Form 10-Q
period 1997-09-30
BUILDING MATERIALS HOLDING CORP
filed 1997-11-14
CIK 1046356

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   SEPTEMBER 30, 1997    or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number 0-19335


                     BUILDING MATERIALS HOLDING CORPORATION
                        (Parent of BMC West Corporation)

                 Delaware                               91-1834269
      (State of other jurisdiction of                  (IRS Employer
       incorporation or organization)               Identification No.)


                      Building Materials Holding Corporation
   One Market Plaza, Steuart Street Tower, Ste 2650, San Francisco, CA  94105
                    Telephone:  (208)331-4410 or (415)227-1650


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No
   ---    ---


                                                     Shares Outstanding as
                  Class                              of November 7, 1997:
                  -----
    Common stock $.001 par value                          12,065,350
                                                          ----------


                          Index to exhibits at page



                           This is Page 1 of 16 Pages

                     BUILDING MATERIALS HOLDING CORPORATION

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I -- FINANCIAL INFORMATION

     Item 1 - Financial Statements                                            3

     Condensed Consolidated statements of Income for the three months ended September 30, 1997 and 1996 and the nine months ended
     September 30, 1997 and 1996                                              4

     Condensed Consolidated Balance Sheets as of September 30, 1997
     and December 31, 1996                                                    5

     Condensed Consolidated Statements of Cash Flows for the nine
     months ended September 30, 1997 and 1996                                 6

     Notes to the Financial Statements                                        7

     Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                      9

PART II -- OTHER INFORMATION

     Item 1 - Legal Proceedings                                              13

     Item 4 - Submission of Matters to a Vote of Security Holders            13

     Item 5 - Other Information                                              13

     Item 6 - Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                   14

INDEX TO EXHIBITS                                                            15

EXHIBITS                                                                     16


                           This is Page 2 of 16 Pages

PART I - FINANCIAL INFORMATION

The condensed consolidated financial statements included herein have been prepared by Building Materials Holding Corporation ("BMHC" or the "Company"), on a consolidated basis without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. BMHC was formed on September 23, 1997 in a holding company reorganization in which BMC West Corporation, the former, registrant, became a wholly owned subsidiary of BMHC. This new structure was adopted to centralize certain administrative functions as the Company expands its participation in the consolidation of the contractor focused building materials distribution industry. All references to the "Company" will mean BMHC on a consolidated basis if referring to periods after September 23, 1997, or BMC West Corporation for all preceding periods.

In the opinion of management, all adjustments necessary to present fairly the results for the periods presented have been included therein. The adjustments made were of a normal, recurring nature. Certain information and footnote disclosure normally included in the consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report.

The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results that might be expected for the fiscal year.

                           This is Page 3 of 16 Pages

                        BUILDING MATERIALS HOLIDNG CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
                     (Dollars in Thousands Except per Share Data)

                                                          Three Months Ended          Nine Months Ended
                                                   September 30,  September 30,  September 30,  September 30,
                                                       1997           1996           1997          1996
                                                   -------------  -------------  -------------  ------------
Net sales                                            $  201,950     $  206,455     $  539,335      $  547,076

Cost of sales                                           155,513        162,094        415,121         427,381
                                                     ----------     ----------     ----------      ----------
Gross profit                                             46,437         44,361        124,214         119,695

Selling, general and administrative expense              37,717         34,780        105,462          97,493

Other income, net                                           487            289          1,378           1,270
                                                     ----------     ----------     ----------      ----------
Income from operations                                    9,207          9,870         20,130          23,472

Interest expense                                          2,245          2,330          6,695           8,297
                                                     ----------     ----------     ----------      ----------
Income before income taxes                                6,962          7,540         13,435          15,175

Income taxes                                              2,750          2,980          5,307           5,993
                                                     ----------     ----------     ----------      ----------
Net income before extraordinary item                      4,212          4,560          8,128           9,182
Extraordinary item                                        --             --             --               (342)
                                                     ----------     ----------     ----------      ----------
Net Income                                           $    4,212     $    4,560     $    8,128       $   8,840
                                                     ==========     ==========     ==========      ==========
Net income per common and common equivalent
share before extraordinary item                      $      .35     $      .38     $      .67       $     .86
Extraordinary item, net of tax                           --             --             --          ($     .03)
                                                     ----------     ----------     ----------      ----------
Net income per Common and Common Equivalent Shares   $      .35     $      .38     $      .67       $     .83
                                                     ==========     ==========     ==========      ==========

Weighted average number of common and common
equivalent shares                                    12,051,916     12,044,134     12,046,496      10,649,697
                                                     ==========     ==========     ==========      ==========

   The accompanying notes are an integral part of these financial statements.


                           This is Page 4 of 16 Pages

                        BUILDING MATERIALS HOLDING CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Dollars in Thousands)

                                                    (UNAUDITED)
                                                   September 30,   December 31,
                                                        1997           1996
                                                   -------------   ------------

CURRENT ASSETS
    Cash                                             $  6,736       $  7,066
    Receivables, net                                   90,694         70,184
    Inventories                                        71,507         76,415
    Deferred income tax benefit                         1,743          1,743
    Prepaid expenses                                      935          1,874
                                                     --------       --------

  Total current assets                                171,615        157,282

PROPERTY AND EQUIPMENT, net                           108,093        103,921
DEFERRED LOAN COSTS                                     1,162          1,438
GOODWILL, net                                          22,878         19,679
OTHER                                                   5,892          6,049
                                                     --------       --------

Total assets                                         $309,640       $288,369
                                                     --------       --------
                                                     --------       --------

CURRENT LIABILITIES
    Current portion of long-term debt                $    588       $    568
    Current redemption requirement on Class B
      preferred stock                                   1,000          1,994
    Accounts payable                                   36,426         33,954
    Accrued expenses                                   17,486         10,299
                                                     --------       --------

  Total current liabilities                            55,500         46,815

LONG-TERM DEBT, net of current portion                 91,562         90,203
DEFERRED INCOME TAXES                                   4,368          4,368
OTHER LONG-TERM LIABILITIES                             1,994          1,895
STOCKHOLDERS' EQUITY
    Common stock, $.001 par value, 20,000,000
      shares authorized, 12,065,350 and 11,825,106
      shares outstanding at September 30, 1997 and
      December 31, 1996, respectively                      12             12
    Additional paid-in-capital                        100,736         97,731
    Retained earnings                                  55,468         47,345
                                                     --------       --------

TOTAL STOCKHOLDERS' EQUITY                            156,216        145,088
                                                     --------       --------
                                                     --------       --------

Total liabilities and stockholders' equity           $309,640       $288,369
                                                     --------       --------
                                                     --------       --------

  The accompanying notes are an integral part of these financial statements.


                           This is Page 5 of 16 Pages

                        BUILDING MATERIALS HOLDING CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                (Dollars in Thousands)

                                                        Nine Months Ended
                                                   September 30,  September 30,
                                                      1997             1996
                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $  8,128       $   8,840
   Adjustments to reconcile net income to cash
     used in operating activities:
       Depreciation and amortization                    8,317           7,720
       Gain on sale of assets                            (430)           (366)
       Extraordinary item, net of tax                     --              342
   Changes in working capital items, net of
      effects of acquisitions                           2,989         (11,097)
   Other                                                 (559)           (699)
                                                     --------        --------

Net cash provided from operating activities            18,445           4,740
                                                     --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                  (9,927)        (11,700)
   Payment for acquisitions                           (10,259)         (3,347)
   Sale of property and equipment                       1,337           1,774
                                                     --------        --------

Net cash used in investing activities                 (18,849)        (13,273)
                                                     --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of 10% unsecured notes                       --          (20,000)
   Repayment of Note Payable                             (561)           (200)
   Borrowings under revolving credit agreement         89,080         173,350
   Repayments under revolving credit agreement        (87,160)       (180,780)
   Redemption of Class B preferred stock               (1,000)         (1,000)
   Issuance of debt                                       --            1,685
   Issuance of Common Stock, net of expenses              --           38,486
   Financing costs                                       (201)           (191)
   Other                                                  (84)           (342)
                                                     --------        --------

Net cash provided by financing activities                  74          11,008
                                                     --------        --------


NET INCREASE (DECREASE) IN CASH                          (330)          2,475
CASH, beginning of period                               7,066           6,004
                                                     --------        --------

CASH, end of period                                  $  6,736        $  8,479
                                                     --------        --------
                                                     --------        --------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for -
      Interest                                       $  5,060        $  6,610
      Income taxes                                   $  4,019        $  4,850

  The accompanying notes are an integral part of these financial statements.


                           This is Page 6 of 16 Pages

                      BUILDING MATERIALS HOLDING CORPORATION
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   WORKING CAPITAL CHANGES

Changes in working capital items, net of acquisitions, for the nine months ended September 30, 1997 and 1996 are as follows (in thousands):

                                                          1997        1996
                                                        --------    --------
Increase in accounts receivable                         ($16,512)   ($19,613)
(Increase)decrease in inventories                          9,495      (6,555)
(Increase) decrease in prepaid expenses                      958         (13)
Increase in accounts payable and accrued expenses          7,413      13,397
Increase in interest payable                               1,635       1,687
                                                        --------    --------
                                                        $  2,989    ($11,097)
                                                        ========    ========

2.   LONG-TERM DEBT

Long-term debt consisted of the following at (in thousands):

                                                   September 30,  December 31,
                                                        1997         1996
                                                   -------------  ------------
Revolving credit agreement borrowings                 $16,000       $14,080
9.18% unsecured senior notes                           50,000        50,000
8.10% unsecured senior notes                           25,000        25,000
Capital lease obligations and other                     1,150         1,691
                                                      -------       -------
                                                       92,150        90,771
Less current portion                                      588           568
                                                      -------       -------
                                                      $91,562       $90,203
                                                      =======       =======

3.   ACQUISITIONS

     In the first quarter of 1997, the Company purchased substantially all of the assets of a building supply firm in Utah, which operates as a satellite to the Orem location. The total cash purchase price was $930,000. In the second quarter of 1997, the Company completed two acquisitions consisting of one value-added facility and one building materials center located in Colorado and Washington. The total cash purchase price was $4,808,000. In the third quarter of 1997, the Company purchased substantially all of the assets of a building supply firm in Nevada. The total purchase price for this facility was $7,522,000, consisting of

                           This is Page 7 of 16 Pages

230,000 shares of stock and $4,521,000 cash. The equity issued for this acquisition was treated as a non-cash transaction and not included in the condensed consolidated statement of cash flows.

4.   EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement 128, EARNINGS PER SHARE, which will be implemented in the fourth quarter of 1997. Primary earnings per share will be replaced with basic earnings per share and fully diluted earnings per share will be renamed diluted earnings per share, neither of which will be significantly different than previously reported primary and fully diluted earnings per share. All previously reported amounts will be restated.














                           This is Page 8 of 16 Pages

              MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage relationship to net sales of certain costs, expenses and income items. The table and subsequent discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                      For The Three Months Ended      For The Nine Month Ended
                      ----------------------------  ----------------------------
                      September 30,  September 30,  September 30,  September 30,
                           1997          1996           1997           1996
                           ----          ----           ----           ----

Net sales                 100.0%         100.0%        100.0%         100.0%
Gross profit               23.0           21.5          23.0           21.9
Selling, general and
  administrative
  expense                  18.7           16.8          19.6           17.8
Other income, net            .2             .1            .3             .2
Income from operations      4.6            4.8           3.7            4.3
Interest expense            1.1            1.1           1.2            1.5
Income taxes                1.4            1.4           1.0            1.1
Net Income                  2.1            2.2           1.5            1.6

THIRD QUARTER OF 1997 COMPARED TO THE THIRD QUARTER OF 1996

Net sales for the three months ended September 30, 1997 were $202.0 million down 2.2% from the third quarter of 1996 when sales were $206.5 million. The decrease in net sales resulted from a 3.6% decrease from the third quarter of 1996 in sales at facilities that operated for at least two months in both the third quarter of 1996 and the third quarter of 1997 ("Same-Store Sales"). Sales decreased due to an overall price deflation of 4.4% primarily attributable to commodity wood product prices. Adjusting for the price deflation, real same-store sales were about 1% ahead of the year-ago quarter, despite lower building permit activity in the majority of the Company's 10-state market area.

Gross profit as a percentage of sales increased to 23.0% in the third quarter of 1997 from 21.5% in the third quarter of 1996, primarily as a result of on going efforts by the Company to improve margins through its increased focus on value-added products, such as roof trusses, pre-hung doors and pre-assembled windows.


                           This is Page 9 of 16 Pages

Selling, general and administrative (SG&A) expense, was $37.7 million in the third quarter of 1997 as compared to $34.8 million in 1996, and increased as a percentage of net sales from 16.8% in 1996 to 18.7% in 1997. The Company attributes this partially to increases in value-added sales that carry higher SG&A expenses and new operating locations that were not included in the comparable period.

Interest expense of $2.2 million in the third quarter of 1997 decreased from $2.3 million in the same period of 1996, primarily due to less debt outstanding during the third quarter of 1997 compared to the third quarter of 1996.

Income taxes were provided at estimated annual effective tax rates of 39.5% for the periods ended September 30, 1997 and September 30, 1996.

As a result of the foregoing factors, net income decreased by $348,000, or 7.6% to $4,212,000, or 2.1% of net sales in the third quarter of 1997, as compared to $4,560,000, or 2.2% of net sales, in the third quarter of 1996.

FIRST NINE MONTHS OF 1997 COMPARED WITH THE FIRST NINE MONTHS OF 1996

Net sales for the nine months ended September 30, 1997 were $539.3 million down 1% from the first nine months of 1996 when sales were $547.1 million. The decrease in net sales resulted from a decrease of 2.9% in Same-Store Sales over the first nine months of 1996. This decrease was primarily a result of lower building permit activity in the majority of the Company's 10-state market area offset by the acquisition of new locations.

Gross profit as a percentage of sales improved to 23.0% in the first nine months of 1997 from 21.9% in the first nine months of 1996, primarily as a result of on going efforts by the Company to improve margins through its increased focus on value-added products, such as roof trusses, pre-hung doors and pre-assembled windows.





                           This is Page 10 of 16 Pages

Selling, general and administrative (SG&A) expense, was $105.5 million in the first nine months of 1997 as compared to $97.5 million in 1996, and increased as a percentage of net sales to 19.6% in 1997 from 17.8% in 1996. The Company attributes this partially to acquisition costs and increases in value-added sales that carry higher SG&A expenses and new operating locations that were not included in the comparable period.

Interest expense decreased to $6.7 million in the first nine months of 1997 from $8.3 million in the same period of 1996, primarily due to less debt outstanding during the nine months of 1997 compared to the first nine months of 1996.

Income taxes were provided at estimated annual effective tax rates of 39.5% for the nine month period ended September 30, 1997 and September 30, 1996.

As a result of the foregoing factors, net income before extraordinary item, decreased to $8,128,000 or 1.5% of net sales in the first nine months of 1997, as compared to $9,182,000, or 1.7% of net sales, in the first nine months of 1996.

In the second quarter of 1996, the Company redeemed, with the net proceeds of an equity offering, the 10% unsecured senior subordinated notes early in the third quarter of 1996. In connection with this planned redemption, the Company wrote off the related deferred loan cost. These write-offs were recorded as an extraordinary charge of $342,000 in the second quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES

In the second quarter of 1996, the Company sold 2,300,000 shares of previously unissued common stock. The net proceeds of this offering of $38.5 million, less underwriting and estimated other issuance costs, were used to retire the $20 million of 10% unsecured senior subordinated notes in the third quarter of 1996 and reduce the debt under the revolving credit agreement.

At September 30, 1997 the Company had $91.6 million of long-term debt outstanding, consisting of $75.6 million of term borrowings under fixed rate



                           This is Page 11 of 16 Pages
notes, and $16.0 million of variable rate debt under the revolving credit agreement.

In the first nine months of 1997, the Company generated $18.4 million of cash from operating activities. Working capital increased from $110.5 million at December 31, 1996 to $116.1 million at September 30, 1997, due primarily to the seasonality in the Company's accounts receivable.

Based on its ability to generate cash from operations and the available borrowing capacity at September 30, 1997 of $59.0 million under the revolving credit agreement (availability of which is subject to the satisfaction of certain customary borrowing conditions), the Company believes it will have sufficient funds to meet its currently anticipated requirements.

NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement 128, EARNINGS PER SHARE, which will be implemented in the fourth quarter of 1997. Primary earnings per share will be replaced with basic earnings per share and fully diluted earnings per share will be renamed diluted earnings per share, neither of which will be significantly different than previously reported primary and fully diluted earnings per share. All previously reported amounts will be restated.













                           This is Page 12 of 16 Pages

PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's recovery, if any, or the Company's liability, if any, under any pending litigation or administrative proceedings would not materially affect its financial condition or operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          Exhibit 11 - Statement regarding computation of per share earnings.

          Exhibit 27 - Financial Data Schedule

(b)       Reports on Form 8-K

             On September 23, 1997, the Company filed a Form 8-K with the Securities and Exchange Commission describing the merger of BMC West Corporation with Building Materials Holding Corporation to create a holding company structure.

             On September 24, 1997, the Company's predecessor BMC West Corporation filed a Form 8-K with the Securities and Exchange Commission also related to the merger of BMC West Corporation with Building Materials Holding Corporation.



                           This is Page 13 of 16 Pages

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BUILDING MATERIALS HOLDING CORPORATION


Date:  November 7, 1997              /s/ Robert E. Mellor
                                     ---------------------------------------
                                     Robert E. Mellor
                                     President, Chief Executive Officer
                                     and Director (Principal Executive Officer)


Date:  November 7, 1997              /s/ Ellis C. Goebel
                                     ---------------------------------------
                                     Ellis C. Goebel
                                     Senior Vice President - Finance
                                     and Treasurer
                                     (Principal Financial Officer)



















                           This is Page 14 of 16 Pages

                                  INDEX TO EXHIBITS

                        BUILDING MATERIALS HOLDING CORPORATION

                            Quarterly Report on Form 10-Q
                       For the Quarter Ended September 30, 1997


                                                                           Page
Exhibit   Description                                                     Number
-------   -----------                                                     ------

3.1 Restated Certificate of Incorporation, filed with the office of the Secretary of State of the State of Delaware on September 23, 1997.

3.2       Certificate of Correction Filed to Correct a
          Certain Error in the Certificate of
          Incorporation Filed in the Office of the Secretary of State of Delaware on September 23, 1997.

11        Computation of Earnings Per Share                                 16

27        Financial Data Schedule




















                           This is Page 15 of 16 Pages