Form 10-K405
period 1997-12-31
BUILDING MATERIALS HOLDING CORP
filed 1998-03-31
CIK 1046356

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(X) Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the fiscal year period ended December 31, 1997 or ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Transition period from       to

Commission file number 0-19335.

                     BUILDING MATERIALS HOLDING CORPORATION

 Incorporated in the State of Delaware       I.R.S. Employer Number 91-1834269

                     BUILDING MATERIALS HOLDING CORPORATION
    One Market Plaza, Steuart Tower, Ste 2650, San Francisco, CA 94105
                           Telephone: (415)227-1650

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
                         -----------------------------
                                TITLE OF CLASS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes  X     No
                         ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
           ------

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the close of business on March 16, 1998 was $113,681,255.*

* Excludes 3,504,150 shares of Common Stock held by directors, officers, and holders of more than 5% of the Company's shares outstanding at March 16, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                                                     Shares Outstanding
                                                       as of March 16,
Class                                                       1998
---------------------------------------------------  -------------------
Common Stock
$.001 par value                                          12,333,762

                           Documents Incorporated by reference
                           -----------------------------------
Listed hereunder are the documents any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1. The registrant's annual report for the fiscal year ended December 31, 1997, portions of which are incorporated by reference into Parts II and IV of this Form 10-K, and

2. The registrant's definitive proxy statement dated March 31, 1998, for use in connection with the annual meeting of shareholders to be held on May 7, 1998, portions of which are incorporated by reference into
   Part III of this Form 10-K.

                     BUILDING MATERIALS HOLDING CORPORATION

                               TABLE OF CONTENTS



Item                                                                                           PAGE
-----------                                                                                    -----

                                     PART I

1.   Business                                                                                    1

2.   Properties                                                                                 12

3.   Legal Proceedings                                                                          14

4.   Submission of Matters to a Vote of Security Holders                                        14

                                    PART II

5.  Market for Registrant's Common Stock and Related Stockholder Matters                        15

6.  Selected Financial Data                                                                     16

7.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                           17

8.  Financial Statements and Supplementary Data                                                 17

9.  Changes in and Disagreements With Accountants on Accounting and Financial
    Disclosure                                                                                  17

                                    PART III

10.  Directors and Executive Officers of the Registrant                                         18

11.  Executive Compensation                                                                     18

12.  Security Ownership of Certain Beneficial Owners and Management                             18

13.  Certain Relationships and Related Transactions                                             18

                                    PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                           19


                                    PART I.

Item 1. Business

Building Materials Holding Corporation ("BMHC") is a holding company engaged, through its wholly owned subsidiary, BMC West Corporation ("BMC West" or the "Company") in the distribution of building materials, selling primarily to professional contractors as well as to project-oriented consumers (including professional repair and remodel contractors hired by them). BMHC was formed to centralize, at the holding company, responsibilities for acquisitions, financial and administrative functions--including strategic, financial and capital planning, corporate governance, and investor relations activities. In addition, the holding company structure is intended to focus operational management of the day-to-day activities. As part of this restructuring, the operating units of BMC West have been divided into three major operating divisions, with plans to create a fourth, with a division president having general responsibility for the profitability of each division. This restructuring is intended to give local management more focused responsibility and enhances the opportunity to recommend the introduction of new products or services appropriate for a given market.

BMC West is a leading regional distributor and retailer of building materials. In addition to distributing products from manufacturers, the Company conducts value-added conversion activities which include fabricating pre-hung doors, roof trusses, pre-assembled windows and pre-cutting lumber to meet customer specifications. The Company operates 55 building materials centers located in Arizona, California, Colorado, Idaho, Montana, Nevada, Oregon, Texas, Utah, and Washington. Value-added activities are conducted at 49 separate facilities, most of which are located at building materials sites.

BMC West targets primarily the professional contractor market, which is a strategy distinct from that pursued by the high-volume, consumer-oriented home center retailers now found throughout the United States. The Company's professional contractor market consists of persons engaged principally in the construction of single-family homes and, to a lesser extent, multi-family units and light commercial and industrial construction. Professional contractors generally are large-volume, repeat customers requiring certainty of product availability and delivery and a number of specialized services typically not offered by home center retailers. The Company also targets the repair and remodel market which consists generally of project-oriented consumers and contractors hired by them, who engage primarily in substantial projects such as room additions, kitchen or bathroom remodeling and fence or deck installations.

BMC West develops long-term relationships with its customers by providing them with a broad range of high-quality products and services. Each of the Company's building materials centers tailors its product and service mix to meet the demands of the local market. The Company's products, which include lumber, panel products, roofing materials, pre-hung doors, roof trusses, pre-assembled windows, cabinets, hardware, paint and tools, are used primarily for new residential construction, light commercial construction and repair and remodeling projects. These products are sold by experienced professionals consisting of both field sales personnel and facility based sales and support personnel. The Company offers its customers various services, including assistance with project designs and materials specifications, coordination of delivery of orders to job sites, provision of credit to pre-approved contractors and referral of retail customers to pre-qualified contractors. Complete home packages
(delivered to the sites of the Company's builder customers according to their construction schedules) account for a significant amount of total sales. In each of the last three years, professional contractors accounted for approximately 75% to 78% of net sales, and project-oriented consumers or the contractors hired by them, accounted for approximately 21% to 24% of net sales.

Industry Overview

The building materials distribution industry is characterized by its substantial size, highly fragmented ownership structure and dependence on the cyclical and seasonal home building industry.

Building materials distributors generally concentrate on serving either project-oriented professional contractors or price-oriented retail consumers. Contractor-oriented building materials distributors, such as BMHC, tend to focus on contractors and project-oriented consumers and compete principally on the basis of service, product quality and availability, on-time delivery, credit availability and reliability, as well as price. Home center retailers, on the other hand, target the mass consumer market, in which competition is based principally on price, merchandising, location and cooperative advertising. Typically, contractor-oriented distributors offer a greater range of services and a wider variety of high quality building products than home center retailers.

The contractor-oriented building materials distribution industry is characterized by a large number of privately owned, small, regional distribution companies and single-site enterprises. These businesses are typically family run, relationship-based operations which focus on offering service, delivery and reliability to their customers. As a result of their size, many of these businesses do not possess sophisticated working capital management and control systems and generally lack the purchasing expertise of a large entity, such as BMHC. Because of these factors, the Company believes that these businesses include a number of attractive acquisition candidates.

The building materials distribution industry is closely linked to the economic cycles and seasonality associated with the home building industry. The Company monitors the issuance of new housing permits as an important indicator of its potential future sales volume. Construction expenditures are largely a function of new residential, commercial and industrial building demand and repair and remodeling projects undertaken. Residential construction is closely linked to new job formation, household formation, interest rates, housing affordability, availability of mortgage financing, regional demographics and consumer confidence. Commercial construction is significantly affected by vacancy and absorption rates, interest rates, long-term regional economic outlooks and the availability of financing. Industrial construction expenditures are linked to the industrial economic outlook, corporate profitability, interest rates and capacity utilization. In difficult economic environments, repair and remodeling expenditures generally represent a greater percentage of housing construction expenditures as new housing starts decline. BMHC centers target participants in all of these sectors, although economic conditions frequently dictate which sector they may emphasize at a given time. A key attribute of the contractor-oriented building materials distribution industry is that professional contractors typically use the same building materials supplier for all of their projects. In order to generate and maintain this loyalty, suppliers generally focus on providing the professional contractor with service, quality, on-time delivery and value-added services.

Geographic Markets

BMHC believes that it's subsidiary BMC West is well positioned in some of the most attractive markets for building materials in the United States. Population and migration trends in the Western markets served by BMC West, as well as the relative strength of many of the local economies it serves, have resulted in the growth of residential housing in these markets.

Operating Strategy

BMHC's operating strategy is to focus responsibility for day-to-day operations at the local level. The building materials centers operate as autonomous, decentralized units capable of meeting local market needs and offering competitive prices. Each of the centers is part of one of three divisions of the Company which are managed by a division president. Management of the centers report to the division president who is charged with responsibility for the overall profitability of the division. The division presidents have substantial autonomy in managing their respective divisions to achieve the Company's targeted goals of profitability. Center managers have a substantial degree of control over inventory, merchandising and pricing, and can develop their own specific programs to meet the needs of their particular markets.

The Company's decentralized, microcomputer based, point-of-sale information system provides each center manager with real-time pricing, inventory availability and margin analysis. At the same time, the Company provides centralized purchasing management, credit and financial controls, management information systems, and training and marketing support. The compensation of substantially all of the employees of each unit is based, in part, on the performance of the individual unit and the division.

The Company believes that many of its building materials centers hold a first or second place market share among professional contractors and that the Company, as a whole, has the largest sales volume of any distributor of building materials serving primarily professional contractors in its market area. The Company intends to maintain its leadership position in these markets by continuing to provide a broad range of high-quality products and services to the professional contractor as well as the project-oriented consumers and professional repair and remodel contractors hired by them. The services provided by the Company include assisting customers with project designs and materials specifications, delivering orders to job sites, providing credit to pre-approved contractors, and referring retail customers to pre-qualified contractors. In addition to distributing products from manufacturers, the Company currently conducts value-added operations at 49 facilities (most of which are located at building materials sites) in nine states, as compared to 16 such facilities in 6 states at the end of 1991. Value-added facilities generally are constructed or acquired at or near a center and can service a sales area depending on the market from 35 to 100 miles in radius. The Company plans to introduce value-added products such as pre-hung doors, roof trusses and pre-assembled windows in more of the markets served by the Company. These products generally carry higher gross margins and have less price volatility than commodity wood products.

BMHC's total quality management program defines quality as providing the best products and services at the right place at the right time. The program provides an environment for employees to identify cost reduction and margin improvement opportunities, empowers employees to make significant contributions and work together as a team, and measures BMHC's performance and follow-through on improvement efforts. Quality teams at BMHC locations seek to make specific, measurable improvements in the Company's critical processes, including order processing, inventory control, delivery and customer assistance. These teams include employees from all functional areas and backgrounds. The Company supports this program through training and the sharing of ideas among locations.

The Company focuses on improving efficiency and productivity at all locations with special attention and support to certain of the centers that the Company believes are under-performing. The Company seeks to anticipate changes in its market by adjusting the inventory product mix and services for the professional contractor and project-oriented consumer and the contractors hired by them. Such adjustments may have some minor impact on margins as we adjust inventories. The Company is also exploring other alternatives for under performing centers including consolidation and liquidation of real property. The Company also is focusing on building new locations within markets where it has a presence.

Acquisition Strategy

BMHC seeks acquisitions of building materials centers and value-added facilities that serve the professional contractor and the project-oriented consumer (including professional repair and remodel contractors hired by them) in new and existing markets in the United States. The fragmented nature of the industry presents to BMHC opportunities to acquire other multi-center distributors that could be acquired as new stand-alone subsidiaries. In addition, BMHC focuses on opportunities to acquire additional centers in the geographic areas currently served by BMHC.

The management of BMHC have substantial experience in expanding building materials supply businesses through acquisitions. Over the past several years, management has contacted and visited many acquisition candidates. In addition, BMHC is contacted regularly by persons seeking to sell their business. BMHC believes that, due to professional contractor loyalty to existing centers, the most expedient way to enter new geographic markets is through acquisitions. BMHC also believes that the availability of a public market for its Common Stock provides it with additional flexibility in pursuing acquisitions.

While the Company evaluates each potential acquisition candidate on its individual merits, its primary objective has been to acquire profitable building materials centers that meet certain general criteria. The typical targeted acquisition candidate is located on a 5 to 10 acre site which includes 8,000 to 15,000 square feet of indoor showroom and contractor sales space and 20,000 to 50,000 square feet of covered storage area, with reasonable access to the local road system and proximity to regional areas of construction demand. Additional factors include the reputation of the center among local contractors and the quality of the center's management and sales organization.

Typically, after the acquisition of a center, the Company enhances the center's sales and service capabilities and may expand its product offerings, including value-added products, in an effort to increase sales. In addition, the Company seeks to implement its accounting and management systems into each newly acquired center. These systems assist in the effective management of the Company's inventories and accounts receivable, and in efforts to improve customer service. Purchasing will be handled at the division or corporate level based on the cost savings.

In 1997, the Company completed five acquisitions involving two building materials centers and six value-added facilities. Total consideration given was $52,797,000, consisting of $40,231,000 cash, a long-term note for $3,700,000,
492,036 shares of common stock valued at $6,300,000, and other assumed operating liabilities of $2,566,000. For those acquisitions completed in the fourth quarter of 1997, preliminary purchase price allocations have been completed. Management expects to finalize these allocation upon closure of the transactions. The following chart sets forth the number of building materials centers acquired and consolidated by the Company during each of the last two fiscal years.

                                                        Year Ended         Year Ended
                                                      Dec. 31, 1997      Dec. 31, 1996
                                                    -----------------  -----------------
Beginning balance............................             53                 52
Acquisitions.................................              5                  1
Other*.......................................             (3)                --
                                                        ----               ----
Ending balance...............................             55                 53
                                                          --                 --
                                                        ----               ----

* In 1997, the Company consolidated its San Marcos and Austin, Texas centers; its Englewood and Denver, Colorado centers; and its Reno and Sparks, Nevada, centers.

It is the objective of BMHC and the Company to continue to acquire complementary businesses. BMHC and the Company continue to engage in discussions with potential acquisition candidates. There can be no assurances that BMHC or the Company will be able to continue to identify and complete successful acquisitions in the future.

Products

Each BMHC unit carries a core of approximately 9,000 stock keeping units ("SKUs"), plus an average of an additional 6,000 SKUs, the product mix of which varies by location. The Company's principal products include lumber, panel products, engineered wood products, roofing materials, pre-hung doors, roof trusses, pre-assembled windows, cabinets, hardware, paint and tools. In addition to distributing such products, the Company conducts value-added activities, which include fabricating pre-hung doors, roof trusses, pre-assembled windows and pre-cutting lumber to meet customer specifications.

The following table sets forth information regarding the percentage of net sales represented by the specified categories of products sold at the Company's centers during each of the last two fiscal years. While the Company believes that the percentages included in the table generally indicate the mix of the Company's sales by category of product, the specific percentages are affected year-to-year by changes in the prices of commodity wood products, as well as changes in unit volumes sold.

Category of Product                                 1997      1996
--------------------------------------------------  -----     -----

Wood products (lumber and panel products).........  47%        47%

Building materials (roofing, siding, engineered
  wood products, insulation and steel)...........   19         20

Millwork/Value-added (pre-hung doors, trusses,
  windows & moldings).............................  24         20

Other (paint, hardware, tools, electrical and
  plumbing).......................................  10         13
                                                   ----       ----
                                                   100%       100%
                                                   ----       ----
                                                   ----       ----

The Company fabricates roof trusses used to form roof support systems and pre-hung door units and pre-assembled window units for the residential and light commercial building markets. Door units are purchased and pre-assembled to contractor specifications using a variety of moldings. The door, truss and window product lines are particularly attractive since they generally bring higher margins, have less price volatility, and are not offered by many building materials centers or home center retailers. The Company believes that its ability to provide pre-hung doors, roof trusses and pre-assembled windows in a number of locations is a competitive advantage when soliciting business from contractors. Inventories of door units, roof trusses and pre-assembled windows are predominantly work-in-process, as these units are usually built-to-order.

The Company's customers generally order products, including pre-hung doors, roof trusses, and pre-assembled windows on an as-needed basis. Therefore, virtually all product shipments in a given fiscal quarter result from orders received in that quarter. Consequently, order backlog represents only a very small percentage of the product sales anticipated by the Company in a given fiscal quarter and is not indicative of the Company's actual sales for any future fiscal period.

As a distributor of building materials and products, the Company regularly monitors innovations in product design to meet its customers' needs. The Company test markets products that substitute for dimensional lumber and has for a number of years distributed alternative products such as engineered wood products and steel studs, and has provided its builder customers information and instruction on the use of such products.

Sales and Marketing

Each of BMHC's divisions and 55 building materials centers tailors its product and service mix to the local market and operates as a separate profit center. The Company reaches its professional contractor customers, mainly through field sales representatives, advertisements in trade journals and local promotional events. The Company's customers include a broad base of professional contractors and project-oriented consumers (including professional repair and remodel contractors hired by them). No single customer accounted for more than 1% of net sales in 1997.

Professional Contractor Market

The professional contractor market is comprised of three major customer segments: two segments are the new housing contractors, and commercial and industrial contractors. In 1997, the Company's sales to these professional contractors accounted for approximately 78% of net sales (this total includes 70% to new residential contractors and 8% to commercial and industrial contractors). Professional contractors accounted for approximately 75% to 78% of the Company's net sales in each of the last three years. A significant amount of this business consisted of sales of complete house packages, including framing lumber, panel products, pre-hung doors and trim packages, roof trusses, pre-assembled windows and other products required to construct or improve a home.

BMHC provides a wide range of customer services to contractors to meet their needs for credit, delivery and expert assistance. While pricing is an important purchasing criterion for these customers, the Company believes that other factors such as coordinated, on-time deliveries, quality and availability of products, relationships with salespeople, credit availability and technical support are equally important. The Company believes that its skills in these areas are important competitive advantages.

The Company's principal channel for reaching the professional contractor market is a sales force of approximately 250 field sales representatives supported by approximately 235 facility-based salespeople. Field sales representatives actively solicit business and work with the facility-based managers to develop bids for contractor projects. The Company provides sales training for all sales representatives, and sales management training for all sales managers and center managers. Sales representatives are compensated through a combination of salary and commission based on individual sales volume and gross margin.

BMC West's center managers ensure that building materials are delivered according to contractor specifications and schedules. Technical personnel involved in purchasing, dispatching, invoicing and credit, support both field sales force and center managers to enhance customer satisfaction.

Repair and Remodel Market

The third major customer segment is the repair and remodel market which consists generally of project-oriented consumers (including professional repair and remodel contractors hired by them). In 1997, the Company's sales to these customers accounted for approximately 21% of net sales and for approximately 21% to 24% of net sales in each of the last three years. The Company's sales to this market generally carry higher margins than sales to the professional contractor market and also carry higher costs. The volume of sales to this market varies depending on location, with the Company actively pursuing repair and remodel business in smaller markets.

Credit

Overall credit policy for sales to contractors is established by corporate management, but each center has responsibility for overseeing local accounts. The individual center managers and their staff are trained to have a thorough understanding of state lien laws, which provide security for the

Company's accounts receivable. The Company's credit policies, together with daily computer monitoring of customer balances, have resulted in average bad debt expense of approximately 0.15% of net sales during the last five years, with no single year exceeding 0.20%. The Company believes that its bad debt expense levels are among the lowest in the industry. Approximately 89% of the Company's sales in 1997 were made to customers to whom the Company had extended credit for such sales.

Management Information Systems

BMHC's financial information, operational data, and other related statistical information are processed and maintained at BMC West's headquarters on a network of server computers and work stations. The Company's financial reporting and relational database system was designed and customized for BMHC by Oracle Corporation. The flexible nature of the Company's installed network allows for the accumulation, processing and distribution of information using industry standard computing resources and programs. The point-of-sale information systems used by the Company operate on IBM RS6000 computers located at each center, and are connected to the computers at headquarters via a high speed frame relay network. These on-line systems provide real-time pricing, inventory availability and margin analysis. This allows each center's sales staff to offer a high level of customer service, while giving management the ability to access and use timely information to improve operations. Management believes that these systems also have enabled the Company to enhance profit margins, improve inventory turnover through identification and elimination of low-turnover items, accelerate analysis of sales trends, and better monitor accounts receivable, employee productivity, customer credit limits and lien protections.

Purchasing

The Company purchases merchandise from a large number of manufacturers and suppliers. In 1997, the Company's largest supplier accounted for approximately 7% of the Company's total purchases. The Company does not believe that the loss of any single supplier would have a material adverse effect on the Company.

The Company purchases its inventory on a centralized basis either at the division or corporate level in order to capitalize on economies of scale, although a limited amount of purchasing and all ordering is controlled at individual centers in order to respond to local needs. Purchasing is controlled at the location level in order to maintain local product needs and inventory turns. Although the Company seeks to time its purchases to take advantage of price movements, BMHC has a policy not to speculate in the commodity wood products market.

Approximately 47% of the Company's 1997 sales were attributable to commodity wood products. Prices of commodity wood products are subject to significant volatility and directly affect the Company's sales. During 1997, the prices of commodity wood products purchased and sold by the Company were on average 4.1% lower than in 1996 (the Company's total price deflator for 1997 was about 2%). The Company has established purchasing and pricing procedures to reduce exposure to inventory write-downs. The Company's commodity buyers monitor inventory and sales levels in each location on a regular basis. With this supply and demand information, buyers generally can avoid overstocking commodity wood products. As a result, the Company turns its commodity product inventory approximately 12 times per year. Such rapid inventory turnover limits the Company's potential exposure to inventory loss from commodity price fluctuations. In addition, the Company's real-time computer network allows the Company to adjust sales prices as purchase prices of commodity products change.

In July 1996, the Company entered into a merchandise supply agreement with TruServe for hardline products. Under the Agreement, BMC West terminated existing affiliations with other distributors.

Competition

BMHC operates in a highly competitive environment. Due to the nature of the industry, BMHC's competitive environment varies by location and by market segment.

Within the professional contractor market, the Company competes primarily with privately owned, single-site enterprises and local and regional building materials chains. Professional contractors generally select building materials centers on the basis of availability of knowledgeable personnel, on-time delivery, reliable inventory levels, availability of credit and competitive pricing. BMHC believes it competes favorably on each of these bases. The Company's relatively large size also permits it to attract experienced and professional sales and service personnel and provides BMHC the resources to offer Company-wide product and service training programs. By working closely with its contractor customers and utilizing the Company's real-time management information system, BMHC's centers maintain appropriate inventory levels and are well positioned to deliver completed orders on time to individual job sites. Large home center retailers can prompt other local suppliers to more aggressively pursue professional contractor business.

Within the repair and remodel market, BMHC competes primarily with local lumberyards and hardware stores and, in certain of its markets, with larger home center chains such as Home Depot, HomeBase and Lowe's. The Company believes that it meets the needs of project-oriented consumers and repair and remodel contractors more effectively than such competitors by (i) providing primarily higher quality products within each category, (ii) offering consumers and contractors access to knowledgeable staff and (iii) developing contractor referral programs to address the requirements of consumers on larger projects.

Employees

The success of BMHC is highly dependent on the quality of its personnel at all levels of the Company. The Company is facing increased competition in attracting and retaining qualified employees. As a result, the Company maintains well rounded and competitive compensation and fringe benefit programs to attract, motivate and retain top performing individuals. In addition, the Company provides extensive product knowledge, customer service, supervisory and managerial training programs to assure employee and customer satisfaction.

At December 31, 1997, BMHC employed approximately 3,500 persons, of which approximately 260 were represented by unions. The Company has not experienced any strikes or other work interruptions and has maintained generally favorable relations with its employees. The following table shows the approximate breakdown by job function of the Company's employees:

Officers, corporate and unit management, and corporate and unit administrative.........         23%
Field sales force (Outside/Inside Sales)...............................................         20%
Retail operations (Cashiers/Receiving/Sales Support)...................................          7%
Delivery (Truck Drivers, Load Builders, Yard)..........................................         33%
Manufacturing (Truss, Door and Window).................................................         17%



Executive Officers as of December 31, 1997

                                                                                        Date First
                                                                                        Elected as
Name                              Age         Position or Office                        An Officer
--------------------------------  ---  -----------------------------------------------  -----------

George E. McCown                  62   Chairman of the Board of Directors                     1987

Robert E. Mellor                  54   President, Chief Executive Officer and Director        1997

Donald S. Hendrickson             67   President, Chief Executive Officer of BMC West
                                       and Director of BMHC                                   1987

Robert L. Becci                   57   Vice President and Controller                          1990

Richard F. Blackwood              60   Senior Vice President                                  1987

Leroy D. Custer                   53   Vice President of Marketing and Purchasing of
                                       BMC West                                               1990

Ellis C. Goebel                   56   Senior Vice President- Finance and Treasurer           1987

Steven H. Pearson                 50   Vice President of Human Resources                      1987

Mr. McCown is Chairman of the Board of Directors of the Company and has been a director since 1987. He was cofounder and has been a Managing General Partner of MDC Management Company, the general partner of McCown De Leeuw & Co., since 1984, and was instrumental in financing and executing the leveraged buy-out of the Company in 1987. Mr. McCown currently serves as a director of three publicly held companies, Nimbus CD International, Inc., Specialty Paperboard, Inc., and Vans, Inc. Mr. McCown also serves as a director of several privately held companies.

Mr. Mellor serves as the President and Chief Executive Officer of BMHC. Mr. Mellor was previously Of Counsel with the law firm of Gibson, Dunn & Crutcher LLP from 1990 through February 15, 1997. He previously served as the Executive Vice President and Chief Administrative Officer, and as a director of Di Giorgio Corporation from 1987 to 1990. He joined Di Giorgio Corporation in 1976.

Mr. Hendrickson has served as President, Chief Executive Officer, and a director of BMC West since its inception in November 1987. Mr. Hendrickson retired from his role as President and CEO of BMC West on March 1, 1998. Mr. Hendrickson will continue to serve as a director. Mr. Hendrickson currently serves as Director-at-Large for Western Building Materials Association.

Mr. Becci has served as the Company's Controller since its inception in 1987 and was elected Vice President in 1990.

Mr. Blackwood is currently Senior Vice President and has served as Vice President of Operations of the Company since 1987.

Mr. Custer has served as Marketing Manager of the Company since 1988 and was elected Vice President of Marketing and Purchasing in 1990.

Mr. Goebel was promoted to Senior Vice President, Finance & Treasurer of Building Materials Holding Corporation in August 1997. He served as Vice President and Treasurer of the Company since its inception in November 1987.

Mr. Pearson has served as Vice President of Human Resources of the Company since its inception in November 1987.

Item 2. Properties

BMHC's headquarters is in San Francisco, California and BMC West's headquarters is in Boise, Idaho. In addition to administrative buildings, the Company has four primary types of facilities: building materials supply centers, pre-hung door plants, truss plants, and pre-assembled window distribution facilities. The Company believes that its facilities are well maintained and generally are adequate for the Company's needs for the foreseeable future. All of the Company's material assets, including land and facilities, are owned or leased by the Company.

                                         State and                                 Date           Owned         Leased
                                           City                                  Acquired        Acreage        Acreage
              ---------------------------------------------------------------  -------------  -------------  -------------

 ARIZONA--1
               Phoenix........................................................         1994            --        12.7
 CALIFORNIA--4
               Atwater........................................................         1990            --         2.4
               Fresno.........................................................         1989           13.1         --
               Merced.........................................................         1987            2.9        1.0
               Modesto........................................................         1989           14.0         --
               San Francisco
                Headquarters..................................................         1997            --          --
 COLORADO -12
               Aspen..........................................................         1987            4.1         --
               Boulder........................................................         1990           10.0         --
               Colorado Springs...............................................         1994            3.3         --
               Denver Door....................................................         1990            --         1.6
               Denver.........................................................         1994            8.7         --
               Evergreen......................................................         1990            3.7         --
               Fort Collins...................................................         1990            4.6         .5
               Fort Lupton*...................................................         1994           10.5         --
               Grand Junction.................................................         1994            3.5         .5
               Glenwood Springs...............................................         1990            2.0         --
               Greeley........................................................         1994           11.0         --
               Pueblo.........................................................         1994           10.7         --
               Steamboat Springs..............................................         1987            1.4        2.8
 IDAHO--7
               Boise..........................................................         1987           23.9         --
               Boise (office).................................................         1988            --          --
               Emmett.........................................................         1987            2.6         --
               Idaho Falls....................................................         1987           11.5        1.0

                                         State and                                 Date           Owned         Leased
                                           City                                  Acquired        Acreage        Acreage
              ---------------------------------------------------------------  -------------  -------------  -------------

IDAHO
              Lewiston.......................................................         1990            3.8         --
              Meridian*......................................................         1987            --         3.8
              Pocatello......................................................         1987            4.6         --
              Rexburg........................................................         1987            1.9         --
              Twin Falls.....................................................         1993            0.5         --
MONTANA--1
              Great Falls....................................................         1993            9.0         --
NEVADA--3
              Carson City....................................................         1992            7.6         --
              Gardnerville...................................................         1992            4.4         --
              Sparks.........................................................         1997            --        11.0
OREGON--2
              Beaverton......................................................         1987            5.6         --
              Wilsonville....................................................         1997            --         3.1
TEXAS--13
              Abilene........................................................         1995           16.8         --
              Coppell........................................................         1997            9.4         --
              El Paso........................................................         1991            7.0         --
              Fredericksburg.................................................         1993            4.0         --
              Houston........................................................         1997            7.1         --
              Hurst..........................................................         1994            5.3        2.3
              Killeen........................................................         1994            3.6        0.3
              Marble Falls...................................................         1993            5.2         --
              New Braunfels..................................................         1995           23.6        5.2
              North Austin...................................................         1995           18.3        3.9
              Shiner.........................................................         1993            1.2        0.4
              South Austin...................................................         1995            6.5         --
              Temple.........................................................         1993           11.3         --
UTAH--5
              Ogden..........................................................         1987            0.5        1.2
              Orem...........................................................         1987            9.9        6.0
              Salt Lake......................................................         1990           16.8         --
              Tooele.........................................................         1987            1.5        0.7
              West Haven.....................................................         1996            6.0         --



                                         State and                                 Date           Owned         Leased
                                           City                                  Acquired        Acreage        Acreage
              ---------------------------------------------------------------  -------------  -------------  -------------
WASHINGTON--7
              Issaquah.......................................................         1994           16.4         --
              Kent...........................................................         1994            4.5         --
              Everett........................................................         1994           28.1         --
              Bothell........................................................         1997            --         2.8
              Spokane........................................................         1990            5.0         --
              Tacoma.........................................................         1987            8.9         --
              Vancouver......................................................         1994            --         5.4
WYOMING
              Jackson*.......................................................         1996            --         1.0

*   These locations are satellites of existing locations.

BMHC AND BMC ARE TRADENAMES OF THE COMPANY. Other brand names or trademarks appearing in this Form 10-K are the property of their respective holders.

Item 3. Legal Proceedings

The Company is involved in litigation and the other legal maters arising in the normal course of business. In the opinion of management, the Company's recovery or liability, if any, under any of these matters will not have a material effect on the Company's financial position, liquidity or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5. Market for Registrant's Common STock and Related Stockholder Matters

The Common Stock of BMC West was traded on the Nasdaq National Market under the symbol "BMCW" since the Company's initial public stock offering in August 1991. In September 1997, the Common Stock started trading under the symbol "BMHC". The following table sets forth the range of high and low closing sales prices on the Nasdaq National Market for the Common Stock for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.


                                                         Common Stock Prices:
                                                        ----------------------
Fiscal 1997                                                High        Low
------------------------------------------------------  ----------  ---------

Quarter ended March 31, 1997..........................  $  14 5/16  $  11 1/2

Quarter ended June 30, 1997...........................      13 7/8     10 3/4

Quarter ended September 30, 1997......................      13 1/4    11 1/16

Quarter ended December 31, 1997.......................      13 1/2     10 1/4


Fiscal 1996                                                 High        Low
------------------------------------------------------    ---------  ---------

Quarter ended March 31, 1996..........................    $  16 1/4  $      13

Quarter ended June 30, 1996...........................       20 1/4     15 1/4

Quarter ended September 30, 1996......................       17 1/8     12 3/4

Quarter ended December 31, 1996.......................       13 7/8     11 7/8

The Company has not paid any dividends on its Common Stock and the Board of Directors presently intends to continue this policy in order to retain earnings for use in its business. The amount of dividend payments is restricted by the Company's loan agreements. At March 16, 1998, BMHC's Common Stock was held by approximately 5,909 shareholders of record or through nominee or street name accounts with brokers (206 registered holders). The last sales price for BMHC's Common Stock, as reported by Nasdaq on March 16, 1998, was $12.875.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data of the Company for the years indicated. It is derived from the Company's audited consolidated financial statements, and should be read in conjunction with the disclosures in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and the consolidated financial statements and notes thereto presented on pages 9 through 22 of the Company's 1997 Annual Report. (in thousands, except per share and share figures.)

                                                     1997          1996         1995        1994        1993
                                                 ------------  ------------  ----------  ----------  ----------

Net sales......................................  $    728,065  $    718,024  $  630,201  $  547,109  $  399,597
Cost of sales..................................       559,655       559,408     492,028     427,951     315,693
                                                 ------------  ------------  ----------  ----------  ----------
Gross profit...................................       168,410       158,616     138,173     119,158      83,904
Selling, general and administrative expense....       145,935       131,462     116,353      91,203      65,619
Other income...................................         1,882         1,268       1,601       1,529         948
                                                 ------------  ------------  ----------  ----------  ----------
Income from operations.........................        24,357        28,422      23,421      29,484      19,233
Interest expense...............................         8,666        10,496      10,746       6,486       4,554
                                                 ------------  ------------  ----------  ----------  ----------
Income before income taxes
 and extraordinary item........................        15,691        17,926      12,675      22,998      14,679
Income taxes...................................         6,198         6,935       4,910       8,739       5,888
                                                ------------  ------------  ----------  ----------  ----------
Income before
  extraordinary item...........................         9,493        10,991       7,765      14,259       8,791
Extraordinary item, net of tax.................            --          (342)         --          --          --
                                                 ------------  ------------  ----------  ----------  ----------
Net income.....................................  $      9,493  $     10,649  $    7,765  $   14,259  $    8,791
                                                 ------------  ------------  ----------  ----------  ----------
                                                 ------------  ------------  ----------  ----------  ----------
Income per diluted common share before
  extraordinary item...........................  $       0.78  $       1.00  $     0.79  $     1.62  $     1.14
Extraordinary item.............................            --         (0.03)         --          --          --
                                                 ------------  ------------  ----------  ----------  ----------
Net income per diluted common share............  $       0.78  $       0.97  $     0.79  $     1.62  $     1.14
                                                 ------------  ------------  ----------  ----------  ----------
Weighted average number of common shares.......    12,136,879    10,998,135   9,751,547   8,798,374   7,707,986
                                                 ------------  ------------  ----------  ----------  ----------
                                                 ------------  ------------  ----------  ----------  ----------

                                        16


BALANCE SHEET DATA:
At Year End                                                1997        1996        1995        1994      1993
-------------------------------------------------------  ----------  ----------  ----------  ---------  ---------
Working capital........................................  $  118,612  $  110,467  $  100,196  $  76,201  $  60,321
Total assets...........................................     340,373     288,369     264,970    222,450    142,297
Long-term debt, net of current maturities and
  redeemable preferred stock...........................     113,410      90,203     123,080     79,336     57,168
Shareholders' equity...................................     160,951     145,088      95,927     87,002     49,510

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations is presented under the caption "Financial Review" in the Company's 1997 Annual Report ("Annual Report"). The information under this caption is incorporated herein by this reference.

To facilitate industry comparisons, the Company elected in 1994 to change its fiscal year-end from December 28 to December 31. This change did not have a material impact on the comparability of the Company's results of operations or cash flows for any of the periods presented.

Item 8. Financial Statements and Supplementary Data

The Company's consolidated financial statements and related notes, together with the report of the independent public accountants, are presented on pages 13 through 23 of the Company's Annual Report and are incorporated herein by this reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant Directors

The nominees for directors of the Company are presented on pages 3 through 4 of the Company's definitive Proxy Statement ("Proxy Statement"). This information is incorporated herein by this reference.

The information required by this Item concerning the Company's executive officers is set forth in Part I, Section Titled "Executive Officers", of this report and is incorporated herein by this reference.

The information required by this Item concerning compliance with Section 16(a) of the Exchange Act is presented under the caption entitled "Certain Relationships and Other Transactions" of the Proxy Statement.

Item 11. Executive Compensation

Information required by this Item concerning compensation of the Company's executive officers for the year ended December 31, 1997, is presented under the captions entitled "Executive Compensation and Other Information" of the Proxy Statement. This information is incorporated herein by this reference.

Item 12. Security Ownership of Certain BeneficiaL Owners and Management

Information required by this Item concerning the security ownership of certain beneficial owners, directors and executive officers, as of December 31, 1997, is set forth under the caption "Security Ownership of Certain Beneficial Owners" of the Proxy Statement and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

Information required by this Item concerning certain relationships and related transactions during 1997 is set forth under the caption "Certain Relationships and Other Transactions" of the Proxy Statement and is incorporated herein by this reference.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this annual report on Form 10-K for Building Materials Holding Corporation:

         (1) The Consolidated Financial Statements, the Notes to Consolidated Financial Statements, and the Report of Independent Public Accountants listed below are incorporated herein by this reference from pages 13 through 23 of the Annual Report.

         - Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.
         - Consolidated Balance Sheets as of December 31, 1997 and December 31, 1996.
         - Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.
         - Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.
         -   Notes to Consolidated Financial Statements.
         -   Report of Independent Public Accountants.

                                                                       Page
                                                                       ----
         (2) Financial Statement Schedules

         -   Report of Independent Public  Accountants................. 21
         II  Valuation and Qualifying Accounts for the years ended
             December 31, 1997, 1996 and 1995.......................... 24

Schedules other than those listed are omitted because they are not applicable or because the required information is shown in the financial statements or notes.

         (3) Exhibits.
             A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by this reference.

(b)      Reports on Form 8-K

             On September 23, 1997, BMHC filed a Form 8-K12G3 with the Securities and Exchange Commission describing the merger of BMC West Corporation with Building Materials Holding Corporation to create a holding company structure.

             On September 24, 1997, BMHC's predecessor BMC West Corporation filed a Form 8-K with the Securities and Exchange Commission also related to the merger of BMC West Corporation with Building Materials Holding Corporation.

             On November 25, 1997, BMHC filed a Form 8-K with the Securities and Exchange Commission to report the acquisition of Lone Star Plywood & Door Corp.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Building Materials Holding Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Building Materials Holding Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 3, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Part IV, Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                             ARTHUR ANDERSEN LLP
Boise, Idaho
February 3, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BUILDING MATERIALS HOLDING CORPORATION

By  /s/ Robert E. Mellor
    ---------------------
    Robert E. Mellor
    President, Chief Executive Officer and Director




Dated: March 17, 1998

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert E. Mellor, Ellis C. Goebel, and Robert L. Becci, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitutes or substituted, may lawfully do or cause to be done by virtue hereof. This Form 10-K may be executed in multiple counterparts, each of which shall be an original, but which shall together constitute but one agreement.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(i) Principal Executive Officer:                  (iv) Directors:

/s/ Robert E. Mellor                              /s/ George E. McCown
---------------------                             -------------------------
Robert E. Mellor                                  George E. McCown
President, Chief Executive                        Chairman of the Board
Officer and Director                              of Directors
March 17, 1998                                    March 17, 1998


(ii) Principal Financial Officer:                 /s/ Robert E. Mellor
                                                  --------------------------
                                                  Robert E. Mellor
                                                  March 17, 1998

/s/ Ellis C. Goebel
----------------------                            /s/ Alec F. Beck
Ellis C. Goebel                                   --------------------------
Senior Vice President--Finance and Treasurer      Alec F. Beck
March 17, 1998                                    March 17, 1998

                                                  /s/ H. James Brown
(iii) Principal Accounting Officer:               --------------------------
                                                  H. James Brown
                                                  March 17, 1998
/s/ Robert L. Becci
------------------------                          /s/ Wilbur J. Fix
Robert L. Becci                                   --------------------------
Vice President and Controller                     Wilbur J. Fix
March 17, 1998                                    March 17, 1998

                                                  /s/ Robert V. Hansberger
                                                  ---------------------------
                                                  Robert V. Hansberger
                                                  March 17, 1998

                                                  /s/ Donald S. Hendrickson
                                                  ---------------------------
                                                  Donald S. Hendrickson
                                                  March 17, 1998

                                                  /s/ Guy O. Mabry
                                                  ---------------------------
                                                  Guy O. Mabry
                                                  March 17, 1998

                                                  /s/ Peter S. O'Neill
                                                  ---------------------------
                                                  Peter S. O'Neill
                                                  March 17, 1998

                     BUILDING MATERIALS HOLDING CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

                     Column A                           Column B       Column C      Column D        Column E
----------------------------------------------------  -------------  -------------  --------------  -------------
                                                                      Additions
                                                       Balance at     Charged to
                                                       Beginning      Costs and                    Balance at
                    Description                         of Year       Expenses      Deductions     End of Year
----------------------------------------------------  -------------  -------------  --------------  -------------
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
Year Ended
December 31, 1997...................................  $(1,231,000)   $(1,657,000)   $1,271,000(1)   $(1,617,000)
Year Ended
December 31, 1996...................................  $(1,426,000)   $(1,014,000)   $1,209,000(1)   $(1,231,000)
Year Ended
December 31, 1995...................................  $  (932,000)   $(1,008,000)   $  514,000(1)   $(1,426,000)

(1) Represents write-offs, net of recoveries.

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports dated February 3, 1998, included and incorporated by reference in Building Materials Holding Corporation's Form 10-K for the year ended December 31, 1997 and into Building Materials Holding Corporation's previously filed Registration Statements File No. 33-52478 and 33-80952 on Form S-8, Registration Statements File No. 33-52478-99 and 033-80952-99 on Form S-8A and Registration Statement File No. 333-36387 on Form S-4.




                                                ARTHUR ANDERSEN LLP


Boise, Idaho
March 17, 1998

                     BUILDING MATERIALS HOLDING CORPORATION

                               INDEX TO EXHIBITS
                          Filed with the Annual Report
                              on Form 10-K for the
                          Year Ended December 31, 1997

Exhibit       Exhibit
Footnote       Number                      Description                           Page
---------    ----------   ---------------------------------------------------    ----

(g)            3.5        Amended Certificate of Incorporation, filed with
                          the office of the Secretary of State of the State
                          of Delaware on September 23, 1997.

(g)            3.6        By-laws of the Registrant.

(c)            4.2        Form of Note.

(c)            4.3        Form of Indenture dated as of November 19, 1992,
                          between the Company and First Interstate Bank of
                          Washington, N.A., as Trustee.

(g)            4.4        Agreement and Plan of Merger, dated September 23,
                          1997 by and among the Registrant, BMC West
                          Corporation and BMC West Merger Corporation.

(g)            4.7        Rights Agreement, dated September 19, 1997, by and
                          between the Registrant and American Stock Transfer
                          and Trust Company.

(a)           10.4*       1990 Bonus Plan of the Company

(a)           10.5*       Stock Option Plan (Senior Original Shareholders
                          Management Plan), effective January 1, 1991.

(a)           10.6*       Stock Option Plan (Field Management Plan),
                          effective January 1, 1991.

(b)           10.7        Form of indemnity agreement between the Company and
                          its officers and directors.

(d)           10.8        Severance Plan for Certain Key Executive Officers,
                          Senior Management and Key Employees of the Company
                          and its subsidiaries as adopted by the Board of
                          Directors of the Company on July 20, 1993.

                                       26


Exhibit       Exhibit
Footnote       Number                      Description                          Page
---------    ----------   ---------------------------------------------------   ----

(d)            10.9       Senior Management and Key Employee Severance
                          Agreements between the Company and Certain
                          Executive Officers dated July 20, 1993.

(d)            10.10      Note Purchase Agreement between Teachers Insurance
                          and Annuity Association of America and the Company
                          dated October 25, 1993.

(d)            10.11      Form of Note.

(e)            10.12      Modification letter dated March 1, 1995, to the
                          Note Purchase Agreement between Teachers Insurance
                          and Annuity Association of America and the Company
                          dated October 25, 1993.

(e)            10.13*     Supplemental Retirement Plan dated January 1, 1993.

(e)            10.14      Note Purchase Agreement between Teachers Insurance
                          and Annuity Association of America and the Company
                          dated March 1, 1995.

(e)            10.15      Note Purchase Agreement between Allstate Life
                          Insurance Company and the Company dated March 1,
                          1995.

(e)            10.16      Form of Notes under Note Purchase Agreement to
                          Allstate Life Insurance Company.

(e)            10.17      Form of Notes on Second Amended and Restated Credit
                          Agreement between Wells Fargo Bank, N.A., as Agent,
                          the Company, and Wells Fargo Bank, N.A., First
                          Interstate Bank of Oregon, N.A., and West One Bank,
                          Idaho, dated March 1, 1995.

(e)            10.18      Form of Note under Second Amended and Restated
                          Credit Agreement.

(f)            10.19*     Amended and Restated 1992 Non-Qualified Stock Plan.

(f)            10.20*     Amended and Restated 1993 Employee Stock Option
                          Plan.

(f)            10.21*     Amended and Restated 1993 Non-Employee Director
                          Stock Option Plan.



Exhibit       Exhibit
Footnote       Number                      Description                          Page
---------    ----------   ---------------------------------------------------   ----
(g)            10.22      Agreement and Plan of Merger, dated September 23,
                          1997 by and among the Registrant, BMC West
                          Corporation and BMC West Merger Corporation.

(h)            10.23      Asset Purchase Agreement dated as of October 6,
                          1997, between BMC West Corporation and Lone Star
                          Plywood & Door Corp.

(h)            10.24      Side Letter Agreement dated as of October 10, 1997,
                          between counsel to BMC West Corporation and Lone
                          Star Plywood & Door Corp., regarding calculation to
                          adjustment to purchase price.

(h)            10.25      Amendment to Asset Purchase Agreement dated as of
                          November 11, 1997, between BMC West Corporation and
                          Lone Star Plywood & Door Corp.

(h)            10.26      Second Amendment to Asset Purchase Agreement dated
                          as of November 11, 1997, between BMC West
                          Corporation and Lone Star Plywood & Door Corp.

               11.1 Statement regarding computation of earnings per share.

               13.1       Building Materials Holding Corporation's 1997
                          Annual Report. Such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K.

               23.1 Independent Public Accountants Consent. Reference is made to page 25.

               24.1       Power of Attorney. Reference is made to page 22.

               27.1       Financial Data Schedule Fiscal year end 1997.

               27.2       Financial Data Schedule Fiscal year end 1996 and
                          Qtrs 2, 3 of 1996--Restated for Basic Earnings per share.

               27.3 Financial Data Schedule Qtr 3 of 1997-- Restated for Basic Earnings per share.

(a) Filed as an exhibit to the Registration Statement on Form S-1 filed with the Commission on June 6, 1991 (Registration No. 33-41040) (the "Registration Statement") and incorporated herein by reference.

(b) Filed as an exhibit to Amendment No. 2 to the Registration Statement, filed with the Commission on August 2, 1991 and incorporated herein by reference.

(c) Filed as an exhibit to Amendment No.1 to the Registration Statement on Form S-1, filed with the Commission on October 20, 1992 (Registration No. 33-52432), and incorporated herein by reference.

(d) Filed as an Exhibit to Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Commission on March 28, 1994, and incorporated herin by reference.

(e) Filed as an Exhibit to Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 30, 1995, and incorporated herein by reference.

(f) Filed as an Exhibit to Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission on March 28, 1997, and incorporated herein by reference.

(g) Filed as an Exhibit to BMHC's Report on Form 8-K12G3, filed with the Commission on September 23, 1997 and incorporated herein by reference.

(h) Filed as an Exhibit to BMHC's Report on Form 8-K, filed with the Commission on November 25, 1997 and incorporated herein by reference.

*    Component of executive compensation.