Form 10-Q
period 1998-03-31
BUILDING MATERIALS HOLDING CORP
filed 1998-05-13
CIK 1046356

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934

For the quarterly period ended March 31, 1998 or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

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

Yes   X   No
    -----    -----

       CLASS                                  Shares Outstanding as
                                              of May 1, 1998:

       Common stock $.001 par value           12,339,458

                       BUILDING MATERIALS HOLDING CORPORATION

                                       INDEX

                                                                    PAGE
                                                                   NUMBER
                                                                   ------
PART I -- FINANCIAL INFORMATION

       Item 1 - Financial Statements

       Condensed Consolidated statements of Income for the
       three months ended March 31, 1998 and 1997                    4

       Condensed Consolidated Balance Sheets as of March 31,
       1998 and December 31, 1997                                    5

       Condensed Consolidated Statements of Cash Flows for the
       three months ended March 31, 1998 and 1997                    6

       Notes to Condensed Consolidated Financial Statements          7

       Item 2 - Management's Discussion and Analysis of
       Financial Condition and Results of Operations                10

PART II -- OTHER INFORMATION

       Item 1 - Legal Proceedings                                   12

       Item 4 - Submission of Matters to a Vote of Security
       Holders                                                      12

       Item 5 - Other Information                                   12

       Item 6 - Exhibits and Reports on Form 8-K                    12

SIGNATURES                                                          13

INDEX TO EXHIBITS                                                   14

EXHIBITS                                                            15

PART I - FINANCIAL INFORMATION

The condensed consolidated financial statements included herein have been prepared by Building Materials Holding Corporation ("BMHC" or the "Company")on a consolidated basis, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. BMHC was formed on September 23, 1997 in a holding company reorganization in which BMC West Corporation, the former registrant, became a wholly owned subsidiary of BMHC. This new structure was adopted to centralize certain administrative functions as the Company expands its participation in the consolidation of the contractor focused building materials distribution industry. All references to the "Company" will mean BMHC on a consolidated basis if referring to periods after September 23, 1997, or BMC West Corporation for all preceding periods.

In the opinion of management, all adjustments necessary to present fairly the results for the periods presented have been included therein in management's discussion and analysis thereof. The adjustments made were of a normal, recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report.

The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results that might be expected for the fiscal year.

                        BUILDING MATERIALS HOLIDNG CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
                    (Dollars in Thousands, Except per Share Data)

                                              Three Months Ended
                                            March 31,    March 31,
                                               1998        1997
                                            ---------    ---------
Net sales                                    $183,631     $146,769

Cost of sales                                 139,666      112,479
                                            ---------    ---------

Gross profit                                   43,965       34,290

Selling, general and
  administrative expense                       40,436       31,913

Other income                                      373          464
                                            ---------    ---------

Income from operations                          3,902        2,841

Interest expense                                2,497        2,088
                                            ---------    ---------

Income before income taxes                      1,405          753

Income taxes                                      555          297
                                            ---------    ---------

Net income                                   $    850      $   456
                                            ---------    ---------
                                            ---------    ---------

Net income per common share:
  Basic:                                        $0.07        $0.04
                                                -----        -----
                                                -----        -----

  Diluted:                                      $0.07        $0.04
                                                -----        -----
                                                -----        -----

                        BUILDING MATERIALS HOLDING CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Dollars in Thousands)

                                                  (UNAUDITED)
                                                   March 31,    December 31,
                                                     1998           1997
                                                  -----------   ------------
ASSETS
Current assets
     Cash                                          $  7,306       $  8,177
     Receivables, net                                84,437         84,872
     Inventories                                     80,531         78,162
     Deferred income tax benefit                      2,131          2,131
     Prepaid expenses                                 1,157          3,481
                                                  -----------   ------------
            Total current assets                    175,562        176,823

Property, plant and equipment, net                  119,101        118,240
Deferred loan costs                                   1,458          1,324
Goodwill, net                                        37,757         38,193
Other                                                 5,777          5,793
                                                  -----------   ------------
Total assets                                       $339,655       $340,373
                                                  -----------   ------------
                                                  -----------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Current portion of long-term debt             $  1,124       $  1,150
     Accounts payable                                42,875         43,204
     Accrued compensation                             4,385          6,469
     Sales tax payable                                3,877          3,398
     Other accrued expenses                           5,649          3,990
                                                  -----------   ------------
            Total current liabilities                57,910         58,211

Long-term debt, net of current portion              112,610        113,410
Deferred income taxes                                 4,722          4,722
Other long-term liabilities                           2,590          3,079

Shareholders' equity
     Common stock, $.001 par value, 20,000,000
       shares authorized, 12,333,762 and
       12,331,088 shares outstanding at March 31,
       1998 and December 31, 1997, respectively          12             12
Additional paid-in capital                          104,127        104,107
Retained earnings                                    57,684         56,832
                                                  -----------   ------------
            Total shareholders' equity              161,823        160,951
                                                  -----------   ------------
Total liabilities and shareholders' equity         $339,655       $340,373
                                                  -----------   ------------
                                                  -----------   ------------

The accompanying notes are an integral part of these financial statements.

                        BUILDING MATERIALS HOLDING CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                (Dollars in Thousands)

                                                      Three Months Ended
                                                  --------------------------
                                                   March 31,    December 31,
                                                     1998           1997
                                                  -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $   850       $    456
Adjustments to reconcile net income to cash
  provided (used) by operating activities:
    Depreciation and amortization                     3,113          2,714
    Gain on sale of assets                              (29)           --
    Stock option compensation                            16            --
Changes in working capital items net of
  effects of acquisitions and divestitures              115         (5,613)
Other                                                  (783)          (463)
                                                  -----------   ------------
Net cash provided(used) by operating activities       3,282         (2,906)
                                                  -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                  (3,458)        (2,429)
Payments for acquisitions                               --            (930)
Sale of property and equipment                          128            319
                                                  -----------   ------------
Net cash used in investing activities                (3,330)        (3,040)
                                                  -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving
  credit agreements                                    (800)         7,160
Redemption of preferred stock                           --          (1,000)
Financing costs                                         --            (200)
Other                                                   (23)           (69)
                                                  -----------   ------------
Net cash provided (used)by financing activities        (823)         5,891
                                                  -----------   ------------

Net increase in cash                                   (871)           (55)
Cash, beginning of period                             8,177          7,066
                                                  -----------   ------------
Cash, end of period                                 $ 7,306        $ 7,011
                                                  -----------   ------------
                                                  -----------   ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for -
     Interest                                          $768           $547
     Income taxes                                       --             --


The accompanying notes are an integral part of these financial statements.

                       BUILDING MATERIALS HOLDING CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
1.  WORKING CAPITAL CHANGES

Changes in working capital items, net of acquisitions, for the three months ended March 31, 1998 and 1997 are as follows (in thousands):

                                                   1998        1997
                                                 --------    --------
(Increase)decrease in accounts
  receivable                                      $   435     $(2,337)
(Increase) in inventories                          (2,369)     (3,900)
(Increase) decrease in prepaid
  expenses                                          2,324        (646)
(Decrease) in accounts payable and
  accrued expenses                                 (2,004)       (271)
Increase in interest payable                        1,729       1,541
                                                 --------    --------
                                                  $   115     $(5,613)
                                                 --------    --------
                                                 --------    --------

2.  LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

                                               March 31,     December 31,
                                                 1998            1997
                                               ---------     ------------
Revolving credit agreement borrowings           $ 33,910         $ 34,710
9.18% unsecured senior notes                      50,000           50,000
8.10% unsecured senior notes                      25,000           25,000
Other                                              4,824            4,850
                                               ---------     ------------
                                                 113,734          114,560
  Less current portion                             1,124            1,150
                                               ---------     ------------
                                                $112,610         $113,410
                                               ---------     ------------
                                               ---------     ------------


The company is in compliance with all covenants and conditions related to the above borrowings.

3.   EARNINGS PER SHARE

Net income per share was determined as follows (in thousands, except shares and per share amounts)

                                                Three Months Ended
                                              -----------------------
                                               March 31,     March 31,
                                                 1998          1997
                                              ----------    ----------
COMPUTATION OF BASIC EARNINGS PER SHARE

Net income                                       $850          $456
Class B preferred stock
  accretion                                       --             (7)
                                              ----------    ----------
Net income available to
 common shareholders                             $850          $449
                                              ----------    ----------
                                              ----------    ----------
Weighted average shares
outstanding                                   12,333,405    11,827,254
                                              ----------    ----------
                                              ----------    ----------
BASIC EARNINGS PER SHARE                           $0.07         $0.04
                                              ----------    ----------
                                              ----------    ----------

COMPUTATION OF DILUTED EARNINGS PER SHARE

Net income available to
  common shareholders                               $850          $449
                                              ----------    ----------
                                              ----------    ----------
Weighted average shares outstanding           12,333,405    11,827,254

Net effect of dilutive stock options
  based on the treasury stock method
  using average market price                     139,057       220,339
                                              ----------    ----------
Weighted average diluted
  shares outstanding                          12,472,462    12,047,593
                                              ----------    ----------
                                              ----------    ----------
DILUTED EARNINGS PER SHARE                         $0.07         $0.04
                                              ----------    ----------
                                              ----------    ----------


4.   REPORTING COMPREHENSIVE INCOME

     During first quarter 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The Company currently has no components of comprehensive income.



5.   NEW ACCOUNTING PRONOUNCEMENT

     On April 3, 1998, the AICPA issued Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES. This Statement of Position provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company plans to adopt this Statement in the first quarter of 1999 and does not anticipate that it will have a material impact on the Company's results of operations or financial condition.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage relationship to net sales of certain costs, expenses and income items. The table and subsequent discussion should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                                       For The Three Months Ended
                                       --------------------------
                                          March 31,     March 31,
                                            1998           1997
                                       ------------    ----------
Net sales                                 100.0%         100.0%
Gross profit                               23.9           23.4
Selling, general and
 administrative expense                    22.0           21.7
Other income, net                           0.2            0.3
Income from operations                      2.1            1.9
Interest expense                            1.4            1.4
Income taxes                                0.3            0.2
Net Income                                  0.5            0.3


FIRST QUARTER OF 1998 COMPARED TO THE FIRST QUARTER OF 1997

Net sales for the three months ended March 31, 1998 were $183.6 million up 25% from the first quarter of 1997 when sales were $146.8 million. The increase in net sales resulted from 1997 acquisitions and a 12.5% increase from the first quarter of 1997 in sales at facilities that operated for at least two months in both the first quarter of 1997 and the first quarter of 1998 ("same-store sales"). Same-store sales benefited from good weather in many markets and robust building permit activity. Sales increased despite overall price deflation of 3.6%, primarily attributable to commodity wood product prices. Adjusting for the price deflation, real same-store sales were approximately 16.1% ahead of the year-ago quarter.

Gross profit as a percentage of sales increased to 23.9% in the first quarter of 1998 from 23.4% in the first quarter of 1997, primarily as a result of on going efforts by the Company to improve margins through its increased focus on value-added products, such as roof trusses, pre-hung doors and pre-assembled windows.

Selling, general and administrative (SG&A) expenses, were $40.4 million in the first quarter of 1998 as compared to $31.9 million in 1997, and increased as a percentage of net sales from 21.7% in 1997 to 22.0% in 1998. The Company attributes this partially to increases in value-added sales that carry higher SG&A expenses and the continuing effort in integrating new operating locations that were not included in the comparable period.

Interest expense of $2.5 million in the first quarter of 1998 increased from $2.1 million in the same period of 1997, primarily due to increased borrowings under the Company's revolving line of credit after the acquisitions made in the second half of 1997.

Income taxes were provided at estimated annual effective tax rates of 39.5% for the periods ended March 31, 1998 and March 31, 1997.

As a result of the foregoing factors, net income increased by $394,000 or 86.4% to $850,000, or .5% of net sales in the first quarter of 1998, as compared to $456,000, or 0.3% of net sales, in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998 the Company had $113.7 million of long-term debt outstanding, consisting of $79.8 million of term borrowings under fixed rate notes, and $33.9 million of variable rate debt under the revolving credit agreement.

In the first three months of 1998, the Company generated $3.3 million of cash from operating activities. Working capital decreased from $118.6 million at December 31, 1997 to $117.7 million at March 31, 1998, due primarily to the seasonality in the Company's accounts receivable, inventory and accounts payable.

Based on its ability to generate cash from operations and the available borrowing capacity at March 31, 1998 of $36.1 million under the revolving credit agreement (availability of which is subject to the satisfaction of certain customary borrowing conditions), the Company believes it will have sufficient funds to meet its currently anticipated requirements.

PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          The Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's recovery, if any, or the Company's liability, if any, under any pending litigation or administrative proceedings would not materially affect its financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits
          Exhibit 27 - Financial Data Schedule

(b)       Reports on Form 8-K
          None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BUILDING MATERIALS HOLDING CORPORATION


Date:  May 7, 1998                 /s/ Robert E. Mellor
                                   ------------------------------------------
                                   Robert E. Mellor
                                   President, Chief Executive Officer
                                   and Director (Principal Executive Officer)


Date:  May 7, 1998                 /s/ Ellis C. Goebel
                                   ------------------------------------------
                                   Ellis C. Goebel
                                   Senior Vice President - Finance and Treasurer
                                   (Principal Financial Officer)

                                 INDEX TO EXHIBITS

                       BUILDING MATERIALS HOLDING CORPORATION

                           Quarterly Report on Form 10-Q
                        For the Quarter Ended March 31, 1998

                                                                       Page
Exhibit   Description                                                 Number
-------   -----------                                                 ------
27        Financial Data Schedule                                       15
