Form 10-Q
period 1998-06-30
BUILDING MATERIALS HOLDING CORP
filed 1998-08-10
CIK 1046356

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                -------------

                                  FORM 10-Q

                                -------------


/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1998 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________________ to ________________

                        Commission file number 0-19335


                    BUILDING MATERIALS HOLDING CORPORATION


                Delaware                                     91-1834269
 (State of other jurisdiction of incorporation or           (IRS Employer
              organization)                               Identification No.)


                   Building Materials Holding Corporation
     One Market Plaza, Steuart Tower, Ste 2650, San Francisco, CA  94105
                          Telephone:  (415)227-1650



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X        No
                        -----         -----

                                                        Shares Outstanding as
                Class                                     of July 31, 1998:
                -----                                   --------------------
                Common stock $.001 par value             12,641,439

                       BUILDING MATERIALS HOLDING CORPORATION

                                       INDEX


                                                                        Page
                                                                       Number
                                                                       ------
PART I -- FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Condensed Consolidated Statements of Income for the three and
      six months ended June 30, 1998 and 1997                             4

      Condensed Consolidated Balance Sheets as of June 30, 1998 and
      December 31, 1997                                                   5

      Condensed Consolidated Statements of Cash Flows for the six
      months ended June 30, 1998 and 1997                                 6

      Notes to Condensed Consolidated Financial Statements                7

      Item 2 - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                10


PART II -- OTHER INFORMATION

      Item 1 - Legal Proceedings                                         13

      Item 4 - Submission of Matters to a Vote of Security Holders       14

      Item 5 - Other Information                                         15

      Item 6 - Exhibits and Reports on Form 8-K                          15

 SIGNATURES                                                              16

 INDEX TO EXHIBITS                                                       17

 EXHIBITS                                                                18

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

In the opinion of management, all adjustments necessary to present fairly the financial results for the periods presented have been included in management's discussion and analysis. The adjustments made were of a normal, recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1997 Annual Report.

The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results that might be expected for the fiscal year.

                       BUILDING MATERIALS HOLDING CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In Thousands, Except Per Share Data)


                                     Three Months Ended            Six Months Ended
                                   June 30,       June 30,       June 30,     June 30,
                                     1998           1997           1998         1997
                                   --------       --------      --------     --------
Net sales                          $226,017       $190,616      $409,648     $337,385

Cost of sales                       171,413        147,129       311,079      259,608
                                   --------       --------      --------     --------
Gross profit                         54,604         43,487        98,569       77,777

Selling, general
 and administrative
 expense                             44,523         35,832        84,959       67,745

Other income                            451            427           824          891
                                   --------       --------      --------     --------

Income from
 operations                          10,532          8,082        14,434       10,923

Interest expense                      2,674          2,362         5,171        4,450
                                   --------       --------      --------     --------
Income before income
  taxes                               7,858          5,720         9,263        6,473

Income taxes                          3,104          2,260         3,659        2,557
                                   --------       --------      --------     --------

Net income                           $4,754         $3,460       $ 5,604      $ 3,916
                                   --------       --------      --------     --------
                                   --------       --------      --------     --------
Net income per common
  share:
Basic                                 $0.38          $0.29         $0.45        $0.33
                                   --------       --------      --------     --------
                                   --------       --------      --------     --------

Diluted                               $0.38          $0.29         $0.45        $0.33
                                   --------       --------      --------     --------
                                   --------       --------      --------     --------

The accompanying notes are an integral part of these condensed financial statements.

                       BUILDING MATERIALS HOLDING CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In Thousands, Except Share Data)


                                                       June 30,      December 31,
                                                         1998            1997
                                                       --------      ------------
ASSETS
Current assets
      Cash                                             $  8,234        $  8,177
      Receivables, net                                  100,627          84,872
      Inventories                                        83,089          78,162
      Deferred income tax benefit                         2,131           2,131
      Prepaid expenses                                    1,366           3,481
                                                       --------        --------
           Total current assets                         195,447         176,823

 Property, plant and equipment, net                     131,543         118,240
 Deferred loan costs                                      1,051           1,324
 Goodwill, net                                           38,339          38,193
 Other                                                    5,618           5,793
                                                       --------        --------
 Total assets                                          $371,998        $340,373
                                                       --------        --------
                                                       --------        --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Current portion of long-term debt                 $    --        $  1,150
      Accounts payable                                   47,350          43,204
      Accrued compensation                                8,065           6,469
      Sales tax payable                                   4,017           3,398
      Other accrued expenses                              7,758           3,990
                                                       --------        --------
           Total current liabilities                     67,190          58,211

Long-term debt, net of current portion                  126,630         113,410
Deferred income taxes                                     4,722           4,722
Other long-term liabilities                               2,851           3,079

Shareholders' equity
      Common stock, $.001 par value, 20,000,000
        shares authorized, 12,641,439 and
        12,331,088 shares outstanding at June 30,
        1998 and December 31, 1997, respectively             13              12
 Additional paid-in capital                             108,154         104,107
 Retained earnings                                       62,438          56,832
                                                       --------        --------
           Total shareholders' equity                   170,605         160,951
                                                       --------        --------
 Total liabilities and shareholders' equity            $371,998        $340,373
                                                       --------        --------
                                                       --------        --------

The accompanying notes are an integral part of these condensed financial statements.

                       BUILDING MATERIALS HOLDING CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In Thousands)



                                                         Six Months Ended
                                                       June 30,      June 30,
                                                        1998           1997
                                                      ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $   5,604     $   3,916
Adjustments to reconcile net income to cash
  provided (used)in operating activities:
      Depreciation and amortization                      6,576         5,457
      Gain on sales of assets                              (60)         (423)
      Stock option compensation                             16            --
Changes in working capital items, net of
  effects of acquisitions and divestitures              (2,569)       (4,190)
Other                                                     (282)         (684)
                                                      ---------     ---------
Net cash provided by operating activities                9,285         4,076
                                                      ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                    (10,327)       (6,153)
Payments for acquisitions                              (11,536)       (5,738)
Proceeds from sales of property and equipment              534         1,232
                                                      ---------     ---------
Net cash used in investing activities                  (21,329)      (10,659)
                                                      ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit agreement         13,220         9,930
Principal payments on debt                              (1,124)           --
Redemption of preferred stock                               --        (1,000)
Financing costs                                             --          (201)
Other                                                        5           (68)
                                                      ---------     ---------
Net cash provided by financing activities               12,101         8,661
                                                      ---------     ---------

Net increase in cash                                        57         2,078
Cash, beginning of period                                8,177         7,066
                                                      ---------     ---------
Cash, end of period                                   $  8,234      $  9,144
                                                      ---------     ---------
                                                      ---------     ---------

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for -
       Interest                                       $  4,901      $  4,378
       Income taxes                                   $  1,114      $    487

The accompanying notes are in integral part of these condensed financial statements.

                       BUILDING MATERIALS HOLDING CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   WORKING CAPITAL CHANGES

Changes in working capital items, net of acquisitions, for the six months ended June 30, 1998 and 1997 are as follows (in thousands):


                                                      1998            1997
                                                   ----------     ----------

(Increase)in accounts receivable                   $(11,983)       $(13,021)
(Increase)in inventories                             (2,144)         (1,994)
Decrease in prepaid expenses                          2,123             687
Increase in accounts payable and accrued
  expenses                                            9,431          10,066
Increase in interest payable                              4              72
                                                   ----------     ----------
                                                   $ (2,569)       $ (4,190)
                                                   ----------     ----------
                                                   ----------     ----------


2.   LONG-TERM DEBT

Long-term debt consisted of the following(in thousands):


                                                        June 30,  December 31,
                                                          1998        1997
                                                      ----------  -----------
Revolving credit agreement borrowings                  $ 47,930     $ 34,710
9.18% unsecured senior notes                             50,000       50,000
8.10% unsecured senior notes                             25,000       25,000
Other                                                     3,700        4,850
                                                      ----------  -----------
                                                        126,630      114,560
      Less current portion                                   --        1,150
                                                      ----------  -----------
                                                       $126,630     $113,410
                                                      ----------  -----------
                                                      ----------  -----------

The Company is in compliance with all covenants and conditions related to the above borrowings.

3.   EARNINGS PER SHARE

Earnings per share was determined as follows:

                              Three Months Ended            Six Months Ended
                           -------------------------   --------------------------
                             June 30,       June 30,     June 30,        June 30
                               1998           1997         1998           1997
                           -----------    ----------   -----------    -----------
COMPUTATION OF BASIC
EARNINGS PER SHARE:
Net income                 $ 4,754,000    $ 3,460,000  $ 5,604,000    $ 3,916,000
Class B preferred stock
  accretion                         --             --           --         (6,500)
                           -----------    -----------  -----------    -----------
Net income available to
  common shareholders      $ 4,754,000    $ 3,460,000  $ 5,604,000    $ 3,909,500
                           -----------    -----------  -----------    -----------
                           -----------    -----------  -----------    -----------

Weighted average shares
  outstanding               12,408,238     11,830,141   12,372,560     11,828,690
                           -----------    -----------  -----------    -----------
                           -----------    -----------  -----------    -----------

BASIC EARNINGS PER SHARE         $0.38         $0.29         $0.45          $0.33
                           -----------    -----------  -----------    -----------
                           -----------    -----------  -----------    -----------

COMPUTATION OF DILUTED
EARNINGS PER SHARE:
Net income available to
  common shareholders      $ 4,754,000    $ 3,460,000  $ 5,604,000    $ 3,909,500
                           -----------    -----------  -----------    -----------
                           -----------    -----------  -----------    -----------
Weighted average shares
  outstanding               12,408,238     11,830,141   12,372,560     11,828,690

Net effect of dilutive
 stock options based on
 the treasury stock
 method using average
 market price                  163,636        215,953      147,775        217,172
                           -----------    -----------  -----------    -----------

Weighted average diluted
  shares outstanding        12,571,874     12,046,094   12,520,335     12,045,862
                           -----------    -----------  -----------    -----------
                           -----------    -----------  -----------    -----------

DILUTED EARNINGS PER
      SHARE                      $0.38          $0.29        $0.45          $0.33
                           -----------    -----------  -----------    -----------
                           -----------    -----------  -----------    -----------

4.   ACCQISITIONS
     In the second quarter of 1998, the Company completed five acquisitions consisting of eight locations, six of which have value-added facilities located in Montana, Oregon, Texas and Washington. The total consideration given was $15.6 million consisting of $11.5 million in cash, 299,343 shares of common stock valued at $4.0 million and other assumed operating liabilities of $81,000. For purposes of the Statements of Cash Flows, those portions of the acquisitions completed by payment of the Company's common stock or through the assumption of operating liabilities have been treated as non-cash transactions.

5.   START-UP COSTS
     On April 3, 1998, the AICPA issued Statement of Position (SOP)98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES. This SOP provides guidance on the financial reporting of start-up and organization costs. The SOP requires costs of start-up activities and organization costs to be expensed as incurred. This SOP is effective for financial statements with fiscal years beginning after December 15, 1998 and earlier application is encouraged. The Company adopted this SOP during the second quarter of 1998. The resulting impact on the Company's consolidated results of operations and financial condition was immaterial.


6.   NEW ACCOUNTING PRONOUNCEMENT
     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Statement establishes accounting and reporting standards requiring derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This Statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company plans to adopt this Statement in the first quarter of 2000. The Company is still in process of reviewing this Statement, however, given that the Company does not utilize derivative instruments, adoption of this Statement is not expected to have an impact on the Company's consolidated results of operations or financial condition.

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

                                                      For The Three Months Ended      For The Six Months Ended
                                                      --------------------------      ------------------------
                                                       June 30,         June 30,      June 30,        June 30,
                                                         1998             1997          1998            1997
                                                      --------          -------       -------         --------
Net sales                                              100.0%            100.0%        100.0%          100.0%
Gross profit                                            24.2              22.8          24.1            23.1
Selling, general and
  administrative expense                                19.7              18.8          20.7            20.1
Other income                                              .2                .2            .2              .3
Income from operations                                   4.7               4.2           3.5             3.2
Interest expense                                         1.2               1.2           1.3             1.3
Income taxes                                             1.4               1.2            .9              .8
Net income                                               2.1               1.8           1.4             1.2



SECOND QUARTER OF 1998 COMPARED TO THE SECOND QUARTER OF 1997

Net sales for the three months ended June 30, 1998 were $226.0 million up 18.6% from the second quarter of 1997 when sales were $190.6 million. The largest portion of this increase was due to acquisitions contributing $26.6 million. The increase in net sales also resulted from a 5.7% increase over the second quarter of 1997 in sales at facilities that operated for at least two months in both the second quarter of 1997 and the second quarter of 1998 ("same-store sales"). Sales increased despite overall price deflation of 3.2%, primarily attributable to commodity wood product prices. Adjusting for the price deflation, real same-store sales were approximately 8.9% over the year-ago quarter.

Gross profit as a percentage of sales increased to 24.2% in the second quarter of 1998 from 22.8% in the second quarter of 1997, primarily as a result of on-going efforts by the Company to improve margins through its increased focus on value-added products, such as roof trusses, pre-hung doors, millwork, and pre-assembled windows.

Selling, general and administrative (SG&A) expense, was $44.5 million in the second quarter of 1998 as compared to $35.8 million in 1997, and increased as a percentage of net sales from 18.8% in 1997 to 19.7% in 1998. The Company attributes this partially to increases in value-added sales that carry higher SG&A expenses and integrating new operating locations that were not included in the comparable period.

Interest expense of $2.7 million in the second quarter of 1998 increased from $2.4 million in the same period of 1997, primarily due to increased borrowings under the Company's revolving line of credit to support higher working capital as a result of increased sales and acquisitions made during the previous 12 months.

Income taxes were provided at estimated annual effective tax rates of 39.5% for the periods ended June 30, 1998 and June 30, 1997.

As a result of the foregoing factors, net income increased by $1.3 million, or 37.4% to $4.8 million, or 2.1% of net sales in the second quarter of 1998, as compared to $3.5 million, or 1.8% of net sales, in the second quarter of 1997.

FIRST SIX MONTHS OF 1998 COMPARED WITH THE FIRST SIX MONTHS OF 1997

Net sales for the six months ended June 30, 1998 were $409.6 million up 21.4% from the first half of 1997 when sales were $337.4 million. The largest portion
of this increase was due to acquisitions contributing $47.5 million.   The
increase in net sales also resulted from an increase of 8.7% in same-store sales, over the first six months of 1997. Sales in the 1998 period were negatively affected by lower commodity wood product prices. The price decrease contributed to an overall price deflator of 3.4%, the effect of which decreased sales by approximately $11.4 million. Excluding price deflation, same-store sales increased 12.1%.

Gross profit as a percentage of sales improved to 24.1% in the first half of 1998 from 23.1% in the first six months of 1997, primarily as a result of on going efforts by the Company to improve margins through its increased focus on value-added products, such as roof trusses, pre-hung doors, millwork and pre-assembled windows.

Selling, general and administrative (SG&A) expense, was $85.0 million in the first six months of 1998 as compared to $67.7 million in 1997, and increased as a percentage of net sales to 20.7% in 1998 from 20.1% in 1997. The Company attributes this partially to increases in value-added sales that carry higher SG&A expenses and integrating new operating locations that were not included in the comparable period.

Interest expense increased to $5.2 million in the first six months of 1998 from $4.5 million in the same period of 1997, primarily due to increased borrowings under the Company's revolving line of credit to support higher working capital as a result of increased sales and acquisitions made during the previous 12 months.

Income taxes were provided at estimated annual effective tax rates of 39.5% for the six month periods ended June 30, 1998 and June 30, 1997.

As a result of the foregoing factors, net income increased by $1.7 million, or 43.1% to $5.6 million, or 1.4% of net sales in the first half of 1998, as compared to $3.9 million, or 1.2% of net sales, in the first six months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998 the Company had $126.6 million of long-term debt outstanding, consisting of $78.7 million of term borrowings under fixed rate notes, and $47.9 million of variable rate debt under the revolving credit agreement.

In the first half of 1998, the Company generated $9.3 million of cash from operating activities. Working capital increased from $118.6 million at December 31, 1997 to $128.3 million at June 30, 1998, due primarily to increased sales and acquisitions made during the previous 12 months and due to the seasonality in the Company's accounts receivable and inventories.

Based on its ability to generate cash from operations and the available borrowing capacity at June 30, 1998 of $22.1 million under the revolving credit agreement (availability of which is subject to the satisfaction of certain customary borrowing conditions), the Company believes it will have sufficient funds to meet its currently anticipated requirements.


YEAR 2000 SYSTEM ISSUE

The Company continues to review its financial and operating systems with respect to the Year 2000 issue. The Company is in the process of making normal upgrades and modifications to its significant financial and operating systems, including both hardware and software components. The upgrades are designed, among other things, to address the Year 2000 issue, and are not presently expected to result in a material incremental expense to the Company. Based on the Company's progress to date in addressing its significant operating and financial applications, the Company does not currently anticipate any material disruption in its operations as a result of the Year 2000 issue.

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

 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company held its annual shareholder meeting on May 7, 1998. A total of 12,333,762 shares of common stock were outstanding at the date of record and entitled to vote at the meeting. Of the total outstanding, 10,436,735 shares were represented at the meeting and 1,897,027 shares were not voted.

            Shareholders cast votes for the election of the following directors, whose terms expire in 1999:


                                        For         Against
                                     ----------     -------
            George E. McCown         10,360,389     76,346
            Robert E. Mellor         10,359,466     77,269
            Donald S. Hendrickson    10,360,525     76,210
            Alec F. Beck             10,358,071     78,664
            H. James Brown           10,360,378     76,357
            Wilbur J. Fix            10,360,378     76,357
            Robert V. Hansberger     10,360,064     76,671
            Guy O. Mabry             10,360,064     76,671
            Peter S. O'Neill         10,360,438     76,297

            The shareholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the year 1998 with votes cast 10,402,699 for, 21,410 against, 12,566 abstained.

            The shareholders ratified the Amended and Restated Non-Employee Director Stock Option Plan with votes cast 10,079,767 for, 265,417 against, 40,702 abstained.

            The shareholders ratified the First Amendment to the Amended and Restated 1993 Employee Stock Option Plan with votes cast 10,024,144 for, 321,603 against, 40,139 abstained.

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


                                 BUILDING MATERIALS HOLDING CORPORATION

 Date:  August 3, 1998           /s/ Robert E. Mellor
                                 -------------------------------------------
                                 Robert E. Mellor
                                 President, Chief Executive Officer
                                 and Director (Principal Executive Officer)


 Date:  August 3, 1998           /s/ Ellis C. Goebel
                                 -------------------------------------------
                                 Ellis C. Goebel
                                 Senior Vice President-Finance and Treasurer
                                 (Principal Financial Officer)

                                 INDEX TO EXHIBITS

                       BUILDING MATERIALS HOLDING CORPORATION

                           Quarterly Report on Form 10-Q
                        For the Quarter Ended June 30, 1998


                                                                         Page
 Exhibit      Description                                               Number
--------      ------------                                              ------
 27           Financial Data Schedule                                    18

 10.1         Amended and Restated Non-Employee Director
              Stock Option Plan                                          20

 10.2         First Amendment to the Amended and Restated 1993
              Employee Stock Option Plan                                 28