Form 10-Q
period 1998-09-30
BUILDING MATERIALS HOLDING CORP
filed 1998-12-02
CIK 1046356

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


_X_ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   September 30, 1998    or
                                --------------------
___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes __X__ No _____


          Class                                   Shares Outstanding as
          -----                                   of November 1, 1998:

          Common stock $.001 par value            12,643,439
                                                  ----------

                        BUILDING MATERIALS HOLDING CORPORATION

                                        INDEX


                                                                        Page
                                                                       Number
                                                                       ------
PART I -- FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Condensed Consolidated Statements of Income for the three and
      nine months ended September 30, 1998 and 1997                       4

      Condensed Consolidated Balance Sheets as of September 30,
      1998 and December 31, 1997                                          5

      Condensed Consolidated Statements of Cash Flows for the nine
      months ended September 30, 1998 and 1997                            6

      Notes to Condensed Consolidated Financial Statements                7

      Item 2 - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                10

PART II -- OTHER INFORMATION

      Item 1 - Legal Proceedings                                         17

      Item 4 - Submission of Matters to a Vote of Security Holders       18

      Item 5 - Other Information                                         18

      Item 6 - Exhibits and Reports on Form 8-K                          18

SIGNATURES                                                               19

INDEX TO EXHIBITS                                                        20

EXHIBITS                                                                 21

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

In the opinion of management, all adjustments necessary to present fairly the financial results for the periods presented have been included. The adjustments made were of a normal, recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1997 Annual Report.

Due to the seasonal nature of BMHC's business, the condensed consolidated results of operations and resulting cash flows for the periods presented are not necessarily indicative of the results that might be expected for the fiscal year.

                        BUILDING MATERIALS HOLDING CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands, Except Per Share Data)

                                        Three Months Ended            Nine Months Ended
                                     Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                                       1998           1997           1998           1997
                                     --------       --------       --------       --------
Net sales                            $249,757       $201,950       $659,405       $539,335

Cost of sales                         188,649        155,513        499,728        415,121
                                     --------       --------       --------       --------
Gross profit                           61,108         46,437        159,677        124,214

Selling, general and
 administrative expense                47,763         37,717        132,722        105,462

Other income                              220            487          1,044          1,378
                                     --------       --------       --------       --------
Income from operations
                                       13,565          9,207         27,999         20,130

Interest expense                        2,547          2,245          7,718          6,695
                                     --------       --------       --------       --------
Income before income taxes             11,018          6,962         20,281         13,435

Income taxes                            4,295          2,750          7,954          5,307
                                     --------       --------       --------       --------
Net income                           $  6,723       $  4,212       $ 12,327       $  8,128
                                     --------       --------       --------       --------
                                     --------       --------       --------       --------
Net income per common share:
Basic                                   $0.53          $0.36          $0.99          $0.69
                                     --------       --------       --------        -------
                                     --------       --------       --------        -------
Diluted                                 $0.53          $0.35          $0.98          $0.67
                                     --------       --------       --------       --------
                                     --------       --------       --------       --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        BUILDING MATERIALS HOLDING CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In Thousands, Except Share Data)

                                                           September 30,    December 31,
                                                                1998            1997
                                                           -------------    ------------
ASSETS
Current assets
   Cash                                                        $10,588       $   8,177
   Receivables, net                                            104,361          84,872
   Inventories                                                  83,940          78,162
   Deferred income tax benefit                                   2,132           2,131
   Prepaid expenses                                              1,221           3,481
                                                              --------        --------
      Total current assets                                     202,242         176,823

Property, plant and equipment, net                             133,845         118,240
Deferred loan costs                                                983           1,324
Goodwill, net                                                   38,480          38,193
Other                                                            5,363           5,793
                                                              --------        --------
Total assets                                                  $380,913        $340,373
                                                              --------        --------
                                                              --------        --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt                          $      0        $  1,150
   Accounts payable                                             51,186          43,204
   Accrued compensation                                          9,016           6,469
   Sales tax payable                                             4,314           3,398
   Other accrued expenses                                       12,763           3,990
                                                              --------        --------
      Total current liabilities                                 77,279          58,211

Long-term debt, net of current portion                         118,700         113,410
Deferred income taxes                                            4,722           4,722
Other long-term liabilities                                      2,873           3,079


Shareholders' equity
   Common stock, $.001 par value, 20,000,000
    shares authorized, 12,643,439 and 12,331,088
    shares outstanding at Sept. 30, 1998 and
    December 31, 1997, respectively                                 13              12
   Additional paid-in capital                                  108,165         104,107
   Retained earnings                                            69,161          56,832
                                                              --------        --------
      Total shareholders' equity                               177,339         160,951
                                                              --------        --------
Total liabilities and shareholders' equity                    $380,913        $340,373
                                                              --------        --------
                                                              --------        --------

The accompanying notes are an integral part of these condensed consoldiated financial statements.

                        BUILDING MATERIALS HOLDING CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Thousands)

                                                                Nine Months Ended
                                                            Sept. 30,        Sept. 30,
                                                              1998             1997
                                                            ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                  $ 12,327         $  8,128
Adjustments to reconcile net income to cash
 provided by (used in) operating activities:
   Depreciation and amortization                               9,830            8,317
   Gain on sales of assets                                       (59)            (430)
   Stock option compensation                                      16               --
   Provision for other long-term liabilities                    (206)              --
Changes in working capital items, net of
 Effects of acquisitions and divestitures                      2,982            2,989
Other                                                             10             (559)
                                                            --------         --------
Net cash provided by operating activities                     24,900           18,445
                                                            --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                          (14,210)          (9,927)
Payments for acquisitions                                    (13,076)         (10,259)
Proceeds from sales of property and equipment                    615            1,337
                                                            --------         --------
Net cash used in investing activities                        (26,671)         (18,849)
                                                            --------         --------
                                                            --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable                                         --             (561)
Net borrowings under revolving credit agreements               5,290            1,920
Redemption of Class B preferred stock                             --           (1,000)
Principal payments on debt                                    (1,124)              --
Financing costs                                                   --             (201)
Other                                                             16              (84)
                                                            --------         --------
Net cash provided by financing activities                      4,182               74
                                                            --------         --------
                                                            --------         --------
Net increase (decrease) in cash                                2,411             (330)
Cash, beginning of period                                      8,177            7,066
                                                            --------         --------
Cash, end of period                                         $ 10,588         $  6,736
                                                            --------         --------
                                                            --------         --------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for -
   Interest                                                 $  5,743         $  5,060
   Income taxes                                             $  2,765         $  4,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        BUILDING MATERIALS HOLDING CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   WORKING CAPITAL CHANGES

Changes in working capital items, net of acquisitions, for the nine months ended September 30, 1998 and 1997 are as follows (in thousands):

                                                      1998            1997
                                                    --------        --------
(Increase)in accounts receivable                    $(15,905)       $(16,512)
(Increase)decrease in inventories                     (2,890)          9,495
Decrease in prepaid expenses                           2,267             958
Increase in accounts payable and accrued
 expenses                                             17,865           7,413
Increase in interest payable                           1,645           1,635
                                                    --------        --------
                                                    $  2,982        $  2,989
                                                    --------        --------
                                                    --------        --------

2.   LONG-TERM DEBT
Long-term debt consisted of the following(in thousands):

                                                 September 30,  December 31,
                                                     1998           1997
                                                 -------------  ------------
Revolving credit agreement borrowings              $ 40,000       $ 34,710
9.18% unsecured senior notes                         50,000         50,000
8.10% unsecured senior notes                         25,000         25,000
Other                                                 3,700          4,850
                                                   --------       --------
                                                    118,700        114,560
     Less current portion                                --          1,150
                                                   --------       --------
                                                   $118,700       $113,410
                                                   --------       --------
                                                   --------       --------

During the third quarter of 1998, BMHC renegotiated its revolving credit agreement with Wells Fargo Bank. The amended and restated credit agreement was effective September 30, 1998 and expires February 29, 2000. The amended and restated revolving credit agreement increased the Company's borrowing capacity from $70 million under the previous revolving credit agreement to $100 million for the period September 30, 1998 to March 31, 1999. After March 31, 1999, the borrowing capacity will return to $70 million until the revolving credit agreement's expiration on February 29, 2000. Other conditions and covenants related to limitations on capital expenditures and operating leases were also changed to allow more flexibility for the Company in meeting its operating needs.

3.   EARNINGS PER SHARE

Earnings per share was determined as follows:

                                                Three Months Ended                     Nine Months Ended
                                          ------------------------------         ------------------------------
                                          September 30,    September 30,         September 30,    September 30,
                                              1998             1997                  1998              1997
                                          -------------    -------------         -------------    -------------
COMPUTATION OF BASIC
 EARNINGS PER SHARE:
Net income                                 $6,723,000       $4,212,000            $12,327,000       $8,128,000
Class B preferred stock accretion                  --               --                     --           (6,500)
                                           ----------       ----------            -----------       ----------
Net income available to common
 shareholders                              $6,723,000       $4,212,000            $12,327,000       $8,121,500
                                           ----------       ----------            -----------       ----------
                                           ----------       ----------            -----------       ----------
Weighted average shares outstanding        12,642,656       11,833,728             12,463,589       11,830,365
                                           ----------       ----------            -----------       ----------
                                           ----------       ----------            -----------       ----------
BASIC EARNINGS PER SHARE                        $0.53            $0.36                  $0.99            $0.69
                                           ----------       ----------            -----------       ----------
                                           ----------       ----------            -----------       ----------
COMPUTATION OF DILUTED
 EARNINGS PER SHARE:
Net income available to common
 shareholders                              $6,723,000       $4,212,000            $12,327,000       $8,121,500
                                           ----------       ----------            -----------       ----------
                                           ----------       ----------            -----------       ----------
Weighted average shares outstanding        12,642,656       11,833,728             12,463,589       11,830,365


Net effect of dilutive stock options
 based on the treasury stock method using
 average market price                         142,530          218,188                145,973          216,131
                                           ----------       ----------            -----------       ----------
Weighted average diluted shares
 outstanding                               12,785,186       12,051,916             12,609,562       12,046,496
                                           ----------       ----------            -----------       ----------
                                           ----------       ----------            -----------       ----------
DILUTED EARNINGS PER SHARE                      $0.53            $0.35                  $0.98            $0.67
                                           ----------       ----------            -----------       ----------
                                           ----------       ----------            -----------       ----------

4.   ACQISITIONS

     During the second and third quarters of 1998, the Company completed six acquisitions involving three building materials centers and seven value-added facilities located in Colorado, Montana, Oregon, Texas and Washington. Three of the value-added facilities were integrated into existing operations. The total consideration given was $17.3 million, consisting of $12.9 million in cash, 299,343 shares of common stock valued at $4.0 million, and $384,000 in the settlement of debt and other assumed operating liabilities. The payment of the Company's common stock, settlement of debt and other assumed operating liabilities are considered non-cash transaction for purposes of the Condensed Consolidated Statements of Cash Flows.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage relationship to net sales of certain costs, expenses and income items. The table and subsequent discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


                                      For The Three Months Ended           For The Nine Months Ended
                                      --------------------------           -------------------------
                                      Sept. 30,        Sept. 30,           Sept. 30,       Sept. 30,
                                        1998             1997                1998            1997
                                      ---------        --------            ---------       ---------
Net sales                               100.0%           100.0%              100.0%          100.0%
Gross profit                             24.5             23.0                24.2            23.0
Selling, general and
  administrative expense                 19.1             18.7                20.1            19.6
Other income                               .1               .2                  .2              .3
Income from operations                    5.4              4.6                 4.2             3.7
Interest expense                          1.0              1.1                 1.2             1.2
Income taxes                              1.7              1.4                 1.2             1.0
Net income                                2.7              2.1                 1.9             1.5

THIRD QUARTER OF 1998 COMPARED TO THE THIRD QUARTER OF 1997

Net sales for the three months ended September 30, 1998 were $249.8 million, up 23.7% from the third quarter of 1997 when sales were $202.0 million. The largest portion of this increase was due to acquisitions contributing $35.4 million. The increase in net sales also resulted from a 7.1% increase over the third quarter of 1997 in sales at facilities that operated for at least two months in both the second quarter of 1997 and the second quarter of 1998 ("same-store sales"). Sales in the quarter were positively affected by higher commodity wood product prices. The price increase contributed to an overall price inflator of 2.5%, the effect of which increased sales by approximately $5.0 million. Adjusting for the price inflation, real same-store sales increased approximately 4.6% over the year-ago quarter.

Gross profit as a percentage of sales increased to 24.5% in the third quarter of 1998 from 23.0% in the third quarter of 1997, primarily as a result of on-going efforts by the Company to improve margins through its increased focus on value-added products, such as roof trusses, pre-hung doors, millwork and pre-assembled windows.

Selling, general and administrative (SG&A) expense was $47.8 million in the third quarter of 1998 as compared to $37.7 million in 1997, and increased as a percentage of net sales from 18.7% in 1997 to 19.1% in 1998. The Company attributes this partially to increases in value-added sales that carry higher SG&A expenses and integrating new operating locations that were not included in the comparable period.

Interest expense of $2.5 million in the third quarter of 1998 increased from $2.2 million in the same period of 1997, primarily due to increased borrowings under the Company's revolving line of credit to support higher working capital as a result of increased sales and acquisitions made during the previous 12 months.

Income taxes were provided at an estimated annual effective tax rate of 39.0% for the period ended September 30, 1998 and 39.5% for the period ended September 30, 1997.

As a result of the foregoing factors, net income increased by $2.5 million, or 59.6% to $6.7 million, or 2.7% of net sales in the third quarter of 1998, as compared to $4.2 million, or 2.1% of net sales, in the third quarter of 1997.

FIRST NINE MONTHS OF 1998 COMPARED WITH THE FIRST NINE MONTHS OF 1997

Net sales for the nine months ended September 30, 1998 were $659.4 million, up 22.3% from the first nine months of 1997 when sales were $539.3 million. The largest portion of this increase was due to acquisitions contributing $82.9
million.   The increase in net sales also resulted from an increase of 8.1% in same-store sales, over the first nine months of 1997. Sales in the 1998 period were negatively affected by lower commodity wood product prices. Price decreases contributed to an overall price deflator of 1.2%, the effect of which decreased sales by approximately $6.5 million. Excluding price deflation, same-store sales increased 9.3%.

Gross profit as a percentage of sales improved to 24.2% in the first nine months of 1998 from 23.0% in the first nine months of 1997, primarily as a result of on going efforts by the Company to improve margins through its increased focus on value-added products, such as roof trusses, pre-hung doors, millwork and pre-assembled windows.

Selling, general and administrative (SG&A) expense, was $132.7 million in the first nine months of 1998 as compared to $105.5 million in 1997, and increased as a percentage of net sales to 20.1% in 1998 from 19.6% in 1997. The Company attributes this partially to increases in value-added sales that carry higher SG&A expenses and integrating new operating locations that were not included in the comparable period.

Interest expense increased to $7.7 million in the first nine months of 1998 from $6.7 million in the same period of 1997, primarily due to increased borrowings under the Company's revolving line of credit to support higher working capital as a result of increased sales and acquisitions made during the previous 12 months.

Income taxes were provided at an estimated annual effective tax rate of 39.2% for the nine month period ended September 30, 1998 and 39.5% for the nine month period ended September 30, 1997.

As a result of the foregoing factors, net income increased by $4.2 million, or 51.7% to $12.3 million, or 1.9% of net sales in the first nine months of 1998, as compared to $8.1 million, or 1.5% of net sales, in the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998 the Company had $118.7 million of long-term debt outstanding, consisting of $78.7 million of term borrowings under fixed rate notes, and $40 million of variable rate debt under the revolving credit agreement.

In the first nine months of 1998, the Company generated $24.9 million of cash from operating activities. Working capital increased from $118.6 million at December 31, 1997 to $125.0 million at September 30, 1998, due primarily to increased sales and acquisitions made during the previous 12 months and due to the seasonality in the Company's accounts receivable and inventories.

Based on its ability to generate cash from operations and the available borrowing capacity at September 30, 1998 of $60 million under the revolving credit agreement (availability of which is subject to the satisfaction of certain customary borrowing conditions), the Company believes it will have sufficient funds to meet its currently anticipated requirements.

YEAR 2000 SYSTEM ISSUE

     As is the case with most other companies, the Year 2000 computer problem creates risks for BMHC. However, the Company believes that the risks of the Year 2000 computer problem are not as severe for the building materials industry as compared to other more technology dependent industries, because the building materials industry, in general, and the Company and its professional contractor customers, in particular, are not as heavily dependent upon computerized systems. Except for production of millwork and trusses, the Company is primarily a distributor of building materials to its customers and is dependent upon rail and truck transportation for timely receipt and delivery of inventory. The Company could be affected if its transportation suppliers are materially and adversely affected by the Year 2000 computer problems.

     The following discussion summarizes management's present analyses and proposed plans with respect to the anticipated material impacts of the Year 2000 computer problem on the Company's primary operations. The discussion focuses on "mission critical" systems, which management believes are important to the Company's day to day functional operations. The Year 2000 problem may also impact systems that are not mission critical or information technology related. These systems, which may include telephone, electronic mail, elevators, heating and air conditioning equipment, and security will be tested and any problems addressed on a case-by-case basis, but none are expected to be material to the Company's results of operations or financial condition.
It is expected that assessment, remediation and contingency planning activities will be on-going throughout 1998 and 1999 with the goal of appropriately resolving all significant internal systems and third party issues.

STATE OF READINESS

     BMHC has evaluated the impact of the Year 2000 computer problem on its mission critical systems. The mission critical systems that have been identified are:

     - The retail system software used in each of the operations for sales transactions, inventory and in-store accounting

     -    The corporate financial and accounting system

     -    The millwork configuration and order entry system

     -    The truss production and engineering system

     -    The payroll system, which is operated by a third party vendor


     Each of the five mission critical systems is in the process of becoming Year 2000 compliant or management is verifying with the original vendor that the existing systems are Year 2000 compliant. The current status of the readiness effort with respect to the five mission critical systems is as follows:

     - The retail system is being upgraded in a two-step process that involves hardware and operating system improvements that were originally scheduled for 1998. The upgrade process is well underway, and the process is well understood. The final software upgrade for Year 2000 compliance, as warranted by the vendor, is expected to be available in early 1999 and is expected to be fully implemented in the summer of 1999. The remainder of the year will be used to thoroughly test the system.

     - The corporate financial and accounting system is in the process of being upgraded to the Year 2000 compliant version as warranted by the vendor. This upgrade was originally planned for 1998. The system is anticipated to be fully compliant prior to the end of 1998. Extensive testing to verify the vendor's level of compliance will occur in 1999.

     - It has been determined that the current millwork software will not meet the long term needs of the Company, and a decision to replace this software package has been made. However, due to the complexity of implementing a new system, it has also been decided to bring the current system to a Year 2000 compliant state. This project will be performed by the original vendor of the software. The Year 2000 compliant version of the current software is scheduled for delivery in the spring of 1999. Additionally, a replacement software package has been identified that is warranted by the vendor as Year 2000 compliant. The new system is scheduled to come on-line in July 1999. In both cases, testing of the software will occur during the latter half of 1999.

     - The vendors for the truss production system and outsourced payroll system have advised the Company that the systems are currently Year 2000 compliant or are scheduled to be Year 2000 compliant by the end of 1998. Verification and testing of these systems for compliance is currently underway, and should be completed by the end of 1998.

COST TO ADDRESS YEAR 2000 ISSUES

     Much of the cost to address Year 2000 issues was budgeted and scheduled as part of routine maintenance of the Company's systems. Since these costs were identified and planned for in the budget cycle, the financial impact on the Company is not expected to be material in any one year. However, it is anticipated that the total cost of becoming Year 2000 compliant for all systems currently in use by the Company will be approximately $1.5 million. To date approximately $400,000 has been spent in remediation of Year 2000 issues.

RISKS OF YEAR 2000 ISSUES FOR BMHC

     Even in a most likely worst case scenario for BMHC, the risks due to failure to accomplish Year 2000 remediations are not expected to have a material adverse effect on the results of operations or financial condition of the Company. Each of the Company's operating locations currently has procedures in place to deal with the failure of the retail system. In this instance, the increased amount of hand processing of accounting and inventory tracking would result in higher overtime and payroll expense. However, it is not anticipated that there will be a material impact on the ability of the Company to deliver products to customers. In order to reduce the risks of delays in transportation of inventory either to the Company or its customers, the Company intends to monitor Year 2000 compliance by its transportation suppliers and will consider a build-up of certain inventories in the fourth quarter of 1999, if appropriate. The Company does not expect that the cost of a short-term increase in its inventory levels to protect against Year 2000 risks will be material to the Company's financial condition or operating results.

     Since each of the systems perform specified functions that are well understood by staff personnel in the operating locations and at the corporate office, complete failure of all of the systems could be worked around to perform the necessary functions of the systems. It is extremely unlikely that this would occur as steps to avoid this possibility are being taken.

CONTINGENCY PLANS

     The Company believes that temporary solutions to most failures are readily and economically available. For example, the dates on the systems could be set to dates prior to 2000 that have the same days of the week. This would involve a data conversion and hand correcting of dates on printed documents, but could be accomplished in just a few days. Also, personal computers with spreadsheets could be used to maintain accounting and inventory information as well as corporate financial data. Millwork configuration is unaffected by the date change, but dates would need to be changed for order tracking if the system were not capable of dealing with dates after December 31, 1999. Processing of payroll could be done with personal computers.
Truss engineering would need validation by the plate manufacturer to ensure structural integrity. Finally, the Company can increase inventory levels to mitigate risks of Year 2000 transportation problems. All of these plans could be put in place in a short time frame, and would mitigate nearly all the material risks to the Company. Further evaluation of contingency plans will be made, if necessary, as test results from the various systems become available.

SUMMARY

     BMHC has proactively identified and is in the process of correcting the Year 2000 issues that it believes could have a material impact on the Company. It is anticipated that all systems will be capable of functioning in a normal fashion upon the change of the millennium. It is not anticipated that BMHC will suffer any loss of revenue due to Year 2000 issues. The Company is also in the process of requesting from all of its significant vendors a statement regarding their preparations for the Year 2000 date change. Since the Year 2000 issue was anticipated in the budget cycle over the last two years, no material impact is expected on the results of operations or cash flows in any period or on the overall financial condition of the Company. Also, no projects were canceled or delayed as a result of Year 2000 remediation activities.


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


                                 BUILDING MATERIALS HOLDING CORPORATION


Date:  November 10, 1998         /s/ Robert E. Mellor
                                 ---------------------------------------------
                                 Robert E. Mellor
                                 President, Chief Executive Officer
                                 and Director (Principal Executive Officer)


Date:  November 10, 1998         /s/ Ellis C. Goebel
                                 ---------------------------------------------
                                 Ellis C. Goebel
                                 Senior Vice President-Finance and Treasurer
                                 (Principal Financial Officer)

                               INDEX TO EXHIBITS

                     BUILDING MATERIALS HOLDING CORPORATION

                         Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 1998


                                                                        Page
Exhibit      Description                                               Number
-------      -----------                                               ------
 27          Financial Data Schedule                                     20

 10.3        Third Amended and Restated Credit                           23
             Agreement among Wells Fargo Bank,
             National Association, as Agent, BMC
             West Corporation, and The Banks Named
             Herein dated September 30, 1998