Form 10-K405
period 1998-12-31
BUILDING MATERIALS HOLDING CORP
filed 1999-03-30
CIK 1046356

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                               FORM 10-K

(X) Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the fiscal year period ended December 31, 1998 or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Transition period from ________ to _______

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

                        COMMON STOCK, $.001 PAR VALUE
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the close of business on March 22, 1999 was $87,258,503.*

  * Excludes 4,443,544 shares of Common Stock held by directors, officers, and holders of more than 5% of the Company's shares outstanding at March 22, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                                                                                Shares Outstanding
                           Class                                                as of March 22, 1999
                           -----                                                --------------------
                           Common Stock
                           $.001 par value                                            12,656,109

                    DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1. The registrant's annual report for the fiscal year ended December 31, 1998, portions of which are incorporated by reference into Parts II and IV of this Form 10-K, and
2. The registrant's definitive proxy statement dated March 31, 1999, for use in connection with the annual meeting of shareholders to be held on May 5, 1999, portions of which are incorporated by reference into Part III of this Form 10-K.

                      BUILDING MATERIALS HOLDING CORPORATION
                                TABLE OF CONTENTS

                                      PART I

ITEM                                                                                PAGE
----                                                                                ----
1.       Business                                                                        1

2.       Properties                                                                     12

3.       Legal Proceedings                                                              14

4.       Submission of Matters to a Vote of Security Holders                            14

                                PART II

5.       Market for Registrant's Common Stock and Related
         Stockholder Matters                                                            15

6.       Selected Financial Data                                                        16

7.       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                            17
8.       Financial Statements and Supplementary Data                                    17

9.       Changes in and Disagreements With Accountants
         on Accounting and Financial Disclosure                                         17

                               PART III

10.      Directors and Executive Officers of the Registrant                             18

11.      Executive Compensation                                                         18

12.      Security Ownership of Certain Beneficial Owners and
         Management                                                                     18

13.      Certain Relationships and Related Transactions                                 18

                                PART IV

14.      Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K                                                            19

                                 PART I.

ITEM 1.   BUSINESS

Building Materials Holding Corporation ("BMHC") is a holding company engaged, through its wholly owned subsidiary, BMC West Corporation ("BMC West" or the "Company") in the distribution of building materials, selling primarily to professional contractors as well as to project-oriented consumers (including professional repair and remodel contractors hired by them). BMHC was formed to centralize, at the holding company, responsibilities for acquisitions, financial and administrative functions - including strategic, financial and capital planning, corporate governance and investor relations activities. In addition, the holding company structure is intended to focus operational management on day-to-day activities, to give local management more focused responsibility and enhance the opportunity to recommend the introduction of new products or services appropriate for a given market.

BMC West is a leading distributor and retailer of building materials, selling primarily to professional contractors in the western United States. In recent years, increased focus has been placed on selling higher margin value-added products which are customized to customer specifications. These value-added sales include pre-hung doors, millwork and roof trusses which are fabricated, pre-assembled windows which are selected and distributed and lumber that is pre-cut to meet customer specifications. BMC West's offering of value-added products both augments its ability to supply contractors with a full range of their building materials needs and reduces the sensitivity to commodity lumber prices. At December 31, 1998, the Company operated 58 building materials centers located in Arizona, California, Colorado, Idaho, Montana, Nevada, Oregon, Texas, Utah, and Washington.

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

BMC West develops long-term relationships with its customers by providing them with a broad range of high-quality products and services. Each of the Company's building materials centers tailors its product and service mix to meet the demands of the local market. The Company's products, which include lumber, panel products, roofing materials, pre-hung doors, millwork, roof trusses, pre-assembled windows, cabinets, hardware, paint and tools, are used primarily for new residential construction, light commercial construction and repair and remodeling projects. These products are sold by experienced professionals consisting of both field sales personnel and facility based sales and support personnel. The Company offers its customers various services, including assistance with project designs and materials specifications, coordination of delivery of orders to job sites, provision of credit to pre-approved contractors and referral of retail customers to pre-qualified contractors. Complete home packages
(delivered to the sites of the Company's builder customers according to their construction schedules) account for a significant amount of total sales. In each of the last three years, professional contractors accounted for approximately 77% to 81% of net sales, and project-oriented consumers or the contractors hired by them, accounted for approximately 18% to 22% of net sales.

RECENT EVENTS

The Company announced on March 24, 1999, that it has entered into a definitive agreement to acquire a 49% interest in Knipp Brothers, a framing company with operations in Phoenix and Tuscon, Arizona, and Las Vegas, Nevada, with 1998 annual sales of approximately $115 million. The transaction is expected to close in the second quarter of 1999. Certain assets of the Company's Phoenix facility will become part of the transaction.

The purchase price for the 49% interest is expected to be in the range of $28 million to $33 million. The transactions contemplated by the definitive agreement are subject to customary closing conditions. Under the agreement, BMHC will have the right to acquire the remaining 51% interest in Knipp Brothers. Larry Knipp will have a corresponding right to require BMHC to purchase Knipp Brothers 51% after five years.

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

The contractor-oriented building materials distribution industry is characterized by a large number of privately owned, small, regional distribution companies and single-site enterprises. These businesses are typically family run, relationship-based operations which focus on offering service, delivery and reliability to their customers. As a result of their size, many of these businesses do not possess sophisticated working capital management and control systems and generally lack the purchasing expertise of a large entity, such as BMHC. Because of these factors, BMHC believes that these businesses include a number of attractive acquisition candidates.

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

GEOGRAPHIC MARKETS

BMHC believes that its subsidiary BMC West is well positioned in some of the most attractive markets for building materials in the United States. Population and migration trends in the Western markets served by BMC West, as well as the relative strength of many of the local economies it serves, have resulted in the growth of residential housing in these markets.

OPERATING STRATEGY

BMHC's operating strategy is to focus responsibility for day-to-day operations at the local level. The building materials centers operate as autonomous, decentralized units capable of meeting local market needs and offering competitive prices. Local managers have a substantial degree of control over inventory, merchandising and pricing, and can develop their own specific programs to meet the needs of their particular markets.

The Company's decentralized, microcomputer based, point-of-sale information system provides each center manager with real-time pricing, inventory availability and margin analysis. At the same time, the Company provides centralized purchasing management, credit and financial controls, management information systems, training and marketing support. The compensation of substantially all of the employees of each unit is based, in part, on the performance of the individual unit.

The Company believes that many of its building materials centers hold a first or second place market share among professional contractors and that the Company, as a whole, has the largest sales volume of any distributor of building materials serving primarily professional contractors in its market area. The Company intends to maintain its leadership position in these markets by continuing to provide a broad range of high-quality products and services to the professional contractor as well as the project-oriented consumers and professional repair and remodel contractors hired by them. The services provided by the Company include assisting customers with project designs and materials specifications, delivering orders to job sites, providing credit to qualified contractors and referring retail customers to pre-qualified contractors. In addition to distributing products from manufacturers, the Company currently conducts value-added operations at facilities which are generally constructed or acquired at or near a center and can service a sales area depending on the market from 35 to 100 miles in radius. The Company plans to introduce value-added products such as pre-hung doors, roof trusses and pre-assembled windows in more of the markets served by the Company. These products generally carry higher gross margins and have less price volatility than commodity wood products.

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

The Company focuses on improving efficiency and productivity at all locations with special attention and support to certain of the centers that the Company believes are under-performing. The Company seeks to anticipate changes in its market by adjusting the inventory product mix and services for the professional contractor and project-oriented consumer and the contractors hired by them. Such adjustments may have some minor impact on margins as the Company adjusts inventories. The Company is also exploring other alternatives for under performing centers including consolidation and liquidation of real property. The Company also is focusing on building new locations within markets where it has a presence.

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

Typically, after the acquisition of a center, the Company enhances the center's sales and service capabilities and may expand its product offerings, including value-added products, in an effort to increase sales. In addition, the Company seeks to implement its accounting and management systems into each newly acquired center. These systems assist in the effective management of the Company's inventories and accounts receivable, and in efforts to improve customer service. The Company has implemented purchasing on a consolidated basis to save costs.

In 1998, the Company completed eight acquisitions involving three building materials centers and eleven value-added facilities located in Colorado, Montana, Nevada, Oregon, Texas and Washington. Three of the value-added facilities were integrated into existing operations. The total consideration given was $33.9 million, consisting of $24.3 million in cash, a note payable for $5.0 million, 299,343 shares of common stock valued at $4.0 million, and other assumed operating liabilities of $625,000. The following chart sets forth the number of building materials centers acquired and consolidated by the Company during each of the last two fiscal years.

                                                         Year Ended                     Year Ended
                                                        Dec. 31, 1998                  Dec. 31, 1997
                                                        -------------                  -------------
Beginning balance                                             55                              53
Acquisitions                                                   9                               5
Consolidations and Closures                                   (6)                             (3)
                                                             ---                             ---
   Ending balance                                             58                              55
                                                             ---                             ---
                                                             ---                             ---

It is the objective of BMHC and the Company to continue to acquire complementary businesses. BMHC and the Company continue to engage in discussions with potential acquisition candidates. There can be no assurances that BMHC or the Company will be able to continue to identify and complete successful acquisitions in the future.

PRODUCTS

Each BMHC center carries a core of approximately 11,000 stock keeping units ("SKUs"), plus an average of an additional 4,000 SKUs, the product mix of which varies by location. The Company's principal products include lumber, panel products, engineered wood products, roofing materials, pre-hung doors, roof trusses, pre-assembled windows, cabinets, hardware, paint and tools. In addition to distributing such products, the Company conducts value-added activities, which include fabricating pre-hung doors, roof trusses, pre-assembled windows and pre-cutting lumber to meet customer specifications.

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

Category of Product                                                                         1998          1997
-------------------                                                                         ----          ----
Wood products (lumber and panel products)                                                    44%           47%
Millwork/value-added (pre-hung doors, trusses, windows & moldings)                           31            24
Building materials (roofing, siding, engineered wood products,  insulation and steel)
                                                                                             16            19
Other (paint, hardware, tools, electrical and plumbing)                                       9            10
                                                                                           -----        -----
                                                                                            100%          100%
                                                                                           -----        -----
                                                                                           -----        -----

The Company fabricates roof trusses used to form roof support systems and pre-hung door units and pre-assembled window units for the residential and light commercial building markets. Door units are purchased and pre-assembled to contractor specifications using a variety of moldings. The door, truss and window product lines are particularly attractive since they generally bring higher margins, have less price volatility, and are not offered by many building materials centers or home center retailers. The Company believes that its ability to provide pre-hung doors, millwork, roof trusses and pre-assembled windows in a number of locations is a competitive advantage when soliciting business from contractors. Inventories of door units, roof trusses and pre-assembled windows are usually built-to-order.

The Company's customers generally order products, including pre-hung doors, millwork, roof trusses, and pre-assembled windows on an as-needed basis. Therefore, virtually all product shipments in a given fiscal quarter result from orders received in that quarter. Consequently, order backlog represents only a very small percentage of the product sales anticipated by the Company in a given fiscal quarter and is not indicative of the Company's actual sales for any future fiscal period.

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

SALES AND MARKETING

Each of BMC West's 58 building materials centers tailors its product and service mix to the local market and operates as a separate profit center. The Company reaches its professional contractor customers, mainly through field sales representatives, advertisements in trade journals and local promotional events. The Company's customers include a broad base of professional contractors and project-oriented consumers (including professional repair and remodel contractors hired by them). No single customer accounted for more than 1% of net sales in 1998.

PROFESSIONAL CONTRACTOR MARKET

The professional contractor market is comprised of three major customer segments: two segments are the new housing contractors, and commercial and industrial contractors. In 1998, the Company's sales to these professional contractors accounted for approximately 81% of net sales (this total includes 75% to new residential contractors and 6% to commercial and industrial contractors). Professional contractors accounted for approximately 77% to 81% of the Company's net sales in each of the last three years. A significant amount of this business consisted of sales of complete house packages, including framing lumber, panel products, pre-hung doors and trim packages, roof trusses, pre-assembled windows and other products required to construct or improve a home.

BMHC provides a wide range of customer services to contractors to meet their needs for trade credit, delivery and expert assistance. While pricing is an important purchasing criterion for these customers, the Company believes that other factors such as coordinated, on-time deliveries, quality and availability of products, relationships with salespeople, credit availability and technical support are equally important. The Company believes that its skills in these areas are important competitive advantages.

The Company's principal channel for reaching the professional contractor market is a sales force of approximately 262 field sales representatives supported by approximately 298 facility-based salespeople. Field sales representatives actively solicit business and work with the facility-based managers to develop bids for contractor projects. The Company provides sales training for all sales representatives, and sales management training for all sales managers and center managers. Sales representatives are compensated through a combination of salary and commission based on individual sales volume and gross margin.

BMC West's center managers ensure that building materials are delivered according to contractor specifications and schedules. Technical personnel involved in purchasing, dispatching, invoicing and credit, support both field sales force and center managers to enhance customer satisfaction.

REPAIR AND REMODEL MARKET

The third major customer segment is the repair and remodel market which consists generally of project-oriented consumers (including professional repair and remodel contractors hired by them). In 1998, the Company's sales to these customers accounted for approximately 18% of net sales and for approximately 18% to 22% of net sales in each of the last three years. The Company's sales to this market generally carry higher margins than sales to the professional contractor market and also carry higher costs. The volume of sales to this market varies depending on location, with the Company actively pursuing repair and remodel business in smaller markets.

CREDIT

Overall credit policy for sales to contractors is established by corporate management, but each center has responsibility for overseeing local accounts. The individual center managers and their staff are trained to have a thorough understanding of state lien laws, which provide security for the Company's accounts receivable. The Company's credit policies, together with daily computer monitoring of customer balances, have resulted in average bad debt expense of approximately 0.16% of net sales during the last five years, with no single year exceeding 0.21%. The Company believes that its bad debt expense levels are among the lowest in the industry. Approximately 91% of the Company's sales in 1998 were made to customers to whom the Company had extended credit for such sales.


MANAGEMENT INFORMATION SYSTEMS

BMHC's financial information, operational data and other related statistical information are processed and maintained at BMC West's headquarters on a network of server computers and work stations. The Company's financial reporting and relational database system was designed and customized for BMHC by Oracle Corporation. The flexible nature of the Company's installed network allows for the accumulation, processing and distribution of information using industry standard computing resources and programs. The point-of-sale information systems used by the Company operate on IBM RS6000 computers located at each center, and are connected to the computers at headquarters via a high speed frame relay network. These on-line systems provide real-time pricing, inventory availability and margin analysis. This allows each center's sales staff to offer a high level of customer service, while giving management the ability to access and use timely information to monitor operations. Management believes that these systems also have enabled the Company to enhance profit margins, improve inventory turnover through identification and elimination of low-turnover items, accelerate analysis of sales trends, and better monitor accounts receivable, employee productivity, customer credit limits and lien protections.

PURCHASING

The Company purchases merchandise from a large number of manufacturers and suppliers. In 1998, the Company's largest supplier accounted for approximately 9% of the Company's total purchases. The Company does not believe that the loss of any single supplier would have a material adverse effect on the Company.

The Company purchases some of its inventory on a centralized basis in order to capitalize on economies of scale, although a limited amount of purchasing and all ordering is controlled at individual centers in order to respond to local needs. Purchasing is controlled at the location level in order to maintain local product needs and inventory turns. Although the Company seeks to time its purchases to take advantage of price movements, BMHC has a policy not to speculate in the commodity wood products market.

Approximately 44% of the Company's 1998 sales were attributable to commodity wood products. Prices of commodity wood products are subject to significant volatility and directly affect the

Company's sales. During 1998, the prices of commodity wood products purchased and sold by the Company were on average 1.3% lower than in 1997 (the Company's total price deflator for 1998 was about 1%). The Company has established purchasing and pricing procedures to reduce exposure to inventory write-downs. The Company's commodity buyers monitor inventory and sales levels in each location on a regular basis. With this supply and demand information, buyers generally can avoid overstocking commodity wood products. As a result, the Company turns its commodity product inventory approximately 10 to 12 times per year. Such rapid inventory turnover limits the Company's potential exposure to inventory loss from commodity price fluctuations. In addition, the Company's real-time computer network allows the locations to adjust sales prices as purchase prices of commodity products change.

In July 1996, the Company entered into a merchandise supply agreement with TruServe for hardline products. Under the agreement, BMC West terminated existing affiliations with other distributors.

COMPETITION

BMHC operates in a highly competitive environment. Due to the nature of the industry, BMHC's competitive environment varies by location and by market.

Within the professional contractor market, the Company competes primarily with privately owned, single-site enterprises and local and regional building materials chains. Professional contractors generally select building materials centers on the basis of availability of knowledgeable personnel, on-time delivery, reliable inventory levels, availability of credit and competitive pricing. BMHC believes it competes favorably on each of these bases. The Company's relatively large size also permits it to attract experienced and professional sales and service personnel and provides BMHC the resources to offer Company-wide product and service training programs. By working closely with its contractor customers and utilizing the Company's real-time management information system, BMHC's centers maintain appropriate inventory levels and are well positioned to deliver completed orders on time to individual job sites. Large home center retailers could prompt other local suppliers to more aggressively pursue professional contractor business.

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

At December 31, 1998, BMHC employed approximately 4,100 persons, of which approximately 300 were represented by unions. The Company has not experienced any strikes or other work interruptions and has maintained generally favorable relations with its employees. The following table shows the approximate breakdown by job function of the Company's employees:

                  Officers, corporate and unit management, and
                  corporate and unit administrative                                                    20%
                  Delivery (Truck Drivers, Load Builders, Yard)                                        31%
                  Manufacturing (Truss, Door and Window)                                               26%
                  Field sales force (Outside/Inside Sales)                                             17%
                  Retail operations (Cashiers/Receiving/Sales Support)                                  6%

EXECUTIVE OFFICERS AS OF FEBRUARY 28, 1999

                                                                                                Date First
                                                                                                Elected as
Name                                   Age          Position or Office                          An Officer
----                                   ---          ------------------                          -----------
George E. McCown                       63           Chairman of the Board of                          1987
                                                    Directors

Robert E. Mellor                       55           President, Chief Executive                        1997
                                                    Officer and Director

Robert L. Becci                        58           Vice President and Controller                     1990

Richard F. Blackwood                   61           Senior Vice President                             1987

Ellis C. Goebel                        57           Senior Vice President- Finance                    1987
                                                    and Treasurer

Steven H. Pearson                      51           Vice President of Human                           1987
                                                    Resources

William E. Smith                       47           President, SouthCentral Division                  1997

Paul S. Street                         51           Senior Vice President, General
                                                    Counsel, & Secretary                              1999

Stanley M. Wilson                      54           President, Pacific Division                       1997

Mr. McCown is Chairman of the Board of Directors of the Company and has been a director since 1987. He was co-founder and has been a Managing General Partner of the MDC Management Companies, the general partner of the McCown De Leeuw & Co., since 1984, and was instrumental in financing and executing the leveraged buy-out of BMC West Corporation in 1987. Mr. McCown currently serves as the Vice-Chairman of the Board of Directors of Vans, Inc. and as a director of the following publicly held companies: FiberMark, Inc. and Dimac. Mr. McCown also serves as a director of several privately held companies.

Mr. Mellor serves as the President and Chief Executive Officer of BMHC. Mr. Mellor was previously Of Counsel with the law firm of Gibson, Dunn & Crutcher LLP from 1990 through February 15, 1997. He previously served as the Executive Vice President and Chief Administrative Officer, and as a director of Di Giorgio Corporation from 1987 to 1990. He joined Di Giorgio Corporation in 1976. Mr. Mellor also serves as a director of Coeur d' Alene Mines Corporation.

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

Mr. Smith has served as President of the SouthCentral Division since November 1997. Before joining BMC West, he held the position of President and Chief Operating Officer of Lone Star Plywood & Door Corp., which was purchased by the Company in November 1997.

Mr. Street joined the Company in January 1999 as Senior Vice President, General Counsel, & Secretary. He previously served as Outside General Counsel & Secretary to the Company while employed by Moffatt, Thomas, Barrett, Rock & Fields.

Mr. Wilson has served as President of the Pacific Division since November 1997. He was previously district manager of the West Coast district from April 1993 to 1998. Prior to 1993 he was the location manager of the Bellevue, Washington location.

ITEM 2.    PROPERTIES

BMHC's headquarters is in San Francisco, California and BMC West's headquarters is in Boise, Idaho. In addition to administrative buildings, the Company has four primary types of facilities: building materials supply centers, pre-hung door facilities, truss facilities, and pre-assembled window distribution facilities. The Company believes that its locations are well maintained and generally are adequate for the Company's needs for the foreseeable future. All of the Company's material assets, including land and facilities, are owned or leased by the Company.

          State and                 Date             Owned             Leased
          City                      Acquired         Acreage           Acreage
          ----                      --------         --------          -------
ARIZONA - 1
         Phoenix                      1994               --              12.7

CALIFORNIA - 3
         Atwater*                     1990               --               2.4
         Fresno                       1989             13.1                --
         Merced                       1987              2.9               1.0
         Modesto                      1989             14.0                --
         San Francisco
             Headquarters             1997               --                --

COLORADO -11
         Aspen                        1987              4.1                --
         Boulder                      1990             10.0                --
         Colorado Springs             1994              3.3                --
         Denver Door                  1990               --               1.6
         Denver                       1994              8.7                --
         Evergreen                    1990              3.7                --
         Fort Collins                 1990              4.6                .5
         Fort Lupton*                 1994             10.5                --
         Grand Junction               1994              3.5                .5
         Glenwood Springs*            1990              2.0                --
         Greeley                      1994             11.0                --
         Pueblo                       1994             10.7                --
         Steamboat Springs            1987              1.4               2.8

IDAHO - 6
         Boise                        1987             23.9                --
         Boise (office)               1988               --                --
         Emmett*                      1987              2.6                --
         Idaho Falls                  1987             11.5               1.0

         State and                  Date               Owned             Leased
          City                    Acquired             Acreage           Acreage
          ----                    --------             -------           -------
IDAHO
         Lewiston                     1990              3.8                --
         Meridian*                    1987               --               3.8
         Pocatello                    1987              4.6                --
         Rexburg                      1987              1.9                --
         Twin Falls                   1993              0.5                --

MONTANA - 5
         Great Falls                  1993              9.0                --
         Helena                       1998              4.5                --
         Helena Truss                 1998              3.6                --
         Kalispell                    1998              5.4                --
         Missoula                     1998             13.0                --

NEVADA - 4
         Carson City                  1992              7.6                --
         Carson Valley                1998             10.3                --
         Gardnerville                 1992              4.4                --
          Sparks                      1997             11.0                --

OREGON - 3
         Beaverton                    1987              5.6                --
         Salem                        1998              6.1                --
         Wilsonville                  1997               --               3.1

TEXAS - 15
         Abilene                      1995             16.8               --
         Austin                       1998               --               5.2
         Austin                       1995             18.3               3.9
         Coppell                      1997              9.4                --
         El Paso                      1991              7.0               --
         Fredericksburg               1993              4.0                --
         Houston                      1997              7.1                --
         Houston                      1998               --               2.5
         Hurst                        1994              5.3               2.3
         Killeen                      1994              3.6               0.3
         Marble Falls                 1993              5.2                --
         New Braunfels                1995             23.6               5.2
         San Antonio                  1998               --               4.2
         Shiner                       1993              1.2               0.4
         Temple                       1993             11.3                --

         State and                  Date             Owned             Leased
          City                      Acquired         Acreage           Acreage
          ----                      --------         -------           -------
UTAH - 3
         Ogden*                       1987              0.5               1.2
         Orem                         1987              9.9               6.0
         Salt Lake                    1990             16.8                --
         Tooele*                      1987              1.5               0.7
         West Haven                   1996              6.0                --

WASHINGTON - 7
         Bothell                      1997               --               2.8
         Everett                      1994             28.1                --
         Issaquah                     1994             16.4                --
         Kent                         1994              4.5                --
         Spokane                      1990              5.0                --
         Tacoma                       1987              8.9                --
         Vancouver                    1994               --                5.4

WYOMING
         Jackson*                     1996               --                1.0

*These locations are satellites of existing locations.
BMHC and BMC are tradenames of the Company. Other brand names or trademarks appearing in this Form 10-K are the property of their respective holders.


ITEM  3.   LEGAL PROCEEDINGS

The Company is involved in litigation and other legal matters arising in the normal course of business. In the opinion of management, the Company's recovery or liability, if any, under any of these matters will not have a material effect on the Company's financial position, liquidity or results of operations.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                              PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

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

                                                                       Common Stock Prices:
Fiscal 1998                                                            High                   Low
-----------                                                            ----                   ---
Quarter ended March 31, 1998                                           $13 5/8                $10 5/8
Quarter ended June 30, 1998                                             14 7/8                 11 1/2
Quarter ended September 30, 1998                                        14 7/16                10 1/2
Quarter ended December 31, 1998                                         13 1/16                 9 5/16


Fiscal 1997                                                            High                   Low
-----------                                                            ----                   ---
Quarter ended March 31, 1997                                           $14 5/16               $11 1/2
Quarter ended June 30, 1997                                             13 7/8                 10 3/4
Quarter ended September 30, 1997                                        13 1/4                 11 1/16
Quarter ended December 31, 1997                                         13 1/2                 10 1/4


The Company has not paid any dividends on its Common Stock and the Board of Directors presently intends to continue this policy in order to retain earnings for use in the business. The amount of dividend payments is restricted by the Company's loan agreements. At March 22, 1999, BMHC's Common Stock was held by approximately 5,629 shareholders of record or through nominee or street name accounts with brokers (185 registered holders). The last sales price for BMHC's Common Stock, as reported by Nasdaq on March 22, 1999, was $10.625.

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for the years indicated. It is derived from the Company's audited consolidated financial statements, and should be read in conjunction with the disclosures in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and the consolidated financial statements and notes thereto presented on pages 9 through 23 of the Company's 1998 Annual Report. (in thousands, except per share and share figures).

                                                  1998            1997           1996           1995              1994
                                                  ----            ----           ----           ----              ----
Net sales                                       $877,280        $728,065       $718,024        $630,201        $547,109
Cost of sales                                    663,122         559,655        559,408         492,028          427,951
                                                 -------         -------        -------         -------         -------
Gross profit                                     214,158         168,410        158,616         138,173         119,158
Selling, general and
  administrative expense                         180,129         145,935        131,462         116,353          91,203
Other income                                       1,094           1,882          1,268           1,601           1,529
                                                 -------         -------        -------         -------         -------
Income from operations                            35,123          24,357         28,422          23,421          29,484
Interest expense                                  10,218           8,666         10,496          10,746           6,486
                                                 -------         -------        -------         -------         -------
Income before income taxes
  and extraordinary item                          24,905          15,691         17,926          12,675          22,998
Income taxes                                       9,756           6,198          6,935           4,910           8,739
Income before                                    -------         -------        -------         -------         -------
  extraordinary item                              15,149           9,493         10,991           7,765          14,259
Extraordinary item, net of tax                        --              --          (342)              --              --
                                                 -------         -------        -------         -------          -------
Net income                                      $ 15,149       $   9,493       $ 10,649       $   7,765         $ 14,259
                                                 -------         -------        -------         -------          -------
                                                 -------         -------        -------         -------          -------
Income per diluted common
  share before extraordinary item                  $1.20           $0.78          $1.00           $0.79            $1.62
Extraordinary item                                   --                --         (0.03)             --               --
                                                --------         -------         ------         -------           ------
Net income per diluted
  common share                                     $1.20           $0.78          $0.97           $0.79            $1.62
                                                 -------         -------        -------         -------          -------
                                                 -------         -------        -------         -------          -------
Weighted average number of
  common shares                               12,646,840      12,136,879     10,998,135       9,751,547        8,798,374
                                              ----------      ----------     ----------       ---------        ---------
                                              ----------      ----------     ----------       ---------        ---------

                                      16

BALANCE SHEET DATA:
At Year End                                       1998            1997           1996            1995             1994
                                                  ----            ----           ----            ----             ----
Working capital                                 $116,744        $118,612       $110,467        $100,196          $76,201
Total assets                                     373,981         340,373        288,369         264,970          222,450
Long-term debt, net of current
 maturities and redeemable
 preferred stock                                 117,805         113,410         90,203         123,080           79,336
Shareholders' equity                             180,250         160,951        145,088          95,927           87,002


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is presented under the caption "Financial Review" in the Company's 1998 Annual Report ("Annual Report"). The information under this caption is incorporated herein by this reference.

To facilitate industry comparisons, the Company elected in 1994 to change its fiscal year-end from December 28 to December 31. This change did not have a material impact on the comparability of the Company's results of operations or cash flows for any of the periods presented.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and related notes, together with the report of the independent public accountants, are presented on pages 14 through 24 of the Company's Annual Report and are incorporated herein by this reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item concerning compensation of the Company's executive officers for the year ended December 31, 1998, is presented under the captions entitled "Executive Compensation and Other Information" of the Proxy Statement. This information is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item concerning the security ownership of certain beneficial owners, directors and executive officers, as of December 31, 1998, is set forth under the caption "Security Ownership of Certain Beneficial Owners" of the Proxy Statement and is incorporated herein by this reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item concerning certain relationships and related transactions during 1999 is set forth under the caption "Certain Relationships and Other Transactions" of the Proxy Statement and is incorporated herein by this reference.

                                 PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this annual report on Form 10-K for Building Materials Holding Corporation:

               (1) The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Independent Public Accountants listed below are incorporated herein by this reference from pages 14 through 24 of the Annual Report.

               - Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996.
               - Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997.
               - Consolidated Statements of Shareholders' Equity for the years ended
                      December 31, 1998, 1997 and 1996.
               - Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.
               -      Notes to Consolidated Financial Statements.
               -      Report of Independent Public Accountants.

                                                                                                          Page
               (2)    Financial Statement Schedules:
                      Report of Independent Public Accountants........................................     20
                      I    Condensed Financial Information of Parent for the years ended
                           December 31, 1998 and 1997.................................................     23
                      II   Valuation and Qualifying Accounts for the years ended
                           December 31, 1998, 1997 and 1996...........................................     26

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

                         None

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Building Materials Holding Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Building Materials Holding Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Part IV, Item 14(a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. The schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                                                        ARTHUR ANDERSEN LLP
Boise, Idaho
January 25, 1999

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BUILDING MATERIALS HOLDING CORPORATION

By /s/ Robert E. Mellor
   --------------------
   Robert E. Mellor
   President, Chief Executive Officer and Director

Dated: March 2, 1999

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


(i) Principal Executive Officer:                      (iv) Directors:


/s/ Robert E. Mellor                                  /s/ George E. McCown
--------------------                                  --------------------
Robert E. Mellor                                      George E. McCown
President, Chief Executive                            Chairman of the Board
Officer and Director                                  of Directors
March 2, 1999                                         March 2, 1999


(ii) Principal Financial Officer:                     /s/ Robert E. Mellor
                                                      --------------------
                                                      Robert E. Mellor
                                                      March 2, 1999
/s/ Ellis C. Goebel
-------------------
Ellis C. Goebel                                       /s/ Alec F. Beck
                                                      ----------------
Senior Vice President - Finance and Treasurer         Alec F. Beck
March 2, 1999                                         March 2, 1999

                                                      /s/ H. James Brown
                                                      ------------------
(iii) Principal Accounting Officer:                   H. James Brown
                                                      March 2, 1999
/s/ Robert L. Becci
-------------------
Robert L. Becci                                       /s/ Wilbur J. Fix
                                                      -----------------
Vice President and Controller                         Wilbur J. Fix
March 2, 1999                                         March 2, 1999

                                                      /s/ Robert V. Hansberger
                                                      ------------------------
                                                      Robert V. Hansberger
                                                      March 2, 1999

                                                      /s/ Donald S. Hendrickson
                                                      -------------------------
                                                      Donald S. Hendrickson
                                                      March 2, 1999

                                                      /s/ Guy O. Mabry
                                                      ----------------
                                                      Guy O. Mabry
                                                      March 2, 1999

                                                      /s/ Peter S. O'Neill
                                                      --------------------
                                                      Peter S. O'Neill
                                                      March 2, 1999

                        BUILDING MATERIALS HOLDING CORPORATION

                     SCHEDULE I - CONDENSED FINANCIAL INFORMATION

                             AT DECEMBER 31, 1998 AND 1997
                                      (IN THOUSANDS)

CONDENSED BALANCE SHEETS

                                                                           1998                       1997
                                                                           ----                       ----
ASSETS
Current assets
         Intercompany receivables                                      $   1,181                $      307
         Prepaid expenses                                                     --                       132
                                                                     -----------              ------------
                 Total current assets                                      1,181                       439

Investment in BMC West Corporation                                       182,546                   161,420
Other                                                                          8                         8
                                                                    ------------             -------------
Total assets                                                            $183,735                  $161,867
                                                                    ------------             -------------
                                                                    ------------             -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
         Accounts payable                                          $           2             $          --
         Intercompany payables                                             2,843                       691
         Accrued compensation                                                541                       225
         Other accrued expenses                                               99                        --
                                                                     -----------               -----------
                 Total current liabilties                                  3,485                       916

Shareholders' equity
         Common stock                                                         13                        12
         Additional paid-in capital                                      108,256                   104,107
         Retained earnings                                                71,981                    56,832
                                                                     -----------               -----------
                 Total shareholders' equity                              180,250                   160,951
                                                                     -----------               -----------
Total liabilities and shareholders'equity                               $183,735                  $161,867
                                                                    ------------             ------------
                                                                    ------------             ------------

                                      23

                          BUILDING MATERIALS HOLDING CORPORATION

                       SCHEDULE I - CONDENSED FINANCIAL INFORMATION

                       FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


CONDENSED STATEMENTS OF INCOME

                                                                           1998                       1997
                                                                          ------                     -----
Equity in earnings of BMC West Corporation                               $16,976                    $9,962
Selling, general and administrative expense                                3,008                       776
                                                                     -----------                ----------
Income before income taxes                                                13,968                     9,186

Income tax benefit                                                         1,181                       307
                                                                     -----------                 ---------
Net income                                                               $15,149                    $9,493
                                                                     -----------                 ---------
                                                                     -----------                 ---------
Net income per common share:
         Basic                                                         $    1.21                   $  0.80

         Diluted                                                       $    1.20                   $  0.78

                        BUILDING MATERIALS HOLDING CORPORATION

                     SCHEDULE I - CONDENSED FINANCIAL INFORMATION

                    FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                      (IN THOUSANDS)

CONDENSED STATEMENTS OF CASH FLOWS

                                                                           1998                       1997
                                                                          ------                     -----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                               $15,149                    $9,493
Adjustments to reconcile net income to cash
    used by operating activities:
     Equity in earnings of BMC West Corporation                          (16,976)                   (9,962)
Changes in current assets and liabilties:
     Intercompany receivables                                               (874)                     (307)
     Prepaid expenses                                                        132                      (132)
     Accounts payable                                                          2                        --
     Accrued compensation                                                    316                       225
Changes in other long-term liabilities                                        99                        --
Other                                                                         --                        (8)
                                                                      ----------                  ---------
Net cash used by operating activities                                     (2,152)                     (691)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities                           --                        --

CASH FLOWS FROM FINANCING ACTIVITIES
Net intercompany borrowings                                                2,152                       691
                                                                       ---------                 ---------
Net cash provided by financing activities                                  2,152                       691

Net increase in cash                                                          --                        --
Cash, beginning of period                                                     --                        --
                                                                    ------------              ------------
Cash, end of period                                                   $       --                 $     --
                                                                    ------------              ------------
                                                                    ------------              ------------

                                      25

                          BUILDING MATERIALS HOLDING CORPORATION

                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                      (IN THOUSANDS)


Column A                                     Column B              Column C                Column D            Column E
--------                                     --------              --------                --------            --------
                                                                 Additions
                                           Balance at            charged to
                                           beginning             costs and                                   Balance at
Description                                  of Year              Expenses               Deductions        End of Year

ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended
 December 31, 1998                           $(1,617)              $(2,279)               $1,834(1)            $(2,062)
Year Ended
 December 31, 1997                           $(1,231)              $(1,657)               $1,271(1)            $(1,617)
Year Ended
 December 31, 1996                           $(1,426)              $(1,014)               $1,209(1)            $(1,231)


(1)      Represents write-offs, net of recoveries.

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports dated January 25, 1999, included and incorporated by reference in Building Materials Holding Corporation's Form 10-K for the year ended December 31, 1998, into Building Materials Holding Corporation's previously filed Registration Statements File No. 33-52478 and 33-80952 on Form S-8, Registration Statements File No. 33-52478-99 and 033-80952-99 on Form S-8A and Registration Statements File No. 333-36387 and 333-61221 on Form S-4.





                                                         ARTHUR ANDERSEN LLP

Boise, Idaho
March 22, 1999

                     BUILDING MATERIALS HOLDING CORPORATION

                               INDEX TO EXHIBITS
                          Filed with the Annual Report
                              on Form 10-K for the
                          Year Ended December 31, 1998

Exhibit     Exhibit
Footnote    Number        Description                                                                                 Page
( g)              3.5           Amended Certificate of Incorporation, filed with the office of the Secretary of State of the State of Delaware on
                                September 23, 1997.

( g)              3.6.1         Amended and Restated By-laws of the Registrant.                                       ----

( c)              4.2           Form of Note.

( c)              4.3           Form of Indenture dated as of November 19, 1992,
                                between the Company and First Interstate Bank of
                                Washington, N.A., as Trustee.

( g)              4.4           Agreement and Plan of Merger, dated September 23, 1997 by
                                and among the Registrant, BMC West Corporation and
                                BMC West Merger Corporation.

( g)              4.7           Rights Agreement, dated September 19, 1997, by and
                                between the Registrant and American Stock Transfer
                                and Trust Company.

( i )             10.3          Third Amended and Restated Credit Agreement among
                                 between Wells Fargo Bank, N.A., as Agent,
                                the Company, and U.S. Bank National Association and
                                Key Bank National Association dated September 30, 1998.

( a)              10.4*         1990 Bonus Plan of the Company

( a)              10.5*         Stock Option Plan (Senior Original Shareholders
                                Management Plan), effective January 1, 1991.

( a)              10.6*         Stock Option Plan (Field Management Plan),
                                effective January 1, 1991.

( b)              10.7          Form of indemnity agreement between the
                                Company and its officers and directors.

( d)              10.8          Severance Plan for Certain Key Executive Officers, Senior

                                Management and Key Employees of the Company and its
                                subsidiaries as adopted by the Board of Directors of the
                                Company on July 20, 1993.

( d)              10.9          Senior Management and Key Employee Severance
                                Agreements between the Company and Certain
                                Executive Officers dated July 20, 1993.

( d)              10.10         Note Purchase Agreement between Teachers
                                Insurance and Annuity Association of America
                                and the Company dated October 25, 1993.

( d)              10.11         Form of Note.

( e)              10.12         Modification letter dated March 1, 1995, to the Note
                                Purchase Agreement between Teachers Insurance
                                and Annuity Association of America and the
                                Company dated October 25, 1993.

   ( e)           10.13*        Supplemental Retirement Plan dated January 1, 1993.

( e)              10.14         Note Purchase Agreement between Teachers
                                Insurance and Annuity Association of America
                                and the Company dated March 1, 1995.

( e)              10.15         Note Purchase Agreement between Allstate
                                Life Insurance Company and the Company
                                dated March 1, 1995.

( e)              10.16         Form of Notes under Note Purchase
                                Agreement to Allstate Life Insurance
                                Company.

( f)              10.19*        Amended and Restated 1992 Non-Qualified Stock
                                Plan.

( f)              10.20*        Amended and Restated 1993 Employee Stock Option
                                Plan.

( f)              10.21*        Amended and Restated 1993 Non-Employee Director
                                Stock Option Plan.

( g)              10.22         Agreement and Plan of Merger, dated September 23, 1997 by
                                and among the Registrant, BMC West Corporation and
                                BMC West Merger Corporation.

                                      29

( h)              10.23         Asset Purchase Agreement dated as of October 6, 1997, between
                                BMC West Corporation and Lone Star Plywood & Door Corp.

( h)              10.24         Side Letter Agreement dated as of October 10, 1997, between counsel to BMC West Corporation and Lone Star Plywood & Door Corp.,
                                regarding calculation to adjustment to purchase price.

( h)              10.25         Amendment to Asset Purchase Agreement dated as of November 11, 1997, between BMC
                                West Corporation and Lone Star Plywood &
                                Door Corp.

( h)              10.26         Second Amendment to Asset Purchase Agreement dated as of November 11, 1997, between
                                BMC West Corporation and Lone Star
                                Plywood & Door Corp.

                  10.27         Rights Agreement dated as of September 19, 1997
                                as amended as of November 5, 1998 by and between
                                Building Materials Holding Corporation and
                                American Stock Transfer and Trust
                                Company.                                                                             _____

                  11.1          Statement regarding computation of earnings per share.                               _____

                  13.1          Building Materials Holding Corporation's 1998 Annual Report.
                                Such report, except to the extent incorporated
                                herein by reference, is being furnished for the
                                information of the Securities and Exchange
                                Commission only and is not to be deemed
                                filed as part of this Annual Report on Form 10-K.                                    _____

                 23.1           Independent Public Accountants Consent.  Reference is
                                made to page 28.

                 24.1           Power of Attorney.  Reference is made
                                to page 22.

                 27.1           Financial Data Schedule Fiscal year end 1998.                                        _____


-------------------------------

( a) Filed as an exhibit to the Registration Statement on Form S-1 filed with the Commission on June 6, 1991 (Registration No. 33-41040) (the "Registration Statement") and incorporated herein by reference.


( b)             Filed as an exhibit to Amendment No. 2 to the Registration Statement, filed with the Commission on
                 August 2, 1991 and incorporated herein by reference.


( c)             Filed as an exhibit to Amendment No.1 to the Registration Statement on Form S-1, filed with the
                 Commission on October 20, 1992 (Registration No. 33-52432), and incorporated herein by reference.

( d)             Filed as an Exhibit to Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                 1993, filed with the Commission on March 28, 1994, and incorporated herin by reference.

( e)             Filed as an Exhibit to Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                 1994, filed with the Commission on March 30, 1995, and incorporated herein by reference.

( f)             Filed as an Exhibit to Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                 1996, filed with the Commission on March 28, 1997, and incorporated herein by reference.

( g)             Filed as an Exhibit to BMHC's Report on Form 8-K12G3, filed with the Commission on September 23,
                 1997 and incorporated herein by reference.

( h)             Filed as an Exhibit to BMHC's Report on Form 8-K, filed with the Commission on November 25, 1997 and incorporated herein by reference.

( i )            Filed as an Exhibit to Company's Form 10-Q for the quarter ended September 30, 1998, filed with the Commission on November 13,1998, and incorporated herein by reference.

*Component of executive compensation.