Form 10-Q
period 1999-03-31
BUILDING MATERIALS HOLDING CORP
filed 1999-05-14
CIK 1046356

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


X    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
-    of 1934


For the quarterly period ended March 31, 1999 or
                               --------------

__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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


Yes  X   No
   ----    ----

      CLASS                                    Shares Outstanding as
                                               of May 1, 1999:
      Common stock $.001 par value             12,666,900
                                               ----------

                     BUILDING MATERIALS HOLDING CORPORATION

                                      INDEX

                                                                                                           Page
                                                                                                          Number
                                                                                                          ------
PART I -- FINANCIAL INFORMATION
                                                                                                             3
           Item 1 - Financial Statements

           Condensed Consolidated Statements of Income for the three months ended March 31, 1999
           and 1998                                                                                          4

           Condensed Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998
                                                                                                             5

           Condensed Consolidated Statements of Cash Flows for the three months ended March 31,
           1999 and 1998                                                                                     6

           Notes to Condensed Consolidated Financial Statements                                              7

           Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                                       10



PART II -- OTHER INFORMATION

           Item 1 - Legal Proceedings                                                                       16

           Item 4 - Submission of Matters to a Vote of Security Holders
                                                                                                            16

           Item 5 - Other Information                                                                       17

           Item 6 - Exhibits and Reports on Form 8-K                                                        17

SIGNATURES                                                                                                  18

INDEX TO EXHIBITS                                                                                           19


EXHIBITS                                                                                                    20

PART I - FINANCIAL INFORMATION

The condensed consolidated financial statements included herein have been prepared by Building Materials Holding Corporation ("BMHC" or the "Company")on a consolidated basis, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly the results for the periods presented have been included. The adjustments made were of a normal, recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report.

Due to the seasonal nature of BMHC's business, the condensed consolidated results of operations and resulting cash flows for the periods presented are not necessarily indicative of the results that might be expected for the fiscal year.

                     BUILDING MATERIALS HOLDING CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (Dollars in Thousands, Except per Share Data)


                                                         Three Months Ended
                                                    March 31,           March 31,
                                                      1999                1998
                                                    --------            --------
Net sales                                           $215,625            $183,631

Cost of sales                                        161,514             139,666
                                                    --------            --------
Gross profit                                          54,111              43,965

Selling, general and                                  47,954              40,436
  administrative expense

Other income, net                                        487                 373
                                                    --------            --------
Income from operations                                 6,644               3,902

Interest expense                                       2,544               2,497
                                                    --------            --------
Income before income taxes                             4,100               1,405

Income taxes                                           1,579                 555
                                                    --------            --------

Net income                                          $  2,521            $    850
                                                    --------            --------
                                                    --------            --------
Net income per common share:
  Basic:                                            $   0.20            $   0.07
                                                    --------            --------
                                                    --------            --------
  Diluted:                                          $   0.20            $   0.07
                                                    --------            --------
                                                    --------            --------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                         (UNAUDITED)
                                                           March 31,      December 31,
                                                             1999            1998
                                                           --------        --------
ASSETS
Current assets
     Cash                                                  $  8,403        $  8,264
     Receivables, net                                       101,920          92,113
     Inventories                                             82,898          78,746
     Deferred income tax benefit                              2,488           2,488
     Prepaid expenses                                         2,176           2,355
                                                           --------        --------
         Total current assets                               197,885         183,966

Property, plant and equipment, net                          141,823         139,585
Deferred loan costs                                             845             914
Goodwill, net                                                43,756          43,903
Other                                                         5,169           5,613
                                                           --------        --------
Total assets                                               $389,478        $373,981
                                                           --------        --------
                                                           --------        --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                      $ 50,286        $ 45,509
     Accrued compensation                                     5,948           8,937
     Sales tax payable                                        4,561           3,734
     Other accrued expenses                                   8,739           9,042
                                                           --------        --------
         Total current liabilities                           69,534          67,222

Long-term debt                                              128,262         117,805
Deferred income taxes                                         5,405           5,404
Other long-term liabilities                                   3,488           3,300

Shareholders' equity
     Common stock, $.001 par value, 20,000,000
         shares authorized; 12,656,109 and
         12,652,298 shares outstanding at March 31,
         1999 and December 31, 1998, respectively                13              13
Additional paid-in capital                                  108,272         108,256
Retained earnings                                            74,504          71,981
                                                           --------        --------
         Total shareholders' equity                         182,789         180,250
                                                           --------        --------
Total liabilities and shareholders' equity                 $389,478        $373,981
                                                           --------        --------
                                                           --------        --------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                         Three Months Ended
                                                      -------------------------
                                                      March 31,        March 31,
                                                        1999            1998
                                                      --------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $  2,521         $   850
Adjustments to reconcile net income to cash
  (used) provided by operating activities:
     Depreciation and amortization                       3,515           3,113
     Gain on sale of assets                               (102)            (29)
     Stock option compensation                            --                16
Changes in working capital items net of
   effects of acquisitions and divestitures            (11,338)            115
Changes in other long-term liabilities                     188            (488)
Other                                                      180            (295)
                                                      --------         -------
Net cash(used)provided by operating activities          (5,036)          3,282
                                                      --------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                     (5,206)         (3,458)
Payments for acquisitions                                 (304)           --
Sale of property and equipment                             212             128
                                                      --------         -------
Net cash used in investing activities                   (5,298)         (3,330)
                                                      --------         -------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable                               (5,023)           --
Net borrowings(repayments)under revolving
  credit agreement
                                                        15,480            (800)
Other                                                       16             (23)
                                                      --------         -------
Net cash provided(used)by financing activities          10,473            (823)

                                                      --------         -------

Net increase(decrease)in cash                              139            (871)
Cash, beginning of period                                8,264           8,177
                                                      --------         -------
Cash, end of period                                   $  8,403         $ 7,306
                                                      --------         -------
                                                      --------         -------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for -
   Interest                                           $  1,049         $   768
   Income taxes                                       $  3,470            --


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       WORKING CAPITAL CHANGES

Changes in working capital items, net of acquisitions, for the three months ended March 31, 1999 and 1998 are as follows (in thousands):

                                                         1999            1998
                                                       --------         -------
(Increase)decrease in accounts receivable              $ (9,710)        $   435
 Increase in inventories                                 (4,074)         (2,369)
 Decrease in prepaid expenses                               179           2,324
 Increase(decrease)in accounts payable and
   accrued expenses
                                                            772          (2,004)
 Increase in interest payable                             1,495           1,729
                                                       --------         -------
                                                       $ 11,338         $   115
                                                       --------         -------
                                                       --------         -------

2.       LONG-TERM DEBT

Long-term debt consisted of the following(in thousands):

                                                      March 31,        December 31,
                                                        1999              1998
                                                      --------          --------
Revolving credit agreement borrowings                 $ 57,895          $ 42,415
9.18% unsecured senior notes                            50,000            50,000
8.10% unsecured senior notes                            16,667            16,667
Other                                                    3,700             8,723
                                                      --------          --------
                                                      $128,262          $117,805
                                                      --------          --------
                                                      --------          --------

The Company is in compliance with all covenants and conditions related to the above borrowings.

3.       EARNINGS PER SHARE

     Net income per share was determined as follows (in thousands, except shares and per share amounts)


                                                        Three Months Ended
                                                  ------------------------------
                                                   March 31,          March 31,
                                                     1999               1998
                                                  -----------        -----------
COMPUTATION OF BASIC EARNINGS PER SHARE

Net income available to
 common shareholders                              $     2,521        $       850
                                                  -----------        -----------
                                                  -----------        -----------

Weighted average shares outstanding                12,655,281         12,333,405
                                                  -----------        -----------
                                                  -----------        -----------

BASIC EARNINGS PER SHARE                          $      0.20        $      0.07
                                                  -----------        -----------
                                                  -----------        -----------

COMPUTATION OF DILUTED EARNINGS PER SHARE

Net income available to
 common shareholders                              $     2,521        $       850
                                                  -----------        -----------
                                                  -----------        -----------

Weighted average shares outstanding                12,655,281         12,333,405

Net effect of dilutive stock options
 based on the treasury stock method
 using average market price                           125,202            139,057
                                                  -----------        -----------
Weighted average diluted
 shares outstanding                                12,780,483         12,472,462
                                                  -----------        -----------
                                                  -----------        -----------

DILUTED EARNINGS PER SHARE                        $      0.20        $      0.07
                                                  -----------        -----------
                                                  -----------        -----------

4.  AQCUISITIONS

       In the first quarter of 1999, the Company completed one acquisition consisting of a value-added facility located in Colorado that was consolidated into an existing facility. The total consideration given was approximately $350,000.


5.  SUBSEQUENT EVENTS


      On May 3, 1999, the Company completed the acquisition of a 49% interest in Knipp Brothers Industries, LLC, a framing company with operations in Phoenix and Tuscon, Arizona, and Las Vegas, Nevada. The total consideration given was $28 million consisting of $25.8 million in cash and $2.2 million from various assets of our Phoenix operation. BMHC has the right to acquire the remaining 51% interest in Knipp Brothers. Larry Knipp has a corresponding right to require BMHC to purchase Knipp Brothers 51% after five years.

      On March 31, 1999, BMHC renegotiated its revolving credit agreement with Wells Fargo Bank. The amendment to the amended and restated credit agreement was effective March 31, 1999. The amendment extended the period of availability for the $100 million revolver from March 31, 1999 to August 31, 1999 and changed the rates at which interest and fees are charged and the minimum net worth required. Borrowings under the agreement now bear interest at prime plus 0% to 1.25%, or LIBOR plus 1.00% to 2.25%. A fee of .25% to .50% per annum is charged on the unused portion of the loan commitement. After August 31, 1999, the borrowing capacity will return to $70 million until the revolving credit agreement's expiration.

      On May 7, 1999, BMHC signed a Joinder Agreement with Bank of America to become an Additional Bank providing an additional $25 million pursuant to the above mentioned amendment to the revolving credit agreement. Bank of America agreed to be bound by the revolving credit agreement as if it had been an original party to the revolving credit agreement.

                     BUILDING MATERIALS HOLDING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage relationship to net sales of certain costs, expenses and income items. The table and subsequent discussion should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                                                       For The Three Months Ended
                                                       ---------------------------
                                                       March 31,          March 31,
                                                         1999               1998
                                                       ---------          ---------
Net sales                                               100.0%              100.0%
Gross profit                                             25.1                23.9
Selling, general and
 administrative expense                                  22.2                22.0
Other income, net                                         0.2                 0.2
Income from operations                                    3.1                 2.1
Interest expense                                          1.2                 1.4
Income taxes                                              0.7                 0.3
Net income                                                1.2                 0.5

FIRST QUARTER OF 1999 COMPARED TO THE FIRST QUARTER OF 1998

Net sales for the three months ended March 31, 1999 increased 17.4% to a record $215.6 million from $183.6 million in the same period one year ago. The increase resulted primarily from same-store sales (facilities that operated for at least two months in both the first quarter of 1998 and the first quarter of 1999) growth of 12.0%, as well as a 7.5% increase from acquisitons made during the past year. Adjusting for product price inflation (primarily commodity wood product prices) of approximately 3.4%, real same-store sales were 8.6% ahead of the year-ago quarter.

Gross profit as a percentage of sales increased to 25.1% in the first quarter of 1999 from 23.9% in the first quarter of 1998, primarily as a result of on- going efforts by the Company to improve margins through its increased focus on value-added products, such as roof and floor trusses, pre-hung doors, millwork, and pre-assembled windows.

Selling, general and administrative (SG&A) expenses, were $48.0 million in the first quarter of 1999 as compared to $40.4 million in 1998, and increased as a percentage of net sales from 22.0% in 1998 to 22.2% in 1999. The Company attributes this partially to increases in value-added sales that carry higher SG&A expenses, higher sales which carry higher commissions and incentives, and the cost of integrating new operating locations that were not included in the comparable prior year period.

Interest expense of $2.5 million in the first quarter of 1999 was approximately the same as the comparable prior year period.

Income taxes were provided at estimated annual effective tax rates of 38.5% and 39.5% for the periods ended March 31, 1999 and March 31, 1998, respectively.

As a result of the foregoing factors, net income increased by $1.7 million or 196.6% to $2.5 million or 1.2% of net sales in the first quarter of 1999, as compared to $850,000, or 0.5% of net sales, in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999 the Company had $128.3 million of long-term debt outstanding, consisting of $70.4 million of term borrowings under fixed rate notes, and $57.9 million of variable rate debt under the revolving credit agreement.

In the first three months of 1999, the Company used $5.0 million of cash in operating activities. Working capital increased from $116.7 million at December 31, 1998 to $128.4 million at March 31, 1999, due primarily to seasonality and favorable economic conditions.

Based on its ability to generate cash from operations and the available borrowing capacity at March 31, 1999 of $42.1 million under the revolving credit agreement (availability of which is subject to the satisfaction of certain customary borrowing conditions), the Company believes it will have sufficient funds to meet its currently anticipated requirements.

YEAR 2000 SYSTEM ISSUE

As is the case with most other companies, the Year 2000 computer problem creates risks for BMHC. However, the Company believes that the risks of the Year 2000 computer problem are not as severe for the building materials industry as compared to other more technology dependent industries, because the building materials industry, in general, and the Company and its professional contractor customers, in particular, are not as heavily dependent upon computerized systems. Except for millwork and truss operations, the Company is primarily a distributor of building materials to its customers and is dependent upon rail and truck transportation for timely receipt and delivery of inventory. The Company could be affected if its transportation suppliers are materially and adversely affected by Year 2000 related issues.

The following discussion summarizes management's present analyses and proposed plans with respect to the anticipated material impacts of the Year 2000 computer problem on the Company's primary operations. The discussion focuses on "mission critical" systems, which management believes are important to the Company's day to day functional operations. The Year 2000 problem may also impact systems that are not mission critical or information technology related. These systems, which may include telephone, electronic mail, elevators, heating and air conditioning equipment, and security will be tested and any problems addressed on a case-by-case basis, but none are expected to be material to the Company's results of operations or financial condition. It is expected that assessment, remediation and contingency planning activities will be on-going throughout 1999 with the goal of appropriately resolving all significant internal systems and third party issues.

State of Readiness

BMHC has evaluated the impact of the Year 2000 computer problem on its mission critical systems. The mission critical systems that have been identified are:

- retail system software used in each of the operations for sales transactions, inventory and in-store accounting

     -        corporate financial and accounting system

     -        millwork configuration and order entry system

     -        truss production and engineering system

     -        payroll system, which is operated by a third party vendor


     Each of the five mission critical systems is in the process of becoming Year 2000 compliant, or management is verifying with the original vendor that the existing systems are Year 2000 compliant. The current status of the readiness effort with respect to the five mission critical systems is as follows:

     The retail system is being upgraded in a two-step process that involves hardware and operating system improvements that were originally scheduled for 1998. The first phase of the process has been successfully completed. The final phase of the upgrade process is well underway, and the process is well understood. The final software upgrade for Year 2000 compliance, as warranteed by the vendor, has been received and is currently being tested and is expected to be fully implemented in the summer of 1999.
     The remainder of the year will be used to thoroughly test the system.

     The corporate financial and accounting system has been upgraded to the Year 2000 compliant version as warranteed by the vendor. This upgrade was successfully completed in December 1998, and the system is fully compliant. Extensive testing to verify the vendor's level of compliance will occur in the middle of 1999.

     It has been determined that the current millwork software will not meet the long term needs of the Company, and a decision to replace this software package has been made. However, due to the complexity of implementing a new system, it has also been decided to bring the current system to a Year 2000 compliant state. This project will be performed by the original vendor of the software. The Year 2000 compliant version of the current software is scheduled for delivery in the summer of 1999. Additionally, a replacement software package has been identified that is warranteed by the vendor as Year 2000 compliant. The new system is scheduled to come on-line in selected sites in July 1999. In both cases, testing of the software will occur during the latter half of 1999.

     The vendors for the truss production system and outsourced payroll system have advised the Company that the systems are currently Year 2000 compliant. Verification and testing of these systems for compliance is currently underway, and will be completed during the middle of 1999.

     Cost to Address Year 2000 Issues

     Much of the cost to address Year 2000 issues was budgeted and scheduled as part of routine maintenance of the Company's systems. Since these costs were identified and planned for in the budget cycle, the financial impact on the Company is not expected to be material in any one year. However, it is anticipated that the total cost of becoming Year 2000 compliant for all systems currently in use by the Company will be approximately $1.5 million. To date approximately $0.7 million has been spent in remediation of Year 2000 issues. These costs include consulting, hardware upgrades and employee time.

Risks of Year 2000 Issues for BMHC

Even in a most likely worst case scenario for BMHC, the risks due to failure to accomplish Year 2000 remediations are not expected to have a material adverse effect on the results of operations or financial condition of the Company. Each of the Company's operating locations currently has procedures in place to deal with the failure of the retail system. In this instance, the increased amount of hand processing of accounting and inventory tracking would result in higher overtime and payroll expense. However, it is not anticipated that there will be a material impact on the ability of the Company to deliver products to customers. In order to reduce the risks of delays in transportation of inventory either to the Company or its customers, the Company intends to monitor Year 2000 compliance by its transportation suppliers and will consider a build-up of certain inventories in the fourth quarter of 1999, if appropriate. The Company does not expect that the cost of a short-term increase in its inventory levels to reduce Year 2000 risks will be material to the Company's financial condition or operating results.

Since each of the systems independently perform specified functions that are well understood by staff personnel in the operating locations and at the corporate office, complete failure of all of the systems could be worked around to perform the necessary functions of the systems. It is extremely unlikely that this would occur due to the independent nature of the systems architecture employed at BMHC. However, steps to avoid this possibility are being taken.

Contingency Plans

The Company believes that temporary solutions to most failures are readily and economically available. For example, the dates on the systems could be set to dates prior to 2000 that have the same days of the week, such as the year 1972. This would involve a data conversion and hand correcting of dates on printed documents, but could be accomplished in just a few days. Also, personal computers with spreadsheets could be used to maintain accounting and inventory information as well as corporate financial data. Millwork configuration is unaffected by the date change, but dates would need to be changed for order tracking if the system were not capable of dealing with dates after December 31, 1999. Processing of payroll could be done with personal computers. Truss engineering would need validation by the plate manufacturer to ensure structural integrity. Finally, the Company can increase inventory levels to mitigate risks of Year 2000 transportation problems. All of these plans could be put in place in a short time frame, and would mitigate nearly all the material risks to the Company. Further evaluation of contingency plans will be made, if necessary, as test results from the various systems become available.

Summary

BMHC has proactively identified and is in the process of correcting the Year 2000 issues that it believes could have a material impact on the Company. It is anticipated that all systems will be capable of functioning in a normal fashion upon the change of the millennium. It is not anticipated that BMHC will suffer any loss of revenue due to Year 2000 issues. The Company is also in the process of requesting from all of its significant vendors a statement regarding their preparations for the Year 2000 date change. Since the Year 2000 issue was anticipated in the budget cycle over the last two years, no material impact is expected on the results of operations or cash flows in any period or on the overall financial condition of the Company. Also, no projects were canceled or delayed as a result of Year 2000 remediation activities

         Certain statements made in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors are discussed in detail in Building Materials Holding Corporation's Form 10-K for the fiscal year ended December 31, 1998. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in the Annual Report on Form 10-K or this Form 10-Q except as required by law.

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

           None

ITEM 5.    OTHER INFORMATION

           None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits
           Exhibit 10-28 - Amendment No. 1 to the Third Amended and Restated
                           Credit Agreement between Wells Fargo Bank, National Association and BMC West Corporation dated March 31, 1999.

           Exhibit 10-29 - Joinder Agreement between Bank of America National
                           Trust and Savings Association and BMC West
                           Corporation dated May 7, 1999.

           Exhibit 27 -    Financial Data Schedule

(b)        Reports on Form 8-K
                    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BUILDING MATERIALS HOLDING CORPORATION


Date:  May 7, 1999              /s/ Robert E. Mellor
                                -----------------------------------------------
                                Robert E. Mellor
                                President, Chief Executive Officer
                                and Director (Principal Executive Officer)


Date:  May 7, 1998              /s/ Ellis C. Goebel
                                -----------------------------------------------
                                Ellis C. Goebel
                                Senior Vice President - Finance
                                and Treasurer
                                (Principal Financial Officer)

                                INDEX TO EXHIBITS

                     BUILDING MATERIALS HOLDING CORPORATION

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 1999



                                                                         Page
Exhibit      Description                                                Number
-------      -----------                                                ------

10.28        Amendment No. 1 to the Third Amended and
             Restated Credit Ageement between Wells
             Fargo Bank, National Association and
             BMC West Corporation date March 31, 1999.

10.29        Joinder Agreement between Bank of America
             National Trust and Savings Association and BMC West
             Corporation dated May 7, 1999.

27           Financial Data Schedule