Form 10-Q
period 1999-06-30
BUILDING MATERIALS HOLDING CORP
filed 1999-07-30
CIK 1046356

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


X    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
-    of 1934

For the quarterly period ended   June 30, 1999    or
                              --------------------

     Transition report pursuant to Section 13 or 15(d) of the Securities
--   Exchange Act of 1934

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


Yes   X   No
    -----    -----

             Class                                    Shares Outstanding as
             -----                                    of July 26, 1999:

             Common stock $.001 par value             12,666,900

                     BUILDING MATERIALS HOLDING CORPORATION

                                      INDEX

                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
PART I -- FINANCIAL INFORMATION
       Item 1 - Financial Statements

       Condensed Consolidated Statements of Income for the three and six months ended June 30,
       1999 and 1998                                                                                     3

       Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998                   4

       Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1999
       and 1998                                                                                          5

       Notes to Condensed Consolidated Financial Statements                                              6

       Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
       Operations                                                                                        9



PART II -- OTHER INFORMATION

       Item 1 - Legal Proceedings                                                                       19

       Item 4 - Submission of Matters to a Vote of Security Holders                                     20

       Item 6 - Exhibits and Reports on Form 8-K                                                        20

SIGNATURES                                                                                              21

INDEX TO EXHIBITS                                                                                       22


EXHIBITS                                                                                                23

                     BUILDING MATERIALS HOLDING CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (In Thousands, Except Per Share Data)


                                            Three Months Ended                        Six Months Ended
                                       June 30,             June 30,             June 30,             June 30,
                                         1999                 1998                 1999                 1998
                                     -----------          -----------          -----------           ----------
Net sales                               $256,005             $226,017             $471,630             $409,648

Cost of sales                            191,840              171,413              353,354              311,079
                                     -----------          -----------          -----------           ----------
Gross profit                              64,165               54,604              118,276               98,569

Selling, general
  and administrative
  expense                                 51,241               44,523               99,195               84,959
Other income, net                          1,520                  451                2,007                  824
                                     -----------          -----------          -----------           ----------

Income from operations                    14,444               10,532               21,088               14,434

Interest expense                           2,999                2,674                5,543                5,171
                                     -----------          -----------          -----------           ----------

Income before income taxes                11,445                7,858               15,545                9,263

Income taxes                               4,406                3,104                5,985                3,659
                                     -----------          -----------          -----------           ----------
Net income                                $7,039               $4,754              $ 9,560              $ 5,604
                                          ------               ------              -------              -------
                                          ------               ------              -------              -------

Net income per common share:
Basic                                      $0.56                $0.38                $0.75                $0.45
                                           -----                -----                -----                -----
                                           -----                -----                -----                -----

Diluted                                    $0.55                $0.38                $0.75                $0.45
                                           -----                -----                -----                -----
                                           -----                -----                -----                -----



The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                              (UNAUDITED)
                                                                                June 30,            December 31,
                                                                                  1999                   1998
                                                                            -------------           ------------
ASSETS
Current assets
   Cash                                                                            $6,333                $ 8,264
   Receivables, net                                                               117,688                 92,113
   Inventories                                                                     92,533                 78,746
   Deferred income tax benefit                                                      3,491                  2,488
   Prepaid expenses                                                                 2,450                  2,355
                                                                                 --------               --------
      Total current assets                                                        222,495                183,966

Property, plant and equipment, net                                                149,273                139,585
Investment in unconsolidated subsidiary                                            29,432                      0
Goodwill, net                                                                      43,986                 43,903
Other                                                                               4,982                  6,527
                                                                                 --------               --------
Total assets                                                                     $450,168               $373,981
                                                                                 --------               --------
                                                                                 --------               --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                              $ 57,076               $ 45,509
   Accrued compensation                                                             9,659                  8,937
   Sales tax payable                                                                5,538                  3,734
   Other accrued expenses                                                           9,068                  9,042
                                                                                 --------               --------
      Total current liabilities                                                    81,341                 67,222

Long-term debt                                                                    168,497                117,805
Deferred income taxes                                                               6,880                  5,404
Other long-term liabilities                                                         3,593                  3,300

Stockholders' equity
   Common stock, $.001 par value, 20,000,000 shares
   authorized; 12,666,900 and 12,652,298 shares
   outstanding at June 30, 1999 and December 31, 1998, respectively                    13                     13
Additional paid-in capital                                                        108,303                108,256
Retained earnings                                                                  81,541                 71,981
                                                                                 --------               --------
      Total stockholders' equity                                                  189,857                180,250
                                                                                 --------               --------
Total liabilities and stockholders' equity                                       $450,168               $373,981
                                                                                 --------               --------
                                                                                 --------               --------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                                          Six Months Ended
                                                                              ------------------------------------
                                                                                     June 30,            June 30,
                                                                                      1999                 1998
                                                                                  ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $9,560               $5,604
Adjustments to reconcile net income to cash flows from
   operating activities:
   Depreciation and amortization                                                      7,027                6,576
   Gain on sale of assets                                                              (171)                 (60)
   Stock option compensation                                                              0                   16
   Provision for other long-term liabilities                                            766                 (227)
   Equity in earnings of unconsolidated subsidiary                                   (1,033)                   0
Changes in working capital items net of effects of
   acquisitions                                                                     (23,719)              (2,569)
Other                                                                                   945                  (55)
                                                                                 ----------           ----------
Net cash flows from operating activities                                             (6,625)               9,285
                                                                                 ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment                                          (12,654)             (10,327)
Acquisitions/investments in unconsolidated subsidiary                               (34,331)             (11,536)
Sale of property, plant and equipment                                                   942                  534
                                                                                 -----------         -----------
Net cash flows from investing activities                                            (46,043)             (21,329)
                                                                                 -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving
  credit agreement                                                                   55,715               13,220
Principal payments on long-term debt                                                 (5,023)              (1,124)
Other                                                                                    45                    5
                                                                                 -----------          ----------
Net cash flows from financing activities                                             50,737               12,101
                                                                                 -----------          ----------

Net change in cash                                                                   (1,931)                  57
Cash, beginning of period                                                             8,264                8,177
                                                                                 ----------           ----------
Cash, end of period                                                                  $6,333               $8,234
                                                                                     ------               ------
                                                                                     ------               ------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

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

To provide a more meaningful comparison with the six month period ended
June 30, 1999 financial statements, certain reclassifications have been made to amounts reported in prior periods, none of which affect the Company's financial results of operations and cash flows.

2.  NET SALES BY PRODUCT (in thousands)


                                     Three Months Ended                          Six Months Ended
                                  June 30           June 30                   June 30          June 30
                                   1999              1998                       1999              1998
                                   -------------------------------------------------------------------
Wood Products                  $115,270          $101,711                   $205,969          $179,774
Value-added                      85,840            68,589                    163,376           127,167
Building Materials               35,564            36,485                     65,358            65,707
Other                            19,331            19,232                     36,927            37,000
                                 ---------------------------------------------------------------------
                               $256,005          $226,017                   $471,630          $409,648
                               --------          --------                   --------          --------
                               --------          --------                   --------          --------

3.       EARNINGS PER SHARE

Earnings per share was determined as follows:

                                                     Three Months Ended                 Six Months Ended
                                                 --------------------------         -------------------------
                                                  June 30,        June 30,           June 30,        June 30
                                                    1999            1998               1999            1998
                                                 -----------     ----------         ----------      ---------
COMPUTATION OF BASIC
EARNINGS PER SHARE:

Net income available to common
 stockholders                                     $7,039,000     $4,754,000         $9,560,000      $5,604,000
                                                  ----------     ----------         ----------      ----------
                                                  ----------     ----------         ----------      ----------

Weighted average shares outstanding               12,664,587     12,408,238         12,663,321      12,372,560
                                                  ----------     ----------         ----------      ----------
                                                  ----------     ----------         ----------      ----------

BASIC EARNINGS PER SHARE                               $0.56          $0.38              $0.75           $0.45
                                                       -----          -----              -----           -----
                                                       -----          -----              -----           -----

COMPUTATION OF DILUTED
EARNINGS PER SHARE:
Net income available to common
 stockholders                                     $7,039,000     $4,754,000         $9,560,000      $5,604,000
                                                  ----------     ----------         ----------      ----------

Weighted average shares outstanding               12,664,587     12,408,238         12,663,321      12,372,560

Net effect of dilutive stock options based
 on the treasury stock method using
 average market price                                122,069        163,636            128,781         147,775
                                                  ----------     ----------         ----------      ----------
Weighted average diluted shares
 outstanding                                      12,786,655     12,571,874         12,792,103      12,520,335
                                                  ----------     ----------         ----------      ----------
                                                  ----------     ----------         ----------      ----------

DILUTED EARNINGS PER SHARE                             $0.55          $0.38              $0.75           $0.45
                                                       -----          -----              -----           -----
                                                       -----          -----              -----           -----

4.  ACQUISITIONS AND INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

          On May 3, 1999, the Company completed the investment of a 49% interest in Knipp Brothers Industries, LLC, ("KBI") a framing company with operations in Phoenix and Tuscon, Arizona, and Las Vegas, Nevada. The total consideration given was $28 million consisting of $25.8 million in cash and $2.2 million from various assets of its Phoenix operation. BMHC has the right to acquire the remaining 51% interest in KBI. The 51% owner has a corresponding right to require BMHC to purchase KBI's 51% after five years.

         The Company accounts for its investment in KBI using the equity method of accounting. The Company's recorded equity in income from KBI, included in other income, differed from its prorata share of KBI earnings due to amortization of goodwill associated with the Company's equity investment.

         The Company completed three acquisitions for the six months ended
      June 30, 1999, including the acquisition of Western Door, a distributor of wood and metal doors and millwork on June 7, 1999. Western Door has facilities in Missoula and Kalispell, Montana. The Company paid aggregate cash consideration of $8.5 million, which the Company financed through borrowings under its existing senior credit facility.

         Proforma net sales and net income giving effect to these acquisitions as if they had occurred at the beginning of 1998 and 1999 is not presented because the effect of the acquisitions to the Company's net sales and net income is not material.

                     BUILDING MATERIALS HOLDING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CAUTION
         Certain statements made in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors are discussed in detail in Building Materials Holding Corporation's Form 10-K for the fiscal year ended December 31, 1998. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in the Annual Report on Form 10-K or this Form 10-Q except as required by law.

The following table sets forth for the periods indicated the percentage relationship to net sales of certain costs, expenses and income items. The table and subsequent discussion should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                                 For The Three Months Ended          For The Six Months Ended

                                 June 30,          June 30,          June 30,         June 30,
                                   1999              1998              1999             1998
                                 --------          --------          --------         --------
Net sales                         100.0%            100.0%            100.0%            100.0%
Gross profit                       25.1              24.2              25.1              24.1
Selling, general and
 administrative expense            20.0              19.7              21.0              20.7
Other income                         .6                .2                .4                .2
Income from operations              5.6               4.7               4.5               3.5
Interest expense                    1.2               1.2               1.2               1.3
Income taxes                        1.7               1.4               1.3                .9
Net income                          2.8               2.1               2.0               1.4

SECOND QUARTER OF 1999 COMPARED TO THE SECOND QUARTER OF 1998

Net sales for the three months ended June 30, 1999 were $256.0 million up 13.3% from the second quarter of 1998 when sales were $226.0 million. The largest portion of this increase was due to acquisitions contributing $17.5 million. The increase in net sales also resulted from a 8.8% increase over the second quarter of 1998 in sales at facilities that operated for at least two months in both the second quarter of 1998 and the second quarter of 1999.

Gross profit as a percentage of sales increased to 25.1% in the second quarter of 1999 from 24.2% in the second quarter of 1998, primarily as a result of increased sales of higher margin value-added products, such as roof trusses, pre-hung doors, millwork, and pre-assembled windows. These value-added products accounted for $85.8 million, or 33.5% of net sales for the second quarter of 1999, an increase from $68.6 million, or 30.3% of net sales for the second quarter of 1998.

Selling, general and administrative (SG&A) expense was $51.2 million in the second quarter of 1999 as compared to $44.5 million in the second quarter of 1998, and increased as a percentage of net sales from 19.7% in 1998 to 20.0% in 1999. The Company attributes this increase to more value-added sales that carry higher SG&A expenses and the cost of integrating new operating locations in the second quarter of 1999 that were not included in the second quarter of 1998.

Other income of $1.5 million in the second quarter of 1999 increased from $451,000 in the same period in 1998 primarily due to the investment in an unconsolidated subsidiary in May 1999 which is accounted for under the equity method.

Interest expense of $3.0 million in the second quarter of 1999 increased from $2.7 million in the same period of 1998, primarily due to increased borrowings under the Company's revolving line of credit to support higher working capital as a result of increased sales and acquisitions made during the previous 12 months.

Income taxes were provided at estimated annual effective tax rates of 38.5% and 39.5% for the quarter ended June 30, 1999 and June 30, 1998, respectively.

As a result of the foregoing factors, net income increased by $2.3 million, or 48.1% to $7.0 million, or 2.8% of net sales in the second quarter of 1999, as compared to $4.8 million, or 2.1% of net sales, in the second quarter of 1998.


FIRST SIX MONTHS OF 1999 COMPARED WITH THE FIRST SIX MONTHS OF 1998

Net sales for the six months ended June 30, 1999 were $471.6 million up 15.1% from the first half of 1998 when sales were $409.6 million. The largest portion of this increase was due to acquisitions contributing $31.3 million. The increase in net sales also resulted from an increase of 10.6% in sales at facilities that operated for at least four months in the six month period of 1998 and the six month period of 1999.

Gross profit as a percentage of sales improved to 25.1% in the first half of 1999 from 24.1% in the first six months of 1998, primarily as a result of the Company's on going efforts to improve margins through an increased focus on value-added products, such as roof and floor trusses, pre-hung doors, millwork, and pre-assembled windows. These value-added products accounted for $163.4 million, or 34.6% of net sales for the first half of 1999, an increase from $127.2 million, or 31.0% of net sales for the first half of 1998.

Selling, general and administrative (SG&A) expense was $99.2 million in the first six months of 1999 as compared to $85.0 million in 1998, and increased as a percentage of net sales to 21.0% in 1999 from 20.7% in 1998. The Company attributes this increase to more value-added sales that carry higher SG&A expenses and the cost of integrating new operating locations in the first half of 1999 that were not included in the first half of 1998.

Other income of $2.0 million in the six months of 1999 increased from $824,000 in the same period in 1998 primarily due to the investment in an unconsolidated subsidiary in May 1999 which is accounted for under the equity method.

Interest expense increased to $5.5 million in the first six months of 1999 from $5.2 million in the same period of 1998, primarily due to increased borrowings under the Company's revolving line of credit to support higher working capital as a result of increased sales and acquisitions made during the previous 12 months.

Income taxes were provided at estimated annual effective tax rates of 38.5% and 39.5% for the six month periods ended June 30, 1999 and June 30, 1998, respectively.

As a result of the foregoing factors, net income increased by $4.0 million, or 70.6% to $9.6 million, or 2.0% of net sales in the first half of 1999, as compared to $5.6 million, or 1.4% of net sales, in the first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary need for capital resources is to fund future growth and capital expenditures, as well as to finance working capital needs which have been increasing as BMHC has grown in recent years. Capital resources have primarily consisted of cash flows from operations, incurrence of debt and the sale of common stock.

OPERATIONS

In the first half of 1999, net cash used in operations was $6.6 million compared to net cash provided by operations of $9.3 million in the first half of 1998. Net working capital increased to $141.2 million at June 30, 1999 compared to $128.3 million at June 30, 1998.

Working capital typically increases in the second and third quarters of the year because of higher inventory and receivables due to higher sales during the peak building and construction season. These increases have historically resulted in negative cash flows from operations in these quarters which are subsequently offset as receivables are collected and inventories reduced following the peak building and construction season.

CAPITAL INVESTMENT AND ACQUISITIONS

Capital expenditures, exclusive of acquisitions, were $12.7 million in the first half of 1999. Capital expenditures included purchases of additional property and expansion and remodeling of existing building materials centers and value-added facilities.

In the first half of 1999, cash used for acquisitions and investments totaled $34.3 million, including the investment of a 49% equity interest in KBI and the acquisition of Western Door.

FINANCING

At June 30, 1999 the Company's existing senior credit facility provided for borrowings of up to $125 million. Borrowings under this facility bear interest at prime plus 0% to 1.25%, or LIBOR plus 1.0% to 2.25%. The agreement expires in 2000, except that after August 31, 1999, the aggregate principal amount available for borrowing will be reduced to $70 million. Borrowings under the existing senior credit facility were $98.1 million at June 30, 1999.

In addition, as of June 30, 1999, the Company had $70.4 million of fixed rate borrowings under various other debt instruments, consisting of $16.7 million principal amount of 8.10% Notes, $50.0 million principal amount of 9.18% Notes and $3.7 million principal amount of a promissory note.

The Company is planning to offer approximately $150 million principal amount of senior subordinated notes due 2009 in a private placement. BMHC intends to use the net proceeds of the offering, together with borrowings under a proposed new senior credit facility, to repay all amounts borrowed under the existing senior credit facility, two outstanding series of senior notes and the promissory note.

Upon termination of the existing senior credit facility, the Company will enter into a new senior credit facility. The new senior credit facility will provide for a five-year unsecured revolving credit facility with an aggregate principal amount of up to $125 million, which may be increased to up to $150 million, subject to certain conditions. The Company plans to use this facility for working capital and general corporate purposes, including investments in, and acquisitions of, other companies. The new senior credit facility will bear interest at a variable rate based on LIBOR.

In connection with the planned refinancing of the company's debt, BMHC would pay a premium to the holders of senior notes being paid which is based on the market interest rates at the date of payment and write-off the unamortized amount of deferred financing costs. At June 30, 1999, the premium would be approximately $6.4 million and the unamortized deferred finance costs would be approximately $800,000. The aggregate of these charges would be reflected as an extraordinary one-time charge, net of income tax of approximately $4.4 million in the period of payment (expected to be third quarter of 1999) or approximately $0.36 per share based on July 22, 1999 amounts and average shares outstanding at that date. The Company expects that these refinancings will give it increased flexibility to fund its future growth.

The Company believes that cash, funds generated from operations and funds available under its revolving credit agreement at June 30, 1999 of $26.9 million (availability of which is subject to the satisfaction of certain customary borrowing conditions), will provide sufficient funds to meet its currently anticipated requirements.

In the third quarter of 1998, the Company filed a shelf registration with the Securities and Exchange Commission to register 2,000,000 shares of common stock. The Company may issue these shares from time to time in connection with future business combinations, mergers and/or acquisitions.

DISCLOSURES OF CERTAIN MARKET RISKS

As of June 30, 1999, approximately two thirds of the Company's debt was fixed-rate. Therefore, BMHC has historically experienced only modest changes in interest expense when market interest rates change. Changes in the Company's debt could increase these risks. Previously, the Company has managed its exposure to market interest rate changes through periodic refinancing of its variable rate debt with fixed rate term debt obligations.

Commodity wood products, including lumber and panel products, accounted for approximately 44% of net sales in the first six months of 1999 and 1998.

Commodity wood products carry lower gross margins than value-added products. The volatility of commodity wood product prices may also affect margins because the Company may be unable to immediately pass through the increases to its customers. The Company does not use derivative financial instruments to hedge commodity wood products.

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

The retail system is being upgraded in a two-step process that involves hardware and operating system improvements that were originally scheduled for 1998. The first phase of the process has been successfully completed. The final phase of the upgrade process is also completed. The final software upgrade for Year 2000 compliance, as warranteed by the vendor, has been received and is fully implemented throughout the Company. The remainder of the year will be used to thoroughly test the system, with preliminary testing yielding very positive results.

The corporate financial and accounting system has been upgraded to the Year 2000 compliant version as warranteed by the vendor. This upgrade was successfully completed in December 1998, and the system is fully compliant. Extensive testing to verify the vendor's level of compliance will occur in the latter part of 1999. Preliminary testing shows no remaining Year 2000 issues to date.

It has been determined that the current millwork software will not meet the long term needs of the Company, and a decision to replace this software package has been made. However, due to the complexity of implementing a new system, it has also been decided to bring the current system to a Year 2000 compliant state. This project will be performed by the original vendor of the software. The Year 2000 compliant version of the current software is scheduled for delivery in the third quarter of 1999. Additionally, a replacement software package has been identified that is warranteed by the vendor as Year

2000 compliant. The new system has been successfully implemented in three locations. The update of the current millwork software is nearing completion, and preliminary testing has begun. In both cases, testing of the software will occur during the latter half of 1999.

The vendors for the truss production system and outsourced payroll system have advised the Company that the systems are currently Year 2000 compliant. Verification and testing of these systems for compliance is currently underway, and will be completed during the latter half of 1999. To date, no Year 2000 issues have been discovered in these systems.

Cost to Address Year 2000 Issues

Much of the cost to address Year 2000 issues was budgeted and scheduled as part of routine maintenance of the Company's systems. Since these costs were identified and planned for in the budget cycle, the financial impact on the Company is not expected to be material in any one year. However, it is anticipated that the total cost of becoming Year 2000 compliant for all systems currently in use by the Company will be approximately $1.5 million. To date approximately $850,000 has been spent in remediation of Year 2000 issues. These costs include consulting, hardware upgrades and employee time.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company held its annual stockholder meeting on May 5, 1999. A total of 12,656,109 shares of common stock were outstanding at the date of record and entitled to vote at the meeting. Of the total outstanding, 10,401,370 shares were represented at the meeting and 2,254,739 shares were not voted.

           Stockholders cast votes for the election of the following directors whose terms expire in 2000:

                                             For               Against
                                             ---               -------
           George E. McCown               10,261,316             140,054
           Robert E. Mellor               10,261,362             140,008
           Alec F. Beck                   10,259,941             141,429
           H. James Brown                 10,261,369             140,001
           Wilbur J. Fix                  10,260,730             140,640
           Robert V. Hansberger           10,260,730             140,640
           Donald S. Hendrickson          10,261,132             140,238
           Guy O. Mabry                   10,260,730             140,640
           Peter S. O'Neill               10,260,730             140,640


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits
           Exhibit 27 -     Financial Data Schedule


(b)        Reports on Form 8-K

                 On May 6, 1999, Building Materials Holding Corporation, Registrant filed a Form 8-K with the Securities and Exchange Commission dismissing its independent accountants, Arthur Andersen LLP and engaging PricewaterhouseCoopers LLP as its new independent accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BUILDING MATERIALS HOLDING CORPORATION


Date:  July 26, 1999          /s/ Robert E. Mellor
                              -------------------------------------------------
                              Robert E. Mellor
                              President, Chief Executive Officer
                              and Director (Principal Executive Officer)


Date:  July 26, 1999          /s/ Ellis C. Goebel
                              -------------------------------------------------
                              Ellis C. Goebel
                              Senior Vice President - Finance and Treasurer
                              (Principal Financial Officer)

                                INDEX TO EXHIBITS

                     BUILDING MATERIALS HOLDING CORPORATION

                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 1999



                                                                      Page
Exhibit             Description                                      Number
-------             ------------                                     ------

27                  Financial Data Schedule                           23