Form 10-Q
period 1999-09-30
BUILDING MATERIALS HOLDING CORP
filed 1999-11-10
CIK 1046356

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X      Quarterly report under Section 13 or 15(d) of the Securities Exchange
---     Act of 1934


For the quarterly period ended   SEPTEMBER 30, 1999    or

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes   X   No
    -----    -----
                 CLASS                                Shares Outstanding as
                                                      of November 1, 1999:

                 Common stock $.001 par value         12,675,021

                     BUILDING MATERIALS HOLDING CORPORATION

                                      INDEX

                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
PART I -- FINANCIAL INFORMATION

        Item 1 - Financial Statements

        Condensed Consolidated Statements of Income for the three and nine months ended
        September 30, 1999 and 1998                                                                       3


        Condensed Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998              4

        Condensed Consolidated Statements of Cash Flows for the nine months ended September 30,
        1999 and 1998                                                                                     5

        Notes to Condensed Consolidated Financial Statements                                              6

        Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
        Operations                                                                                       10

PART II - OTHER INFORMATION

        Item 1 - Legal Proceedings                                                                       20

        Item 4 - Submission of Matters to a Vote of Security Holders                                     20

        Item 6 - Exhibits and Reports on Form 8-K                                                        20

SIGNATURES                                                                                               21

INDEX TO EXHIBITS                                                                                        22

EXHIBITS                                                                                                 23


                     BUILDING MATERIALS HOLDING CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                (Dollars in Thousands, Except Per Share Amounts)

                                              Three Months Ended                         Nine Months Ended
                                        Sept. 30,            Sept. 30,            Sept. 30,            Sept. 30,
                                          1999                 1998                 1999                  1998
                                       ----------           ----------           ----------             ------
Net sales                                 $288,715             $249,757             $760,345             $659,405

Cost of sales                              218,910              188,649              572,264              499,728
                                       -----------          -----------          -----------            ---------
Gross profit                                69,805               61,108              188,081              159,677

Selling, general
  and administrative
  expense                                   54,257               47,763              153,453              132,722

Other income, net                            2,738                  220                4,745                1,044
                                       -----------          -----------          -----------            ---------

Income from operations                      18,286               13,565               39,373               27,999

Interest expense                             3,711                2,547                9,254                7,718

                                       -----------          -----------          -----------            ---------

Income before income taxes                  14,575               11,018               30,119               20,281

Income taxes                                 5,611                4,295               11,596                7,954
                                       -----------          -----------          -----------            ---------
Net income                                 $ 8,964              $ 6,723             $ 18,523             $ 12,327
                                       ===========          ===========          ===========            =========

Net income per common share:

Basic                                      $  0.71              $  0.53              $  1.46              $  0.99
                                       ===========          ===========          ===========            =========

Diluted                                    $  0.70              $  0.53              $  1.45              $  0.98
                                       ===========          ===========          ===========            =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands, Except Share Data)

                                                             (UNAUDITED)
                                                              Sept. 30,            December 31,
                                                                1999                  1998
                                                             -----------           ------------
ASSETS
Current assets
     Cash                                                          $7,266                $ 8,264
     Receivables, net                                             124,771                 92,113
     Inventories                                                   87,812                 78,746
     Other current assets                                           5,011                  4,843
                                                            -------------          -------------
         Total current assets                                     224,860                183,966

Property, plant and equipment, net                                149,830                139,585
Investment in unconsolidated subsidiary                            31,437                      0
Goodwill, net                                                      43,584                 43,903
Other                                                               4,850                  6,527
                                                            -------------          -------------
Total assets                                                     $454,561               $373,981
                                                            =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                             $54,412               $ 45,509
     Accrued compensation                                           9,712                  8,937
     Sales tax payable                                              5,187                  3,734
     Other accrued expenses                                         8,872                  9,042
                                                            -------------          -------------
         Total current liabilities                                 78,183                 67,222

Long-term debt                                                    167,433                117,805
Other long-term liabilities                                        10,103                  8,704

Stockholders' equity
  Common stock, $.001 par value, 20,000,000 shares
   authorized; 12,675,021 and 12,652,298 shares
   outstanding at Sept. 30, 1999 and December 31, 1998,
   respectively                                                        13                     13
Additional paid-in capital                                        108,325                108,256
Retained earnings                                                  90,504                 71,981
                                                            -------------          -------------
         Total stockholders' equity                               198,842                180,250
                                                            -------------          -------------
Total liabilities and stockholders' equity                       $454,561               $373,981
                                                            =============          =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                                       Nine Months Ended
                                                                                  Sept. 30,          Sept. 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                                1999               1998
                                                                                  ---------          ---------
Net income                                                                         $18,523            $12,327
Adjustments to reconcile net income to cash flows from
   operating activities:
     Depreciation and amortization                                                  10,577              9,830
     Gain on sale of assets                                                           (320)               (59)
     Equity in earnings of unconsolidated
     Subsidiary, net of amortization                                                (3,158)                 0
Changes in assets and liabilities, net of effects of
   acquisitions:
     Accounts receivable                                                           (31,541)           (15,905)
     Inventories                                                                    (8,206)            (2,890)
     Prepaid expenses and other                                                        767              2,293
     Accounts payable and accrued expenses                                          10,599             19,510
     Other long-term liabilities                                                     1,399               (206)
                                                                                 ----------         ----------
Net cash flows from operating activities                                            (1,360)            24,900
                                                                                 ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment                                         (17,296)           (14,210)
Acquisitions of businesses and investment
  in unconsolidated subsidiary                                                     (34,211)           (13,076)
Proceeds from sales of property, plant
  and equipment                                                                      2,174                615
                                                                                 ----------         ----------
Net cash flows from investing activities                                           (49,333)           (26,671)
                                                                                 ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit agreement                                     49,628              5,290
Principal payments on long-term debt                                                     0             (1,124)
Other                                                                                   67                 16
                                                                                 ----------         ----------

Net cash flows from financing activities                                            49,695              4,182
                                                                                 ----------         ----------
Net change in cash                                                                    (998)             2,411
Cash, beginning of period                                                            8,264              8,177
                                                                                 ----------         ----------
Cash, end of period                                                                 $7,266            $10,588
                                                                                 ==========         ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Building Materials Holding Corporation ("BMHC" or the "Company")on a consolidated basis, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report. In the opinion of management, all adjustments necessary to present fairly the results for the periods presented have been included. The adjustments made were of a normal, recurring nature.

Due to the seasonal nature of BMHC's business, the condensed consolidated results of operations and resulting cash flows for the periods presented are not necessarily indicative of the results that might be expected for the fiscal year.

2.    NET SALES BY PRODUCT (in thousands)

                                              Three Months Ended                               Nine Months Ended
                                    Sept. 30               Sept. 30                    Sept. 30               Sept. 30
                                      1999                  1998                        1999                    1998
                                      ----                  ----                        ----                    ----
Wood Products                 $135,837     47.0%      $110,686      44.3%       $341,839      45.0%     $290,497     44.0%
Value-added                     93,876     32.5         75,538      30.2         257,220      33.8       201,836     30.6
Building Materials              38,867     13.5         38,837      15.5         104,225      13.7       105,413     16.0
Other                           20,135      7.0         24,696      10.0          57,061       7.5        61,659      9.4
                              --------   ------       --------    ------        --------    ------      --------   ------
                              $288,715    100.0%      $249,757     100.0%       $760,345     100.0%     $659,405    100.0%
                              ========                ========                  ========                ========

3.    EARNINGS PER SHARE(in thousands, except per share amounts)

Earnings per share was determined as follows:

                                                      Three Months Ended                        Nine Months Ended
                                               -------------------------------            -----------------------------
                                               Sept. 30,             Sept. 30,            Sept. 30,            Sept. 30
COMPUTATION OF BASIC                              1999                 1998                  1999                1998
EARNINGS PER SHARE:                            ----------           ----------            ----------           --------
Net income available to common
   stockholders                                    $8,964               $6,723               $18,523              $12,327
                                                   ======               ======               =======              =======

Weighted average shares outstanding                12,673               12,643                12,684               12,464
                                                   ======               ======                ======               ======
BASIC EARNINGS PER SHARE                           $ 0.71               $ 0.53                $ 1.46               $ 0.99
                                                   ======               ======                ======               ======


COMPUTATION OF DILUTED
EARNINGS PER SHARE:
Net income available to common
   stockholders                                    $8,964               $6,723               $18,523              $12,327
                                                   ======               ======               =======              =======


Weighted average shares outstanding                12,673               12,643                12,684               12,464

Net effect of dilutive stock options
  based on the treasury stock method
  using average market price                          119                  143                   129                  146
                                                   ------               ------                ------               ------

Weighted average diluted shares
   outstanding                                     12,792               12,786                12,813               12,610
                                                   ======               ======                ======               ======

DILUTED EARNINGS PER SHARE                         $ 0.70               $ 0.53                $ 1.45               $ 0.98
                                                   ======               ======                ======               ======

4.    DEBT

Long-term debt consisted of the following (in thousands):

                                                                                September 30, 1999
                                                                                ------------------
Revolving credit agreement borrowings                                                 $ 97,066
8.10% unsecured senior notes                                                            16,667
9.18% unsecured senior notes                                                            50,000
Other                                                                                    3,700
                                                                                     ---------
Total                                                                                 $167,433
                                                                                     =========

On August 31, 1999, the Company entered into a Second Amendment to the revolving credit agreement with its bank lenders. The amendment changes agents from Wells Fargo Bank, N.A. to Bank of America, N.A., extends the scheduled commitment reduction date to November 30, 1999, and the total commitment was increased from $125 million to $145 million until the scheduled reduction date when it reverts back to $125 million. Borrowings under this facility bear interest at prime rate plus 0% to 1.25%, or LIBO rate plus 1.0% to 2.25%. The agreement expires in February 2000.

The Company is currently negotiating a new five-year term and revolving debt agreement; which will pay in full the Company's current long-term debt. Accordingly, all of the Company's debt has been classified as long-term.

5.    ACQUISITIONS AND INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

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

The Company completed three acquisitions for the nine months ended September 30, 1999, including the acquisition of Western Door, a distributor of wood and metal doors and millwork on June 7, 1999. Western Door has facilities in Missoula and Kalispell, Montana. The Company paid aggregate cash consideration of $8.5 million, which the Company financed through borrowings under its existing senior credit facility.

Proforma net sales and net income giving effect to these acquisitions as if they had occurred at the beginning of 1998 and 1999 is not presented because the effect of the acquisitions to the Company's net sales and net income is not material.

6.    SUBSEQUENT EVENT

On November 1, 1999, the Company completed the acquisition of Royal Door Company, Inc., a millwork sales, distribution and installation company. The total consideration was $13.3 million, consisting of $8.3 million in cash and a non-interest bearing note of $5.0 million. The acquisition will be accounted for using the purchase method of accounting.

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

                                           For The Three Months Ended            For The Nine Months Ended
                                            Sept. 30,       Sept. 30,             Sept. 30,     Sept. 30,
                                               1999            1998                  1999          1998
                                            ---------       ---------             ---------     ---------
Net sales                                       100.0%          100.0%                100.0%        100.0%
Gross profit                                     24.2            24.5                  24.7          24.2
Selling, general and
 administrative expense                          18.8            19.1                  20.2          20.1
Other income                                      0.9              .1                    .6            .2
Income from operations                            6.3             5.4                   5.2           4.2
Interest expense                                  1.3             1.0                   1.2           1.2
Income taxes                                      1.9             1.7                   1.5           1.2
Net income                                        3.1             2.7                   2.4           1.9

THIRD QUARTER OF 1999 COMPARED TO THE THIRD QUARTER OF 1998

Net sales for the three months ended September 30, 1999 were $288.7 million up 15.6% from the third quarter of 1998 when sales were $249.8 million. A substantial portion of this increase is the result of a $32.9 million or 13.6% increase in sales at facilities that operated for at least two months in both the third quarter of 1998 and 1999. This same-store sales increase is largely due to the shift in our focus towards value-added products, which attracts new customers and gives us the opportunity to increase our total sales per building permit. These value-added products accounted for $93.9 million, or 32.5% of net sales for the third quarter of 1999, an increase from $75.5 million, or 30.2% of net sales for the third quarter of 1998. The remaining portion of the increase in net sales is a result of an increase in the number of store locations, as a result of recent acquisitions.

Gross profit as a percentage of sales decreased to 24.2% in the third quarter of 1999 from 24.5% in the third quarter of 1998, primarily as a result of the volatility of the price of commodity wood products. This price fluctuation that affected the gross profit percentage was somewhat offset by increased higher-margin, value-added product sales.

Selling, general and administrative (SG&A) expense was $54.3 million in the third quarter of 1999 as compared to $47.8 million in the third quarter of 1998. SG&A decreased as a percentage of net sales from 19.1% in 1998 to 18.8% in 1999. The Company attributes this decrease somewhat due to greater efficiencies as existing and acquired operations are consolidated and improved over time.

Other income of $2.7 million in the third quarter of 1999 increased from $220,000 in the same period in 1998 primarily due to the investment in an unconsolidated subsidiary in May 1999 which is accounted for under the equity method of accounting.

Interest expense of $3.7 million in the third quarter of 1999 increased from $2.5 million in the same period of 1998, primarily due to increased borrowings under the Company's revolving line of credit to support higher working capital as a result of increased sales and acquisitions made during the previous 12 months.

Income taxes were provided at estimated annual effective tax rates of 38.5% and 39.0% for the quarter ended September 30, 1999 and September 30, 1998, respectively.

As a result of the foregoing factors, net income increased by $2.2 million, or 33.3% to $9.0 million, or 3.1% of net sales in the third quarter of 1999, as compared to $6.7 million, or 2.7% of net sales, in the third quarter of 1998.

FIRST NINE MONTHS OF 1999 COMPARED WITH THE FIRST NINE MONTHS OF 1998

Net sales for the nine months ended September 30, 1999 were $760.3 million up 15.3% from the first nine months of 1998 when sales were $659.4 million. A substantial portion of this increase is the result of a $71.8 million or 11.6% increase in sales at facilities that operated for at least six months in the nine-month period of 1998 and 1999. This same-store sales increase is largely due to the shift in our focus towards value-added products which attracts new customers and gives us the opportunity to increase our total sales per building permit. These value-added products accounted for $257.2 million, or 33.8% of net sales for the first nine months of 1999, an increase from $201.8 million, or 30.6% of net sales for the first nine months of 1998. The remaining portion of the increase in net sales is a result of an increase in the number of store locations, as a result of recent acquisitions.

Gross profit as a percentage of sales improved to 24.7% in the first nine months of 1999 from 24.2% in the first nine months of 1998, primarily as a result of the Company's on going efforts to improve margins through an increased focus on value-added products, such as roof and floor trusses, pre-hung doors, millwork, and pre-assembled windows.

SG&A was $153.5 million in the first nine months of 1999 as compared to $132.7 million in 1998, and was flat compared to a percentage of net sales for the prior year period. The Company continues to work on its cost structure to enhance earnings.

Other income of $4.7 million in the nine months of 1999 increased from $1.0 million in the same period in 1998 primarily due to the investment in an unconsolidated subsidiary in May 1999, which is accounted for under the equity method.

Interest expense increased to $9.3 million in the first nine months of 1999 from $7.7 million in the same period of 1998, primarily due to increased borrowings under the Company's revolving line of credit to support higher working capital as a result of increased sales and acquisitions made during the previous 12 months.

Income taxes were provided at estimated annual effective tax rates of 38.5% and 39.2% for the nine month periods ended September 30, 1999 and September 30, 1998, respectively.

As a result of the foregoing factors, net income increased by $6.2 million, or 50.3% to $18.5 million, or 2.4% of net sales in the first nine months of 1999, as compared to $12.3 million, or 1.9% of net sales, in the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary need for capital resources is to fund future growth and capital expenditures, as well as to finance working capital needs which have been increasing as BMHC has grown in recent years. Capital resources have primarily consisted of cash flows from operations and incurrence of debt.

OPERATIONS

In the first nine months of 1999, net cash used in operations was $1.3 million compared to net cash provided by operations of $24.9 million in the first nine months of 1998. The increase in cash used in operations is due to timing of the collection of receivables, purchases of inventory, and payments on payables as net working capital increased to $146.7 million at September

30, 1999 compared to $125.0 million at September 30, 1998. Cash used for operations in the nine months ended September 30, 1999, should be subsequently offset as receivables are collected and inventories reduced during the fourth quarter following the peak building and construction season.

CAPITAL INVESTMENT AND ACQUISITIONS

Capital expenditures, exclusive of acquisitions, were $17.3 million in the first nine months of 1999. Capital expenditures included purchases of additional property and expansion and remodeling of existing building materials centers and value-added facilities.

In the first nine months of 1999, cash used for acquisitions and investments totaled $51.5 million, including the investment of a 49% equity interest in KBI and the acquisition of Western Door.

FINANCING

The Company is in the process of negotiating a new agreement with Bank of America, N.A., as agent, and other banks for a term loan of $100 million and a revolver facility of $125 million. This debt will be secured by the Company's assets and will carry a five-year term. It is anticipated to be completed by the end of 1999.

The Company will use a portion of the new facility to prepay $70.4 million of fixed rate borrowings, consisting of $16.7 million principal amount of 8.10% Notes, $50.0 million principal amount of 9.18% Notes and $3.7 million principal amount of acquisition debt, as well as its current revolver balance.

On August 31, 1999, the Company entered into a Second Amendment to the revolving credit agreement with its bank lenders. The amendment changes the agent from Wells Fargo Bank, N.A. to Bank of America, N.A., extends the scheduled commitment reduction date to November 30, 1999, and increases the total commitment from $125 million to $145 million until the scheduled reduction date when it reverts back to $125 million.

In connection with the planned refinancing of the Company's existing debt, BMHC would pay a premium to the holders of senior notes being prepaid, which is based on the market interest rates at the date of payment, and write-off the unamortized amount of associated deferred financing costs. At September 30, 1999, the premium would have approximated $5.8 million and the unamortized deferred financing costs were approximately $700,000. The aggregate of these charges would be reflected as an extraordinary one-time charge, of approximately $4.0 million, net of income tax, or approximately $0.31 per share based on September 30, 1999 amounts and average shares outstanding at that date. The Company expects that the planned refinancing will give it increased flexibility to fund its future growth. These changes will be recognized at the time the refinancing is completed and the notes prepaid.

In the third quarter, the Company continued with its efforts to consummate an offering of approximately $100 to $150 million principal amount of senior subordinated notes due 2009 and deferred approximately $500,000 in related costs. However, due to current market conditions for high-yield debt the Company has chosen to temporarily suspend the offering until market conditions become more favorable. If the offering has not re-commenced by December 31, 1999, the Company would be required to expense its deferred charges associated with the offering. The new credit facility is designed to accommodate senior subordinated debt securities by permitting retirement of the term portion with no make whole fee.

The Company believes that cash, funds generated from operations and funds available under its revolving credit agreement will provide sufficient funds to meet its currently anticipated requirements.

In the third quarter of 1998, the Company filed a shelf registration with the Securities and Exchange Commission to register 2,000,000 shares of common stock. The Company may issue these shares from time to time in connection with future business combinations, mergers and/or acquisitions.

DISCLOSURES OF CERTAIN MARKET RISKS

As of September 30, 1999, approximately 40% of the Company's debt was fixed-rate. However, BMHC has historically experienced only modest changes in interest expense when market interest rates change. Changes in the Company's debt could increase these risks. Previously, the Company has managed its exposure to market interest rate changes through periodic refinancing of its variable rate debt with fixed rate term debt obligations.

Commodity wood products, including lumber and panel products, accounted for approximately 45% of net sales in the first nine months of 1999 and 44% for the same period in 1998. Commodity wood products carry lower gross margins than value-added products. The volatility of commodity wood product prices may also affect margins because the Company may be unable to immediately pass through the increases to its customers. The Company does not use derivative financial instruments to hedge commodity wood products.

YEAR 2000 SYSTEM ISSUE

As is the case with most other companies, the Year 2000 computer problem creates risks for BMHC. However, the Company believes that the risks of the Year 2000 computer problem are not as severe for the building materials industry as compared to other more technology dependent industries, because the building materials industry, in general, and the Company and its professional contractor customers, in particular, are not as heavily dependent upon computerized systems. Except for millwork and truss operations, the Company is primarily a provider of building materials to its customers and is dependent upon rail and truck transportation for timely receipt and delivery of inventory. The Company could be affected if its transportation suppliers are materially and adversely affected by Year 2000 related issues.

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

The retail system was upgraded in a two-step process that involved hardware and operating system improvements that were originally scheduled and budgeted for in 1998. The process has been successfully completed. The final software upgrade for Year 2000 compliance, as warranted by the vendor, has been fully implemented throughout the Company, and has been fully tested with satisfactory results. This system has been deemed Year 2000 ready.

The corporate financial and accounting system has been upgraded to the Year 2000 compliant version as warranted by the vendor. This upgrade was successfully completed in December 1998, and the system is fully compliant. Testing has verified the vendor's level of compliance, and shows no remaining Year 2000 issues with this system.

It has been determined that the current millwork software will not meet the long term needs of the Company, and a decision to replace this software package has been made. However, due to the complexity of implementing a new system, it has also been decided to bring the current system to a Year 2000 compliant state. This project was performed by the original vendor of the software. The Year 2000 compliant version of the current software is undergoing final testing. The go-live date for the Year 2000 compliant version of the millwork software is late November 1999. At that time, this system is expected to be fully compliant. Additionally, a replacement software package has been identified that is warranted by the vendor as Year 2000 compliant. The new system has been successfully implemented in three locations.

The vendors for the truss production system and outsourced payroll system have advised the Company that the systems are currently Year 2000 compliant. Verification and testing of these systems for compliance continues, and to date, no Year 2000 issues have been discovered in these systems.

Cost to Address Year 2000 Issues

Much of the cost to address Year 2000 issues was budgeted and scheduled as part of routine maintenance of the Company's systems. Since these costs were identified and planned for in the budget cycle, the financial impact on the Company is not expected to be material in any one year. However, it is anticipated that the total cost of becoming Year 2000 compliant for all systems currently in use by the Company will be approximately $1.5 million. To date approximately $920,000 has been spent in remediation of Year 2000 issues. These costs include consulting, hardware upgrades and employee time.

Risks of Year 2000 Issues for BMHC

Even in a most likely worst case scenario for BMHC, the risks due to failure to accomplish Year 2000 remediations are not expected to have a material adverse effect on the results of operations or financial condition of the Company. Each of the Company's operating locations currently has procedures in place to deal with the failure of the retail system. In this instance, the increased amount of hand processing of accounting and inventory tracking would result in higher overtime and payroll expense. However, it is not anticipated that there will be a material impact on the ability of the Company to deliver products to customers. In order to reduce the risks of delays in transportation of inventory either to the Company or its customers, the Company is monitoring Year 2000 compliance by its transportation suppliers and will consider a build-up of certain inventories in the fourth quarter of 1999, if appropriate. The Company does not expect that the cost of a short-term increase in its inventory levels to reduce Year 2000 risks will be material to the Company's financial condition or operating results.

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

Summary

BMHC is in the process of correcting the Year 2000 issues that it believes could have a material impact on the Company. It is anticipated that all systems will be capable of functioning in a normal fashion upon the change of the millennium. It is not anticipated that BMHC will suffer any loss of revenue due to Year 2000 issues. The Company has requested from all of its significant vendors a statement regarding their preparations for the Year 2000 date change. Each of the responses has been tracked, and vendors that have not responded will soon receive a final notice. Vendors not responding to the request may be replaced with other vendors if necessary. Since the Year 2000 issue was anticipated in the budget cycle over the last two years, no material impact is expected on the results of operations or cash flows in any period or on the overall financial condition of the Company. Also, no projects were canceled or delayed as a result of Year 2000 efforts.

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

                              BUILDING MATERIALS HOLDING CORPORATION

Date:  November 9, 1999       /s/ Robert E. Mellor
                              -------------------------------------------------
                              Robert E. Mellor
                              President, Chief Executive Officer
                              and Director (Principal Executive Officer)

Date:  November 9, 1999       /s/ Ellis C. Goebel
                              -------------------------------------------------
                              Ellis C. Goebel
                              Senior Vice President - Finance
                              and Treasurer
                              (Principal Financial Officer)

                                INDEX TO EXHIBITS

                     BUILDING MATERIALS HOLDING CORPORATION

                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 1999


                                                                                Page
Exhibit             Description                                                Number
-------             -----------                                                ------
10-30               Amendment No.2 to Third Amended And
                    Restated Credit Agreement dated as of
                    August 31, 1999 between BMC West Corporation
                    And Bank of America, N.A.

27                  Financial Data Schedule