Form 10-K
period 1999-12-31
BUILDING MATERIALS HOLDING CORP
filed 2000-03-30
CIK 1046356

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the fiscal year period ended December 31, 1999 or

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

                                 Yes __X__    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____X_____

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the close of business on March 20, 2000 was $68,249,141,.*

* Excludes 5,010,642 shares of Common Stock held by directors, officers, and holders of more than 5% of the Company's shares outstanding at March 20, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                                                   Shares Outstanding
                      Class                        as of March 20, 2000
                      -----                        --------------------
                      Common Stock
                      $.001 par value                   12,700,686


                       Documents Incorporated by reference
                       -----------------------------------

Listed hereunder are the documents any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:
1. The registrant's annual report for the fiscal year ended December 31, 1999, portions of which are incorporated by reference into Parts II and IV of this Form 10-K, and
2. The registrant's definitive proxy statement dated April 1, 2000, for use in connection with the annual meeting of shareholders to be held on May 4, 2000, portions of which are incorporated by reference into Part III of this Form 10-K.

                     BUILDING MATERIALS HOLDING CORPORATION
                                TABLE OF CONTENTS

                                     PART I

Item                                                                        Page
----                                                                        ----
1.       Business                                                             1

2.       Properties                                                          12

3.       Legal Proceedings                                                   14

4.       Submission of Matters to a Vote of Security Holders                 14


                                     PART II

5.       Market for Registrant's Common Stock and Related
         Stockholder Matters                                                 15

6.       Selected Financial Data                                             16

7.       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 17

8.       Financial Statements and Supplementary Data                         17

9.       Changes in and Disagreements With Accountants
         on Accounting and Financial Disclosure                              18


                                    PART III

10.      Directors and Executive Officers of the Registrant                  19

11.      Executive Compensation                                              19

12.      Security Ownership of Certain Beneficial Owners and
         Management                                                          19

13.      Certain Relationships and Related Transactions                      19


                                     PART IV

14.      Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K                                                 28

                                     PART I.

ITEM 1.   BUSINESS

INTRODUCTION

Statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in the Annual Report on Form 10-K.

BUSINESS

Building Materials Holding Corporation ("BMHC") is a holding company engaged, through its wholly owned subsidiaries, BMC West Corporation ("BMC West") and BMHC Framing, Inc. ("Framing") in the distribution of building materials and services, selling primarily to professional contractors and builders as well as to project-oriented consumers (including professional repair and remodel contractors hired by them). BMHC was formed to centralize, at the holding company, responsibilities for acquisitions, financial and administrative functions - including strategic, financial and capital planning, corporate governance and investor relations activities. In addition, the holding company structure is intended to focus operational management on day-to-day activities, to give local management more focused responsibility and enhance the opportunity to recommend the introduction of new products or services appropriate for a given market.

BMC West is a leading provider of building materials products and services, selling primarily to professional contractors and builders through 53 centers in California, Colorado, Idaho, Montana, Nevada, Oregon, Texas, Utah, Washington and Wyoming. Framing holds a 49% equity interest in Knipp Brothers Industries, LLC and KBI Distribution LLC, (collectively "KBI") a framing contractor and a distribution operation, respectively, in the Phoenix and Tucson, Arizona and Las Vegas, Nevada markets. In recent years we have increased our sales of higher margin value-added products. As a result, our gross margins have increased each year since 1992. We fabricate roof and floor trusses, purchase and pre-assemble doors and millwork and select and distribute pre-assembled windows, each of which we customize to, or select based on, customer specifications. Through our interest in KBI we participate in the framing market and with our recent acquisition of Royal Door we participate in the manufacture and installation of pre-hung doors and millwork in multi-family and light commercial projects. Our offering of value-added products and services both augments our ability to supply contractors with a full range of their building materials needs and reduces our sensitivity to commodity wood product prices.

BMC West targets primarily professional contractors and builders engaged in residential construction and, to a lesser extent, light commercial and industrial construction. We focus on developing and maintaining strong relationships with regional and local contractors, developers, builders, architects and engineers. Professional contractors and builders generally are high-volume, repeat customers who require on-time job site delivery, volume purchasing, trade credit and other specialized services typically not offered by large home center retailers. We, therefore, do not compete directly against do-it-yourself retailers, such as Home Depot and Lowe's, who do not offer the broad range of services that we provide, and who generally sell in smaller quantities and are focused on the retail consumer. We also target the repair and remodel market which consists of consumers and contractors involved in major home improvement projects.

Our 53 centers offer products and services that are designed to meet the needs of professional contractors and builders. In addition, each of our centers tailors its product and service mix to meet the demands of its local market. Our products include the following:
- lumber and panel          - pre-assembled windows   - engineered wood products
  products
- pre-hung doors and        - roofing materials       - paint
  millwork
- roof and floor trusses    - cabinets                - hardware
  and wall panels

We believe that our focus on service is a key factor that distinguishes us from many of our competitors. We have developed a variety of specialty services in order to help our customers build high quality and cost effective projects. We employ highly experienced, service-oriented sales people who advise contractors at their job sites and offices or at our centers. As a result of our enhanced product knowledge and training, our sales people are often sought out by our customers for design and product recommendations, instruction and job site assistance. Our high quality service, together with our contractor-focused product offerings, have allowed our sales staff of approximately 700 employees to develop long-term relationships with local professional contractors and builders and to generate a large volume of repeat and referral business.

Our specialty services cater to professional contractors and builders and typically are not offered at large home center retailers. These services include:

     o advice regarding project designs and materials specifications, such as the use of pre-engineered wood products to reduce total building costs;
     o accurate estimates of materials costs on which contractors can base bids;
     o    just-in-time delivery of complete home framing packages to job sites;
     o    provision of trade credit to pre-approved contractors;
     o    referral of customers to pre-qualified contractors;
     o monitoring and evaluating innovations in product design in order to provide customers with information and instruction;
     o use of design and engineering software to ensure our products will fit precisely into a constructed building; and
     o    installation of windows, doors and insulation in some local markets.

INDUSTRY OVERVIEW

Building materials distributors generally concentrate on serving either professional contractors and builders or price-oriented retail consumers. Contractor-oriented building materials distributors, like us, tend to focus on contractors and project-oriented consumers and they compete principally on the basis of:

     o    service
     o    product quality and availability

     o    on-time delivery
     o    credit availability
     o    price

Home center retailers, on the other hand, target the mass consumer market, in which competition is based principally on price, merchandising, location and cooperative advertising. Typically, contractor-oriented distributors offer a greater range of services and a range of high quality building products more specifically targeted towards professional building contractors than home center retailers. Customer loyalty is a key attribute of the contractor-oriented building materials industry because professional contractors and builders typically use the same building materials suppliers for most of their projects.

The contractor-oriented building materials distribution industry is characterized by a large number of privately owned, small, regional distribution companies and single-site enterprises. These businesses are typically family run, relationship-based operations. Many of these businesses do not possess sophisticated working capital management and control systems and generally lack the purchasing expertise of a large entity, such as BMHC.

The building materials distribution industry is linked to the economic cycles and seasonality associated with the home building industry. Construction expenditures are largely a function of new residential, commercial and industrial building demand and repair and remodeling projects undertaken. Residential construction is closely linked to new job formation, household formation, interest rates, housing affordability, availability of mortgage financing, regional demographics and consumer confidence. Commercial construction is significantly affected by vacancy and absorption rates, interest rates, long-term regional economic outlooks and the availability of financing. Industrial construction expenditures are linked to the industrial economic outlook, corporate profitability, interest rates and capacity utilization. In difficult economic environments, repair and remodeling expenditures generally represent a greater percentage of housing construction expenditures as new housing starts decline. BMHC centers target participants in all of these sectors, although economic conditions frequently dictate which sector they may emphasize at a given time.

GEOGRAPHIC MARKETS

We believe that we are well positioned in some of the most attractive markets for building materials in the United States. Population and migration trends in the Western markets served by us, as well as the relative strength of many of the local economies we serve, have resulted in the growth of residential housing in these markets.

OPERATING STRATEGY

We seek to maximize our sales per building permit by offering our customers a full range of products they need to complete a project. A significant portion of our sales to contractors and builders consists of complete home framing packages, which typically include framing lumber, trim packages, pre-hung doors and millwork, roof and floor trusses, pre-assembled windows and other products required to construct or improve a home. We will continue to explore new products and services that we can add to our home framing packages and to promote our existing products to additional customers. We believe we can thereby leverage our existing customer base by increasing the number of products we sell to them for each project.

Our strategic plan is to continue to increase sales of value-added products as a percentage of total sales and reduce sales of commodity wood products as a percentage of total sales. Our company-fabricated or pre-assembled value-added products are currently available in approximately 87% of our centers. We plan to continue to expand the availability of our company-fabricated or pre-assembled products to every supply center in which market demand justifies the expansion. We also continually evaluate the introduction of new value-added products, as exemplified by our addition of building framing to our value-added product offering through our equity interest in KBI. Local managers have introduced such specialty services as window, door, wall panel and insulation installation to meet local customers' needs. The installation of our products by our employees tends to allow professional contractors or builders to reduce their on-site labor costs. We will continue to expand these and other specialty services where appropriate.

We grant our local managers substantial autonomy and responsibility to best address customer needs in their markets. A distributor's reputation is often determined at the local level, where product availability and knowledgeable customer service are critical. Our local managers are responsible for optimizing business activities in their markets, including managing local sales personnel, configuring and maintaining local inventory levels, identifying potential customers for targeted marketing efforts and developing local service and product options. Our compensation system for location management has significant incentive features based on local earnings and efficient working capital management at the local level. We seek to expand our sales by capitalizing on our reputation for quality and dependability with our existing customers, who view us as the provider of choice in their respective markets, to attract new customers and to increase our sales to existing customers.

Our total quality management program defines quality as providing the best products and services at the right place at the right time. The program provides an environment to encourage employees to identify cost reduction and margin improvement opportunities, empowers employees to make significant contributions and work together as a team, and measures our performance and follow-through on improvement efforts. Quality teams at our facilities seek to make specific, measurable improvements in our critical processes, including order processing, inventory control, delivery and customer assistance. These teams include employees from all functional areas and backgrounds. We support this program through training and the sharing of ideas among locations.

We focus on improving efficiency and productivity at all facilities with special attention and support to certain of the centers that we believe are under-performing. We seek to anticipate changes in each local market by adjusting the inventory product mix and services for the professional contractors, builders and project-oriented consumers and the contractors hired by them. Such adjustments may have some minor impact on margins as we adjust inventories. We are also exploring alternatives for under-performing centers including consolidation and liquidation of real property. We also are focusing on building new facilities within markets where we have a presence.

ACQUISITION STRATEGY

We use a disciplined approach towards acquiring leading contractor suppliers and fabrication centers in both existing and new markets. We look for acquisitions that will complement our existing markets, provide geographic diversification, possibly outside of our current focus on the western U.S., or enhance our value-added product capabilities. The acquisitions must also posses an established customer base of professional contractors and builders and a quality management team. We evaluate potential acquisitions based on their ability to meet our prescribed return criteria and to provide operating efficiencies by leveraging our existing infrastructure. We have found that our positive reputation in our industry often leads business owners to approach us directly when they are ready to sell. We intend to continue to pursue our consolidation strategy and believe that the highly fragmented nature of the building materials industry will provide us with a number of attractive acquisition opportunities.

While we evaluate each potential acquisition candidate on its individual merits, our primary objective has been to acquire profitable centers that meet certain general criteria. The typical targeted acquisition candidate is located on a 5 to 10 acre site that includes 8,000 to 15,000 square feet of indoor showroom and contractor sales space and 20,000 to 50,000 square feet of covered storage area, with reasonable access to the local road system and proximity to regional areas of construction demand. Additional factors include the reputation of the center among local contractors and the quality of the center's management and sales organization.

Typically, after the acquisition of a center, the Company enhances the center's sales and service capabilities and may expand its product offerings, including value-added products, in order to increase sales. We also seek to implement our accounting and management systems into each newly acquired center. These systems assist in the effective management of inventories and accounts receivable and in efforts to improve customer service. We have implemented centralized purchasing to reduce costs.

In 1999, we completed three acquisitions, plus our investment in KBI. The acquisitions involved six facilities located in California, Colorado, Montana, Nevada and Texas. The following chart sets forth the number of centers acquired and consolidated during each of the last two fiscal years.

                                         Year Ended        Year Ended
                                        Dec. 31, 1999     Dec. 31, 1998

Beginning number of centers                  58                55
Acquisitions                                  4                 9
Consolidations and Closures                  (9)               (6)
                                            ---               ---
   Ending balance                            53                58
                                            ===               ===

We plan to continue to acquire complementary businesses. Although, we continue to engage in discussions with potential acquisition candidates, we may not be able to continue to identify and complete successful acquisitions in the future.

PRODUCTS

Our principal products mix varies by location and includes lumber, panel products, engineered wood products, roofing materials, pre-hung doors and millwork, roof and floor trusses, pre-assembled windows, cabinets, hardware, paint and tools. In addition to distributing such products, we conduct value-added activities, which include fabricating pre-hung doors, roof and floor trusses, pre-assembled windows and pre-cutting lumber to meet customer specifications.

The following table sets forth information regarding the percentage of net sales represented by the specified categories of products sold at our centers during each of the last two fiscal years. While we believe that the percentages included in the table generally indicate the mix of our sales by category of product, the specific percentages are affected year-to-year by changes in the prices of commodity wood products, as well as changes in unit volumes sold.

CATEGORY OF PRODUCT                                           1999      1998
                                                              ----      ----
Wood products (lumber and panel products)                      44%       44%
Value-added (pre-hung doors and millwork,
 roof and floor trusses, windows & moldings)                   35        31
Building materials (roofing, siding, engineered
 wood products,  insulation and steel products)                14        16
Other (paint, hardware, tools, electrical and plumbing)         7         9
                                                              ----       ----
                                                              100%       100%
                                                              ====       ====

We fabricate roof and floor trusses and pre-hung door units and pre-assembled window units for the residential and light commercial building markets. Door units are purchased and pre-assembled to contractor specifications using a variety of moldings. The door, truss and window product lines are particularly attractive since they generally bring higher margins, have less price volatility, and are not offered by many centers or home center retailers. We believe that our ability to provide pre-hung doors, millwork, roof and floor trusses and pre-assembled windows in a number of locations is a competitive advantage when soliciting business from contractors. Inventories of door units, roof and floor trusses and pre-assembled windows are usually built-to-order.

Our customers generally order products, including pre-hung doors, millwork, roof and floor trusses, and pre-assembled windows on an as-needed basis. Therefore, virtually all product shipments in a given fiscal quarter result from orders received in that quarter. Consequently, order backlog represents only a very small percentage of the product sales anticipated in a given fiscal quarter and is not indicative of actual sales for any future fiscal period.

As a provider of building materials and products, we regularly monitor innovations in product design to meet our customers' needs. We test markets for products that substitute for dimensional lumber and have for a number of years distributed alternative products such as engineered wood products and steel studs, and have provided our builder customers information and instruction on the use of such products.

SALES AND MARKETING

Each of our 53 centers tailors their product and service mix to the local market and operate as a separate profit center. We reach our professional contractor customers mainly through field sales representatives, advertisements in trade journals and local promotional events.

PROFESSIONAL CONTRACTOR AND BUILDER MARKET

The professional contractor and builder market is comprised of three major customer groups: two groups are new housing contractors and builders, and commercial and industrial contractors. In 1999, sales to these professional contractors and builders accounted for approximately 82% of net sales (this total includes 76% to new residential contractors and 6% to commercial and industrial contractors). A significant amount of this business consisted of sales of complete house packages, including framing lumber, panel products, pre-hung doors and trim packages, roof and floor trusses, pre-assembled windows and other products required to construct or improve a home.

We provide a wide range of customer services to contractors to meet their needs for trade credit, delivery and expert assistance. While pricing is an important purchasing criterion for these customers, we believe that other factors such as coordinated, on-time deliveries, quality and availability of products, relationships with salespeople, credit availability and technical support are equally important. We believe that our skills in these areas are important competitive advantages.

Our principal channel for reaching the professional contractor and builder market is a sales force of approximately 360 field sales representatives supported by approximately 350 inside salespeople. Field sales representatives actively solicit business and work with the inside salespeople and managers to develop bids for contractor projects. We provide sales training for all sales representatives, and sales management training for all sales managers and center managers. Sales representatives are compensated through a combination of salary and commission based on individual sales volume and gross margin.

Our center managers ensure that building materials are delivered according to contractor specifications and schedules. Technical personnel involved in purchasing, dispatching, invoicing and credit, support both field sales force and center managers to enhance customer satisfaction.

REPAIR AND REMODEL MARKET

The third major customer group is the repair and remodel market which consists generally of project-oriented consumers (including professional repair and remodel contractors hired by them). In 1999, sales to these customers accounted for approximately 17% of net sales. Our sales to this market generally carry higher margins than sales to the professional contractor market. The volume of sales to this market varies depending on location. We actively pursue repair and remodel business in smaller markets.

CREDIT

Overall credit policy for sales to contractors is established by corporate management, but each center has responsibility for overseeing local accounts. The individual center managers and their staff are trained to have a thorough understanding of state lien laws, which provide security for accounts receivable. Our credit policies, together with daily monitoring of customer balances, have resulted in average bad debt expense of approximately 0.16% of net sales during the last five years, with no single year exceeding 0.21%. We believe that our bad debt expense levels are among the lowest in the industry. Approximately 92% of our sales in 1999 were made to customers to whom we had extended credit for such sales.

MANAGEMENT INFORMATION SYSTEMS

Our financial information, operational data and other related statistical information are processed and maintained at BMC West's headquarters on a network of server computers and work stations. Our financial reporting and relational database system was designed and customized for us by Oracle Corporation. The flexible nature of our installed network allows for the accumulation, processing and distribution of information using industry standard computing resources and programs. The point-of-sale information systems we use operate on computers located at each center, and are connected to the computers at headquarters via a high-speed frame relay network. These on-line systems provide real-time pricing, inventory availability and margin analysis. This allows each center's sales staff to offer a high level of customer service, while giving management the ability to access and use timely information to monitor operations. We believe that these systems also have enabled us to enhance profit margins, improve inventory turnover through identification and elimination of low-turnover items, accelerate analysis of sales trends, and better monitor accounts receivable, employee productivity, customer credit limits and lien protections.

PURCHASING

We purchase merchandise from a large number of manufacturers and suppliers. In 1999, our largest supplier accounted for approximately 8% of our total purchases. We do not believe that the loss of any single supplier would have a material adverse effect on our financial position, results of operations, or cash flows.

We purchase some of our inventory on a centralized basis in order to capitalize on economies of scale, although a limited amount of purchasing and all ordering is controlled at individual centers in order to respond to local needs. Ordering is controlled at the location level in order to maintain local product needs and inventory turns. Although we seek to time purchases to take advantage of price movements, we do not speculate in the commodity wood products market.

Approximately 44% of our 1999 sales were attributable to commodity wood products. Prices of commodity wood products are subject to significant volatility and directly affect sales. We have established purchasing and pricing procedures to reduce exposure to inventory write-downs. Our commodity buyers monitor inventory and sales levels in each location on a regular basis. With this supply and demand information, buyers generally can avoid overstocking commodity wood products. As a result, we turn our commodity product inventory approximately 10 to 12 times per year. Such rapid inventory turnover limits our potential exposure to inventory loss from commodity price fluctuations. In addition, our real-time computer network allows the locations to adjust sales prices as purchase prices of commodity products change.

In July 1996, we entered into a merchandise supply agreement with TruServe for hardline products, which include builders hardware, tools, paint and sub-floor adhesives. Under the agreement, we terminated existing affiliations with other distributors.

COMPETITION

We operate in a highly competitive environment. Due to the nature of the industry, the competitive environment varies by location and by market.

Within the professional contractor and builder market, we compete primarily with privately owned, single-site enterprises and local and regional building materials chains. Professional contractors and builders generally select building materials centers on the basis of availability of knowledgeable personnel, on-time delivery, reliable inventory levels, availability of credit and competitive pricing. We compete favorably on each of these bases. Our relatively large size also permits us to attract experienced and professional sales and service personnel and provides us the resources to offer Company-wide product and service training programs. By working closely with our contractor customers and utilizing our real-time management information system, our centers maintain appropriate inventory levels and are well positioned to deliver completed orders on time to individual job sites.

Within the repair and remodel market, we compete primarily with local lumberyards and hardware stores and, in certain of its markets, with larger home center chains such as Home Depot and Lowe's. We believe we meet the needs of project-oriented consumers and repair and remodel contractors more effectively than such competitors by (i) providing primarily higher quality products within each category, (ii) offering consumers and contractors access to our knowledgeable staff and (iii) developing contractor referral programs to address the requirements of consumers on larger projects.

EMPLOYEES

Our success is highly dependent on the quality of our personnel at all levels. We are facing increased competition in attracting and retaining qualified employees. As a result, we maintain well rounded and competitive compensation and fringe benefit programs to attract, motivate and retain top performing individuals. In addition, we provide extensive product knowledge, customer service, supervisory and managerial training programs to assure employee and customer satisfaction.

At December 31, 1999, we employed approximately 4,200 persons, of which approximately 290 were represented by unions. We have not experienced any strikes or other work interruptions and have maintained generally favorable relations with our employees. The following table shows the approximate breakdown by job function of our employees:

             Officers, corporate and unit management, and
               corporate and unit administrative                           13%
             Delivery (Truck Drivers, Load Builders, Yard)                 34%
             Manufacturing (Truss, Door and Window)                        30%
             Field sales force (Outside/Inside Sales)                      17%
             Retail operations (Cashiers/Receiving/Sales Support)           6%


Executive Officers as of December 31, 1999
------------------------------------------

                                                                                                Date First
                                                                                                Elected as
Name                                   Age          Position or Office                          An Officer
----                                   ---          ------------------                          ----------
George E. McCown                       64           Chairman of the Board of                      1987
                                                    Directors

Robert E. Mellor                       56           President, Chief Executive                    1997
                                                    Officer and Director

Robert L. Becci                        59           Vice President and Controller                 1990

Richard F. Blackwood                   62           Senior Vice President                         1987
                                                    President, Intermountain Division

Ellis C. Goebel                        58           Senior Vice President- Finance                1987
                                                    and Treasurer

Steven H. Pearson                      52           Vice President - Human                        1987
                                                    Resources

William E. Smith                       48           President, South Central Division             1997


Paul S. Street                         51           Senior Vice President, General                1999
                                                    Counsel & Corporate Secretary

Stanley M. Wilson                      55           President, Pacific Division                   1997

Mr. McCown is Chairman of the Board of Directors of the Company and has been a director since 1987. He was co-founder and has been a Managing General Partner of the MDC Management Companies, the general partner of the McCown De Leeuw & Co., since 1984, and was instrumental in financing and executing the leveraged buy-out of BMC West Corporation in 1987. Mr. McCown currently serves as the Vice-Chairman of the Board of Directors of Vans, Inc. and as a director of the following publicly held companies: FiberMark, Inc. and Aurora Foods Inc. Mr. McCown also serves as a director of several privately held companies.

Mr. Mellor serves as the President and Chief Executive Officer of BMHC. Mr. Mellor was previously Of Counsel with the law firm of Gibson, Dunn & Crutcher LLP from 1990 through February 15, 1997. Mr. Mellor also serves as a director of Coeur d' Alene Mines Corporation and The Ryland Group, Inc.

Mr. Becci has served as the Company's Controller since its inception in 1987 and was elected Vice President in 1990.

Mr. Blackwood is currently Senior Vice President and has served as Vice President of Operations of the Company since 1987.

Mr. Goebel is Senior Vice President-Finance & Treasurer of Building Materials Holding Corporation in August 1997. He served as Vice President and Treasurer of the Company since its inception in November 1987.

Mr. Pearson has served as Vice President-Human Resources of the Company since its inception in November 1987.

Mr. Smith has served as President of the SouthCentral Division since November 1997. Before joining BMC West, he held the position of President and Chief Operating Officer of Lone Star Plywood & Door Corp., which was purchased by the Company in November 1997.

Mr. Street joined the Company in January 1999 as Senior Vice President, General Counsel, & Corporate Secretary. He previously served as outside General Counsel & Secretary to the Company while employed by Moffatt, Thomas, Barrett, Rock & Fields.

Mr. Wilson has served as President of the Pacific Division since November 1997. He was previously district manager of the West Coast district from April 1993 to 1998.

ITEM 2.    PROPERTIES

BMHC is a holding company engaged, through its wholly owned subsidiaries, BMC West and Framing in the distribution of building materials and services. BMHC's headquarters is in San Francisco, California and BMC West's headquarters is in Boise, Idaho. In addition to administrative buildings, we have four primary types of centers: building materials supply centers, pre-hung door facilities, truss facilities, and pre-assembled window distribution facilities. We believe that our locations are well maintained and generally are adequate for our needs for the foreseeable future. All of our material assets, including land and centers, are owned or leased by the Company.

State and                           Date             Owned             Leased
City                                Acquired         Acreage           Acreage
----                                --------         -------           -------

CALIFORNIA - 3

         Atwater*                     1990              --               2.4
         Fresno                       1989            13.0                --
         Merced                       1987             2.9               1.0
         Modesto                      1989            14.0                --
         San Francisco
             Headquarters             1997              --                --

COLORADO -10

         Aspen                        1987             4.6                --
         Boulder                      1990            10.0                --
         Colorado Springs             1994             3.3                --
         Denver Door                  1990              --               1.6
         Denver                       1994             8.7                --
         Evergreen                    1990             3.7                --
         Fort Collins                 1990            12.0                .5
         Fort Lupton*                 1994            10.4                --
         Grand Junction               1994             3.5                .5
         Glenwood Springs*            1990             2.0                --
         Greeley                      1994            11.1                --
         Pueblo                       1994            10.7                --
         Steamboat Springs            1987             1.4               2.8

IDAHO - 5

         Boise                        1987            15.8                --
         Boise (office)               1988              --                --
         Emmett*                      1987             2.6                --
         Idaho Falls                  1987            10.8               1.0

State and                           Date             Owned             Leased
City                                Acquired         Acreage           Acreage
----                                --------         -------           -------

IDAHO

         Lewiston                     1990             3.7                --
         Meridian*                    1987              --               3.8
         Pocatello                    1987             4.6                --
         Rexburg                      1987             1.9                --


MONTANA - 7

         Great Falls                  1993             9.2                --
         Helena                       1998             4.1                --
         Helena Truss                 1998             3.6                --
         Kalispell                    1998             5.4                --
         Kalispell Door               1999             1.3                --
         Missoula                     1998            15.1                --
         Missoula Door                1999             4.5                --

NEVADA - 2

         Carson Valley                1998            10.3                --
         Gardnerville*                1992             4.4                --
          Sparks                      1997              --              10.1

OREGON - 3

         Beaverton                    1987             5.6                --
         Salem                        1998             6.1                --
         Wilsonville                  1997              --               3.1

TEXAS - 12

         Abilene                      1995            16.1                --
         Austin                       1998              --               4.3
         Austin                       1995            18.3               3.9
         Coppell                      1997             9.4                --
         Dallas                       1999              --               1.0
         El Paso                      1991             7.0                --
         Houston                      1997             7.1                --
         Houston                      1998              --               2.5
         Hurst                        1994             5.3               2.3
         Killeen                      1994             3.6               0.3
         New Braunfels                1995            23.6               5.2
         San Antonio                  1998              --               4.2

State and                           Date             Owned             Leased
City                                Acquired         Acreage           Acreage
----                                --------         -------           -------

UTAH - 3

         Ogden*                       1987             0.5               1.2
         Orem                         1987             9.5               6.8
         Salt Lake                    1990            16.8                --
         Tooele*                      1987             1.5               0.7
         West Haven                   1996             6.0                --

WASHINGTON - 7

         Bothell                      1997              --               2.8
         Everett                      1994            29.3                --
         Issaquah                     1994            21.4                --
         Kent                         1994             4.5                --
         Spokane                      1990             9.2                --
         Tacoma                       1987             8.9                --
         Vancouver                    1994              --               5.4

WYOMING - 1

         Jackson                      1996               --              1.0

*These locations are satellites of existing locations.
The number of centers located in each state is listed next to their respective state.
BMHC and BMC are tradenames. Other brand names or trademarks appearing in this Form 10-K are the property of their respective holders.

ITEM  3.   LEGAL PROCEEDINGS

We are involved in litigation and other legal matters arising in the normal course of business. In the opinion of management, our recovery or liability, if any, under any of these matters will not have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders for a vote during the fourth quarter of the fiscal year.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Common Stock of BMHC is traded on the Nasdaq National Market under the symbol "BMHC". The following table sets forth the range of high and low closing sales prices on the Nasdaq National Market for the Common Stock for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                   Common Stock Prices:
Fiscal 1999                                      High            Low
-----------                                      ----            ---

Quarter ended March 31, 1999                     $12.625         $ 9.375
Quarter ended June 30, 1999                       12.750           9.750
Quarter ended September 30, 1999                  13.313          10.000
Quarter ended December 31, 1999                   11.750           7.500


Fiscal 1998                                      High            Low
-----------                                      ----            ---

Quarter ended March 31, 1998                     $13.625         $10.625
Quarter ended June 30, 1998                       14.875          11.500
Quarter ended September 30, 1998                  14.438          10.500
Quarter ended December 31, 1998                   13.063           9.313



We have not paid any dividends on our Common Stock and the Board of Directors presently intends to continue this policy in order to retain earnings for use in the business. The amount of dividend payments is restricted by our loan agreements. At March 20, 2000, our Common Stock was held by approximately 4,855 shareholders of record or through nominee or street name accounts with brokers (170 registered holders). The last sales price for our Common Stock, as reported by Nasdaq on March 20, 2000, was $8.875.

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of BMHC for the years indicated. It is derived from our audited consolidated financial statements, and should be read in conjunction with the disclosures in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and the consolidated financial statements and notes thereto presented on pages 9 through 23 of our 1999 Annual Report. (amounts in thousands, except share data).

                                         1999            1998           1997           1996              1995
                                         ----            ----           ----           ----              ----
Net sales                           $  1,007,108    $    877,280   $    728,065   $    718,024    $    630,201

Gross profit                             251,971         214,158        168,410        158,616         138,173

Income from operations                    45,662          35,123         24,357         28,422          23,421

Equity in earnings of
  unconsolidated companies                 4,978              --             --             --              --

Income before extraordinary item          23,035          15,149          9,493         10,991           7,765

Extraordinary item, net of tax            (3,352)             --             --           (342)             --

Net income                          $     19,683    $     15,149   $      9,493   $     10,649    $      7,765

Income per diluted common
  share before extraordinary item   $       1.80    $       1.20   $       0.78   $       1.00    $       0.79

Net income per common share:
     Basic                          $       1.55    $       1.21   $       0.80   $       0.99    $       0.81

     Diluted                        $       1.54    $       1.20   $       0.78   $       0.97    $       0.79


BALANCE SHEET DATA:

At Year End                              1999            1998           1997           1996              1995
                                         ----            ----           ----           ----              ----

Working capital                     $    139,283    $    116,744   $    118,612   $    110,467    $    100,196
Total assets                             450,119         373,981        340,373        288,369         264,970
Long-term debt, net of current
 maturities and redeemable
 preferred stock                         170,547         117,805        113,410         90,203         123,080
Shareholders' equity                     200,110         180,250        160,951        145,088          95,927

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is presented under the caption "Financial Review" in BMHC's 1999 Annual Report to Shareholders ("Annual Report"). The information under this caption is incorporated herein by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BMHC's consolidated financial statements and related notes, together with the report of the independent public accountants, are presented on pages 13 through 24 of our 1999 Annual Report to Shareholders and are incorporated herein by this reference.

Report of Independent Public Accountants


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Building Materials Holding Corporation:

We have audited the accompanying consolidated balance sheet of Building Materials Holding Corporation (a Delaware corporation) and subsidiary as of December 31, 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Building Materials Holding Corporation and subsidiary as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                     /s/ ARTHUR ANDERSEN LLP
                                                     -----------------------
                                                         ARTHUR ANDERSEN LLP

Boise, Idaho
January 25, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)(1)    Previous independent accountants
          (i) On May 6, 1999 Building Materials Holding Corporation, Registrant, advised Arthur Andersen LLP, as its independent accountants, that they would be dismissed, effective May 14, 1999.
          (ii) The reports of Arthur Andersen LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.
          (iii) The Registrant's Audit Committee and Board of Directors participated in and approved the decision to change independent accountants.
          (iv) In connection with its audits for the two most recent fiscal years and through May 14, 1999, there have been no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused them to make reference thereto in their report on the financial statements for such years.
          (v) During the two most recent fiscal years and through May 14, 1999, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

(a)(2)    New independent accountants
          (i) The Registrant engaged PricewaterhouseCoopers LLP as its new independent accountants as of May 14, 1999. During the two most recent fiscal years and through May 14, 1999, the Registrant has not consulted with PricewaterhouseCoopers LLP regarding either
               (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and either a written report was provided to the Registrant or oral advice was provided that PricewaterhouseCoopers LLP concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

(a)(3) The Registrant has requested that Arthur Andersen LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated May 13, 1999, was filed as Exhibit 16 to this Form 8-K on May 13, 1999 and is incorporated herein by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT DIRECTORS

The nominees for directors of the Company are presented on pages 5 through 6 of the Company's definitive Proxy Statement ("Proxy Statement"). This information is incorporated herein by this reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item concerning compensation of the Company's executive officers for the year ended December 31, 1999, is presented under the captions entitled "Executive Compensation and Other Information" of the Proxy Statement. This information is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item concerning the security ownership of certain beneficial owners, directors and executive officers, as of December 31, 1999, is set forth under the caption "Security Ownership of Certain Beneficial Owners" of the Proxy Statement and is incorporated herein by this reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this annual report on Form 10-K:

          1. Financial Statements: incorporated herein by this reference from pages 13 through 24 of the Annual Report to Shareholders.

          - Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997.
          - Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998.
          - Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.
          - Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.
          -      Notes to Consolidated Financial Statements.
          -      Report of Independent Accountants.

                                                                           Page
                                                                           ----
          2.     Financial Statement Schedules:
                 Reports of Independent Public Accountants...............   21
                 I. Valuation and Qualifying Accounts for the years ended
                    December 31, 1999, 1998 and 1997...................     25

Schedules other than those listed are omitted because they are not applicable or because the required information is shown in the financial statements or notes.

          3.     Exhibits:

                 A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by this reference.

(b)              Reports on Form 8-K

                 No Form 8-Ks were filed during the fourth quarter of the fiscal year.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of Building Materials Holding Corporation

Our audits of the consolidated financial statements referred to in our report dated February 17, 2000 appearing in the 1999 Annual Report to Shareholders of Building Materials Holding Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule for the year ended December 31, 1999 listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule for the year ended December 31, 1999 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------
    PricewaterhouseCoopers LLP


San Francisco, California
  February 17, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Building Materials Holding Corporation as of December 31, 1998 and the two years then ended included in Building Materials Holding Corporation's annual report to shareholders incorporated by reference in the Form 10-K for the period ended December 31, 1999, and have issued our report thereon dated January 25, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Part IV,
Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                         /s/ ARTHUR ANDERSEN LLP
                                                         -----------------------
                                                             ARTHUR ANDERSEN LLP

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


Dated: March 23, 2000

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

(i) Principal Executive Officer:                       (iv) Directors:

/s/ Robert E. Mellor                                   /s/ George E. McCown
-------------------------                              -------------------------
Robert E. Mellor                                       George E. McCown
President, Chief Executive                             Chairman of the Board
Officer and Director                                   of Directors
March 23, 2000                                         March 23, 2000

(ii) Principal Financial Officer:                      /s/ Robert E. Mellor
                                                       -------------------------
                                                       Robert E. Mellor
                                                       March 23, 2000

/s/ Ellis C. Goebel                                    /s/ Alec F. Beck
-------------------------                              -------------------------
Ellis C. Goebel                                        Alec F. Beck
Senior Vice President - Finance and Treasurer          March 23, 2000
March 23, 2000

                                                       /s/ H. James Brown
                                                       -------------------------
(iii) Principal Accounting Officer:                    H. James Brown
                                                       March 23, 2000

/s/ Robert L. Becci                                    /s/ Wilbur J. Fix
-------------------------                              -------------------------
Robert L. Becci                                        Wilbur J. Fix
Vice President and Controller                          March 23, 2000
March 23, 2000

                                                       /s/ Robert V. Hansberger
                                                       -------------------------
                                                       Robert V. Hansberger
                                                       March 23, 2000

                                                       /s/ Donald S. Hendrickson
                                                       -------------------------
                                                       Donald S. Hendrickson
                                                       March 23, 2000

                                                       /s/ Guy O. Mabry
                                                       -------------------------
                                                       Guy O. Mabry
                                                       March 23, 2000

                                                       /s/ Peter S. O'Neill
                                                       -------------------------
                                                       Peter S. O'Neill
                                                       March 23, 2000

                     BUILDING MATERIALS HOLDING CORPORATION

                 SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

                             (AMOUNTS IN THOUSANDS)

                                                         Additions         Additions
                                     Balance at         charged to        charged to
                                      beginning          costs and             other                         Balance at
Description                             of year           expenses          Accounts       Deductions       end of year
-----------                          ----------         ----------        ----------       ----------       -----------
DEDUCTED FROM ASSET ACCOUNTS:
ALLOWANCE FOR DOUBTFUL ACCOUNTS
-------------------------------

Year Ended
 December 31, 1999                     $2,062             $1,811            $  -           $1,616(1)           $2,257
Year Ended
 December 31, 1998                      1,617              2,279            $  -            1,834(1)            2,062
Year Ended
 December 31, 1997                      1,231              1,657            $  -            1,271(1)            1,617



(1)      Represents write-offs of uncollectible receivables, net of recoveries.

                     BUILDING MATERIALS HOLDING CORPORATION

                                INDEX TO EXHIBITS
                          Filed with the Annual Report
                              on Form 10-K for the
                          Year Ended December 31, 1999


Exhibit          Exhibit
Footnote         Number         Description                                                                           Page
--------         -------        -----------                                                                           ----
(g)               3.5           Amended Certificate of Incorporation, filed with the office of the Secretary of State of the State of Delaware on
                                September 23, 1997.

(g)               3.6.1         Amended and Restated By-laws of the Registrant.

(c)               4.2           Form of Note.

(g)               4.4           Agreement and Plan of Merger, dated September 23, 1997 by
                                and among the Registrant, BMC West Corporation and
                                BMC West Merger Corporation.

(g)               4.7           Rights Agreement, dated September 19, 1997, by and
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
                                Company and its officers and directors.

(e)               10.13*        Supplemental Retirement Plan dated January 1, 1993.

(f)               10.19*        Amended and Restated 1992 Non-Qualified Stock
                                Plan.

(f)               10.20*        Amended and Restated 1993 Employee Stock Option
                                Plan.

(f)               10.21*        Amended and Restated 1993 Non-Employee Director
                                Stock Option Plan.

(g)               10.22         Agreement and Plan of Merger, dated September 23, 1997 by


Exhibit          Exhibit
Footnote         Number         Description                                                                           Page
--------         -------        -----------                                                                           ----
                                and among the Registrant, BMC West Corporation and
                                BMC West Merger Corporation.

(j)               10.27         Rights Agreement dated as of September 19, 1997 as amended as of November 5, 1998 by and between Building Materials
                                Holding Corporation and American Stock Transfer and Trust
                                Company.

                  10.31**       Securities Purchase Agreement dated as of March 23, 1999,
                                Between Knipp Brothers, Inc., Lawrence W. Knipp and
                                BMHC and BMHC Framing, Inc.                                                           ____

                  10.32**       Amended and Restated Limited Liability Company
                                Agreement of Knipp Brothers Industries, LLC
                                Dated May 1, 1999.                                                                    ____

                  10.33         Put Agreement dated April 30, 1999 between Knipp
                                Brothers, Inc., an Arizona Corporation, BMHC Framing, Inc.,
                                A Delaware Corporation, Building Materials Holding
                                Corporation, a Delaware Corporation and Knipp Brothers
                                Industries, LLC, a Delaware limited liability company.                                ____

                  10.34         Asset Purchase Agreement dated as of October 13, 1999, between
                                BMCW, LLC and Rowland Manufacturing Corporation dba
                                Royal Door Company, Inc.                                                             _____

                  10.35         Promissory Note between BMCW, LLC Rowland
                                Manufacturing Corporation dba Royal Door Company, Inc.                               _____

                  10.36         Credit Agreement among Bank of America, N.A., as Agent,                              _____
                                the Company, and Ten Other Financial Institutions Party Hereto
                                dated November 30, 1999.

                  10.37         Amended and Restated Severance Plan for Certain
                                Key Executive Officers, Senior Management and Key
                                Employees of the Company and its subsidiaries as
                                Adopted by the Board of Directors of the Company
                                on February 17, 2000.                                                                _____

                  11.1          Statement regarding computation of earnings per share.                               _____

                  13.1          Building Materials Holding Corporation's 1999 Annual Report.
                                Such report, except to the extent incorporated
                                herein by reference, is being furnished for the
                                information of the Securities and Exchange
                                Commission only and is not to be deemed
                                filed as part of this Annual Report on Form 10-K.                                    _____


Exhibit          Exhibit
Footnote         Number         Description                                                                           Page
--------         -------        -----------                                                                           ----
(l)               16.1          Letter of response to SEC from Arthur Andersen LLP
                                dated May 13, 1999.

                  23.1          Consent of PricewaterhouseCoopers LLP.  Reference is
                                made to page 26.

23.2 Consent of Arthur Andersen LLP. Reference is made to page 27.

                  24.1          Power of Attorney.  Reference is made
                                to page 22.

                  27.1          Financial Data Schedule Fiscal year end 1999.                                        _____


                  -------------------------------

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

(i) Filed as an Exhibit to Company's Form 10-Q for the quarter ended September 30, 1998, filed with the Commission on November 13, 1998, and incorporated herein by reference.

(j) Filed as an Exhibit to Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission on March 30, 1999, and incorporated herein by reference.

(k) Filed as an Exhibit to Company's Form 10-Q for the quarter ended March 31, 1999, filed with the Commission on May 12, 1999, and incorporated herein by reference.

(l) Filed as an Exhibit to BMHC's Report on Form 8-K, filed with the Commission on May 6, 1999 and incorporated herein by reference.


 *  Component of executive compensation.

** Portions of this exhibit have been redacted and are subject to a request for confidential treatment.