Form 10-Q
period 2000-03-31
BUILDING MATERIALS HOLDING CORP
filed 2000-05-12
CIK 1046356

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


_X_ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


FOR THE QUARTERLY PERIOD ENDED   MARCH 31, 2000    or
                               -------------------

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




                     Building Materials Holding Corporation
       One Market Plaza, Steuart Tower, Ste 2650, San Francisco, CA 94105
                    Telephone: (208)331-4382 or (415)227-1650



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes _X_ No ___


            CLASS                                        Shares Outstanding as
            -----
                                                         of May 8, 2000:

            Common stock $.001 par value                 12,734,754

                     BUILDING MATERIALS HOLDING CORPORATION

                                      INDEX
                                      -----

                                                                           Page
                                                                          NUMBER
PART I -- FINANCIAL INFORMATION

           Item 1 - Financial Statements

           Condensed Consolidated Statements of Income for
           the three months ended March 31, 2000 and 1999                      3

           Condensed Consolidated Balance Sheets as of March 31, 2000
           and December 31, 1999                                               4

           Condensed Consolidated Statements of Cash Flows for
           the three months ended March 31, 2000 and 1999                      5

           Notes to Condensed Consolidated Financial Statements                6

           Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                       8


PART II - OTHER INFORMATION

           Item 1 - Legal Proceedings                                         11

           Item 4 - Submission of Matters to a Vote of Security Holders       12

           Item 6 - Exhibits and Reports on Form 8-K                          12

SIGNATURES                                                                    13

INDEX TO EXHIBITS                                                             14


EXHIBITS                                                                      15

                     BUILDING MATERIALS HOLDING CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (amounts in thousands, except per share data)


                                                           Three Months Ended
                                                        March 31,      March 31,
                                                          2000           1999
                                                        --------       --------

Net sales                                               $233,467       $215,625

Cost of sales                                            173,466        161,514
                                                        --------       --------
Gross profit                                              60,001         54,111

Selling, general and                                      52,905         47,954
  administrative expense

Other income                                               2,565            487
                                                        --------       --------
Income from operations                                     9,661          6,644

Equity in earnings of unconsolidated
 companies, net of amortization                            1,976             --

Interest expense                                           4,373          2,544
                                                        --------       --------
Income before income taxes                                 7,264          4,100

Income taxes                                               2,797          1,579
                                                        --------       --------

Net Income                                              $  4,467       $  2,521
                                                        ========       ========

Net income per common share:
  Basic:                                                   $0.35          $0.20
                                                           =====          =====

  Diluted:                                                 $0.35          $0.20
                                                           =====          =====

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)

                                                       (UNAUDITED)
                                                         March 31,  December 31,
                                                           2000         1999
                                                         --------     --------
ASSETS
Current assets
     Cash                                                $  8,391     $  7,452
     Receivables, net                                     114,524      110,123
     Inventories                                           90,814       80,679
     Prepaid expenses and other current assets              5,867       10,433
                                                         --------     --------
         Total current assets                             219,596      208,687

Property, plant and equipment, net                        165,640      153,598
Equity investments in unconsolidated companies             32,738       30,762
Goodwill, net                                              47,143       47,477
Deferred loan costs                                         4,611        4,873
Other                                                       6,199        4,722
                                                         --------     --------
Total assets                                             $475,927     $450,119
                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt                     $  3,200     $  3,200
   Accounts payable and accrued expenses                   69,314       66,204
                                                         --------     --------
      Total current liabilities                            72,514       69,404

Long-term debt, net of current portion                    187,636      170,547
Other long-term liabilities                                11,175       10,058

Stockholders' equity
   Common stock, $.001 par value, 20,000,000
   shares authorized; 12,700,686 and
   12,679,686 shares outstanding, respectively
                                                               13           13
Additional paid-in capital                                108,458      108,433
Retained earnings                                          96,131       91,664
                                                         --------     --------
      Total stockholders' equity                          204,602      200,110
                                                         --------     --------
Total liabilities and stockholders' equity               $475,927     $450,119
                                                         ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (amounts in thousands)
                                                          Three Months Ended
                                                         March 31,   March 31,
                                                           2000        1999
                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $  4,467    $  2,521
Adjustments to reconcile net income to cash
 used by operating activities:
   Depreciation and amortization                            3,998       3,515
   Net gain on sale of assets                              (2,056)       (102)
   Equity in earnings of unconsolidated
    companies, net of amortization                         (1,976)         --
Changes in assets and liabilities, net of
 effects of acquisitions and location sales
   Receivables, net                                        (4,160)     (9,710)
   Inventories                                            (10,040)     (4,074)
   Prepaid expenses                                         4,566         179
   Accounts payable and accrued expenses                    2,379       5,626
   Other assets and long-term liabilities                     309         368
                                                         --------    --------
Net cash used by operating activities                      (2,513)     (1,677)
                                                         ========    ========

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                       (18,610)     (5,206)
Acquisitions, net of cash acquired                           (479)       (304)
Proceeds from disposition of property and equipment         5,478         212
Other, net                                                   (750)         --
                                                         --------    --------
Net cash used in investing activities                     (14,361)     (5,298)
                                                         ========    ========

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of other notes payable                      --      (5,023)
Net borrowings under revolving credit agreement            17,089      15,480
Increase(decrease) in book overdrafts                         705      (3,359)
Increase in other assets                                       19          16
                                                         --------    --------
Net cash provided by financing activities                  17,813       7,114
                                                         ========    ========

Net change in cash                                            939         139
Cash, beginning of period                                   7,452       8,264
                                                         --------    --------
Cash, end of period                                      $  8,391    $  8,403
                                                         ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Building Materials Holding Corporation (the "Company") on a consolidated basis, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is recommended that these condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the 1999 Annual Report. In the opinion of management, all adjustments necessary to present fairly the results for the periods presented have been included. The adjustments made were of a normal, recurring nature.

Due to the seasonal nature of our business, the condensed consolidated results of operations and resulting cash flows for the periods presented are not necessarily indicative of the results that might be expected for the fiscal year.


2.   NET SALES BY PRODUCT (in thousands)

                                              Three Months Ended
                                    March 31                       March 31
                                      2000                           1999
                                ----------------               -----------------

Wood Products                   $ 98,562    42.2%              $ 90,731    42.1%
Value-added                       94,274    40.4                 78,113    36.2
Building Materials                26,196    11.2                 29,185    13.5
Other                             14,435     6.2                 17,596     8.2
                                --------   -----               --------   -----
                                $233,467   100.0%              $215,625   100.0%
                                ========                       ========

3.   NET INCOME PER COMMON SHARE (in thousands)

Net income per common share was determined as follows:

                                                             Three Months Ended
                                                            March 31,  March 31,
                                                              2000        1999
                                                             -------    -------

Net income available to common shareholders                  $ 4,467    $ 2,521
                                                             =======    =======

Weighted average shares outstanding used to determine
   basic net income per common share                          12,689     12,655

Net effect of dilutive stock options                             104        125
                                                             -------    -------

Weighted average shares used to determine diluted net
   income per common share                                    12,793     12,780
                                                             =======    =======


4.   DEBT

Debt consisted of the following (in thousands):

                                                                      MARCH 31,
                                                                        2000
                                                                      ---------
Term note                                                             $ 100,000
Revolving credit facility                                                87,296
Non-interest bearing term note, net of related
  discount of $1,460                                                      3,540
                                                                      ---------
                                                                        190,836
Less current portion                                                     (3,200)
                                                                      ---------
                                                                      $ 187,636
                                                                      =========

5.   SUBSEQUENT EVENT

On May 8, 2000, we completed the acquisition of four warehouse distribution centers along with several sales offices doing business as Marvin Windows Planning Center from Frontier Wholesale Company. The headquarters of this acquisition is based in Dallas, Texas. We paid cash consideration of $5.2 million, which was financed through borrowings under the existing revolving credit facility.

                     BUILDING MATERIALS HOLDING CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CAUTION
-------

     Certain statements made in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors are discussed in detail in Building Materials Holding Corporation's Form 10-K for the fiscal year ended December 31, 1999. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in the Annual Report on Form 10-K or this Form 10-Q except as required by law.

The following table sets forth for the periods indicated the percentage relationship to net sales of certain costs, expenses and income items. The table and subsequent discussion should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere herein and in the Annual Report on Form 10-K for the year ended December 31, 1999.

                                                      For The Three Months Ended
                                                       March 31,       March 31,
                                                         2000            1999
                                                        ------          ------
Net sales                                                100.0%          100.0%
Gross profit                                              25.7            25.1
Selling, general and
 administrative expense                                   22.7            22.2
Income from operations                                     4.1             3.1
Equity in earnings of
 unconsolidated companies                                  0.8              --
Interest expense                                           1.9             1.2
Income taxes                                               1.2             0.7
Net income                                                 1.9             1.2

          FIRST QUARTER OF 2000 COMPARED TO THE FIRST QUARTER OF 1999
          -----------------------------------------------------------

Net sales for the three months ended March 31, 2000 were $233.5 million, up 8.3% from first quarter 1999 net sales of $215.6 million. This increase is primarily due to the result of a $16.8 million, or 8.2% increase in sales at facilities that operated for at least two months in both the first quarter of 1999 and 2000. Same-store sales showed improvement over all of our 10-state market area with double-digit growth noted in Montana, Texas and Utah. Net sales in the first quarter of 2000 were also favorably impacted by recent acquisitions and denovo expansion offset by certain location sales/closures. Value-added products accounted for $94.3 million, or 40.4% of net sales for the first quarter of 2000, an increase from $78.1 million, or 36.2% of net sales for the first quarter of 1999.

Gross profit as a percentage of sales increased to 25.7% in the first quarter of 2000 from 25.1% in the first quarter of 1999, primarily as a result of improved margins on the sale of products to new residential contractors and increased sales of value-added products including roof and floor trusses, wall panels, pre-hung doors and millwork.

Selling, general and administrative (SG&A) expense was $52.9 million in the first quarter of 2000 as compared to $48.0 million in the first quarter of 1999. SG&A expense increased as a percentage of net sales from 22.2% in 1999 to 22.7% in 2000. This increase can be attributed to higher costs associated with value-added products as well as the cost of integrating acquired operations and start up costs of denovo expansion.

Other income increased primarily from the gain on the sale of real estate in Beaverton, Oregon for approximately $2.2 million.

Equity in earnings of unconsolidated companies was $2.0 million, net of amortization of goodwill, after the completion of an investment of a 49% interest in Knipp Brothers Industries, LLC, a framing company, and KBI Distribution, LLC, a lumber yard, in the second quarter of 1999.

Interest expense of $4.4 million in the first quarter of 2000 increased from $2.5 million in the same period of 1999, primarily due to an increase in interest rates and average debt outstanding to fund operations and expansion.

Income taxes were provided at estimated annual effective tax rates of 38.5% for the quarters ended March 31, 2000 and March 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Our primary need for capital resources is to fund future growth and capital expenditures, as well as to finance working capital needs which have been increasing as we have grown in recent years. Capital resources have primarily consisted of cash flows from operations and debt issuance.

OPERATIONS

In the first three months of 2000, net cash used in operations was $2.5 million compared to $1.7 million in the first three months of 1999. The increase in cash used in operations is due to timing of the collection of receivables, purchases of inventory, and payments on payables as net working capital increased to $147.1 million at March 31, 2000 compared to $128.4 million at March 31, 1999.

CAPITAL INVESTMENT AND ACQUISITIONS

Capital expenditures, exclusive of acquisitions, were $18.6 million in the first three months of 2000. Capital expenditures included purchases of additional property and expansion and remodeling of existing building materials centers and value-added facilities. Proceeds from the disposition of property and equipment were $5.5 million.

On February 28, 2000, we completed the acquisition of Alberta Sales, a millwork facility that was consolidated into our existing Carson Valley location. We paid cash consideration of $479,000, which was financed through borrowings under the existing revolving credit facility.

FINANCING

Net cash provided by financing activities was $17.8 million in the first quarter of 2000 compared to $7.1 million in the same period in 1999. The Company utilized its available borrowing capacity to finance its growth during the quarter.

The Company's borrowing capacity under its new revolving credit facility is currently $125 million. Borrowings under the agreement bear interest at prime plus 0.50% to 1.50%, or Offshore Rate plus 2.00% to 3.00%. The agreement expires in 2004.

In the third quarter of 1998, a shelf registration was filed with the Securities and Exchange Commission to register 2,000,000 shares of common stock. We may issue these shares from time to time in connection with future business combinations, mergers and/or acquisitions.

Based on the Company's ability to generate cash flow from operations, its borrowing capacity under the revolver and its access to equity markets, the Company believes it will have sufficient capital to meet its anticipated needs.

DISCLOSURES OF CERTAIN MARKET RISKS

We experience changes in interest expense when market interest rates change or changes are made to our debt structure. Previously we have managed our exposure to market interest rate changes through periodic refinancing of our variable rate debt with fixed rate term debt obligations. Based on debt outstanding at March 31, 2000, a 25 basis point increase in interest rates would result in approximately $477,000 of additional annual interest costs.

Commodity wood products, including lumber and panel products, currently account for approximately 42% of net sales. Prices of commodity wood products, which are subject to significant volatility, could directly affect net sales. We do not utilize any derivative financial instruments.

PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          We are involved in litigation and other legal matters arising in the normal course of business. In the opinion of management, our recovery or liability, if any, under any of these matters will not have a material effect on our financial position, liquidity or results of operations.

ITEM 4.   Submission of Matters to a Vote of Security Holders
          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits
          Exhibit 27 - Financial Data Schedule

(b)       Reports on Form 8-K
                None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BUILDING MATERIALS HOLDING CORPORATION


Date:  May 8, 2000              /s/ Robert E. Mellor
                                ------------------------------------------------
                                Robert E. Mellor
                                President, Chief Executive Officer
                                and Director (Principal Executive Officer)


Date:  May 8, 2000              /s/ Ellis C. Goebel
                                ------------------------------------------------
                                Ellis C. Goebel
                                Senior Vice President - Finance
                                and Treasurer
                                (Principal Financial Officer)

                                INDEX TO EXHIBITS

                     BUILDING MATERIALS HOLDING CORPORATION

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2000



                                                                           Page
EXHIBIT      DESCRIPTION                                                  NUMBER
-------      -----------                                                  ------


27           Financial Data Schedule