Form 10-Q
period 2000-06-30
BUILDING MATERIALS HOLDING CORP
filed 2000-08-14
CIK 1046356

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   June 30, 2000   or
                               ----------------

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

Yes _X_ No _____


     Class                                      Shares Outstanding as
     -----                                      of August 4, 2000:

     Common stock $.001 par value               12,755,330

                     BUILDING MATERIALS HOLDING CORPORATION

                                      INDEX

                                                                           Page
                                                                          Number

PART I -- FINANCIAL INFORMATION

          Item 1 - Financial Statements

          Condensed Consolidated Statements of Income for the three
          and six months ended June 30, 2000 and 1999                        3

          Condensed Consolidated Balance Sheets as of June 30, 2000
          and December 31, 1999                                              4

          Condensed Consolidated Statements of Cash Flows for the six
          months ended June 30, 2000 and 1999                                5

          Notes to Condensed Consolidated Financial Statements               6

          Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                9

PART II -- OTHER INFORMATION

          Item 1 - Legal Proceedings                                        14

          Item 4 - Submission of Matters to a Vote of Security Holders      15

          Item 6 - Exhibits and Reports on Form 8-K                         15

SIGNATURES                                                                  16

INDEX TO EXHIBITS                                                           17


EXHIBITS                                                                    18

                     BUILDING MATERIALS HOLDING CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (amounts in thousands, except per share data)

                                  Three Months Ended         Six Months Ended
                                 June 30,     June 30,     June 30,     June 30,
                                   2000         1999         2000         1999
                                 --------     --------     --------     --------

Net sales                        $271,404     $256,005     $504,871     $471,630

Cost of sales                     201,322      191,840      374,788      353,354
                                 --------     --------     --------     --------
Gross profit                       70,082       64,165      130,083      118,276

Selling, general
  and administrative
  expense                          57,101       51,241      110,006       99,195
Other income, net                     598          487        3,163          974
                                 --------     --------     --------     --------
Income from operations             13,579       13,411       23,240       20,055

Equity in earnings of
   unconsolidated companies,
   net of amortization              2,276        1,033        4,252        1,033

Interest expense                    4,420        2,999        8,793        5,543
                                 --------     --------     --------     --------
Income before income taxes         11,435       11,445       18,699       15,545

Income taxes                        4,402        4,406        7,199        5,985
                                 --------     --------     --------     --------
Net income                       $  7,033     $  7,039     $ 11,500     $  9,560
                                 ========     ========     ========     ========

Net income per common share:

Basic                            $   0.55     $   0.56     $   0.90     $   0.75
                                 ========     ========     ========     ========

Diluted                          $   0.55     $   0.55     $   0.90     $   0.75
                                 ========     ========     ========     ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (amounts in thousands, except share data)

                                                      (UNAUDITED)
                                                        June 30,    December 31,
                                                          2000          1999
                                                        --------      --------
ASSETS

Current assets

  Cash                                                  $  6,384      $  7,452
  Receivables, net                                       129,490       110,123
  Inventories                                             87,922        80,679
  Prepaid expenses and other assets                        4,336        10,433
                                                        --------      --------
     Total current assets                                228,132       208,687

Property, plant and equipment, net                       166,554       153,598
Equity investments in unconsolidated companies            33,815        30,762
Goodwill, net                                             49,477        47,477
Deferred loan costs                                        4,442         4,873
Other                                                      6,411         4,722
                                                        --------      --------
Total assets                                            $488,831      $450,119
                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

   Current portion of long-term debt                    $  9,033      $  3,200
   Accounts payable and accrued expenses                  74,784        66,204
                                                        --------      --------
      Total current liabilities                           83,817        69,404

Long-term debt                                           181,607       170,547
Deferred income taxes                                      6,024         5,124
Other long-term liabilities                                5,677         4,934

Stockholders' equity

   Common stock, $.001 par value, 20,000,000
      shares authorized; 12,750,330 and
      12,679,686 shares outstanding at June 30,
      2000 and December 31, 1999, respectively                13            13
Additional paid-in capital                               108,529       108,433
Retained earnings                                        103,164        91,664
                                                        --------      --------
      Total stockholders' equity                         211,706       200,110
                                                        --------      --------
Total liabilities and stockholders' equity              $488,831      $450,119
                                                        ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (amounts in thousands)
                                                            Six Months Ended
                                                         June 30,      June 30,
                                                           2000          1999
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $ 11,500      $  9,560
Adjustments to reconcile net income to cash
  flows from operating activities:
     Depreciation and amortization                          7,997         7,027
     Net gain on sale of property, plant and
        equipment                                          (2,260)         (171)
     Equity in earnings of unconsolidated
        companies, net of amortization                     (4,252)       (1,033)
     Distributions received from unconsolidated
        companies                                           1,176            --
Changes in assets and liabilities, net of
   effects of acquisitions
        Receivables                                       (17,380)      (24,458)
        Inventories                                        (6,879)      (12,927)
        Prepaid expenses                                    6,114           (91)
        Accounts payable and accrued expenses               9,682        19,803
        Other long-term liabilities                           743           766
        Other, net                                             58           945
                                                         --------      --------
Net cash flows from operating activities                    6,499          (579)
                                                         --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment                (23,468)      (12,654)
Acquisitions, net of cash acquired                         (5,905)       (8,531)
Equity investment in unconsolidated companies                  --       (25,800)
Proceeds from dispositions of property,
   plant and equipment                                      7,036           942
Other, net                                                   (723)           --
                                                         --------      --------
Net cash flows from investing activities                  (23,060)      (46,043)
                                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under term note                                  11,100            --
Net borrowings under revolving
   credit agreement                                         5,793        55,715
Decrease in book overdrafts                                (1,358)       (6,046)
Principal payments of other notes payable                      --        (5,023)
Other, net                                                    (42)           45
                                                         --------      --------
Net cash flows from financing activities                   15,493        44,691
                                                         --------      --------
Net change in cash                                         (1,068)       (1,931)
Cash, beginning of period                                   7,452         8,264
                                                         --------      --------
Cash, end of period                                      $  6,384      $  6,333
                                                         ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Building Materials Holding Corporation ("BMHC" or the "Company")on a consolidated basis, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP")have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 1999 Annual Report. In the opinion of management, all adjustments necessary to present fairly the results for the periods presented have been included. The adjustments made were of a normal, recurring nature.

Due to the seasonal nature of BMHC's business, the condensed consolidated results of operations and resulting cash flows for the periods presented are not necessarily indicative of the results that might be expected for the fiscal year.

2.   NET SALES BY PRODUCT (in thousands)

                                          Three Months Ended                                   Six Months Ended
                                   June 30                   June 30                   June 30                  June 30
                                    2000                      1999                      2000                     1999
                                  --------                  --------                  --------                  --------
Wood Products                     $121,120       44.6%      $115,270       45.0%      $219,682       43.5%      $206,001       43.7%
Value-added                        103,412       38.1         86,408       33.8        197,686       39.2        164,521       34.9
Building Materials                  33,301       12.3         34,996       13.7         59,497       11.8         64,181       13.6
Other                               13,571        5.0         19,331        7.6         28,006        5.5         36,927        7.8
                                  --------                  --------                  --------                  --------
                                  $271,404                  $256,005                  $504,871                  $471,630
                                  ========                  ========                  ========                  ========

To provide a more meaningful comparison with the three and six month period ended June 30, 2000 certain reclassifications have been made between the product groupings reported in prior periods.

3.   NET INCOME PER COMMON SHARE (in thousands)

Net income per common share was determined as follows:

                                      Three Months Ended      Six Months Ended
                                     June 30,    June 30,    June 30,    June 30
COMPUTATION OF BASIC                   2000        1999        2000        1999
                                     -------     -------     -------     -------
EARNINGS PER SHARE:

Net income available to
  common shareholders                $ 7,033     $ 7,039     $11,500     $ 9,560
                                     =======     =======     =======     =======

Weighted average shares
  outstanding used to
  determine basic net
  income per common share
                                      12,729      12,665      12,709      12,663

Net effect of dilutive
  stock options
                                          79         122          92         129
                                     -------     -------     -------     -------

Weighted average shares
  used to determine diluted
  net income per common share
                                      12,808      12,787      12,801      12,792
                                     =======     =======     =======     =======


4.  DEBT (in thousands)

On June 26, 2000, the Company executed the First Amendment to the senior credit facility which added an additional bank, Banque Nationale de Paris, and increased its credit availability by $25.0 million. At June 30, 2000, debt consisted of the following:

Term note                                                             $111,100
Revolving credit facility                                               76,000
Non-interest bearing term note, net of related
  discount of $1,460                                                     3,540
                                                                      --------
                                                                       190,640

Less current portion                                                    (9,033)
                                                                      --------
                                                                      $181,607
                                                                      ========

5.   ACQUISITIONS

During the six month period ended June 30, 2000 the Company completed the acquisition of Alberta Sales, a millwork facility that was consolidated into the Company's existing Carson Valley location, and the acquisition of four warehouse distribution centers along with several sales offices doing business as Marvin Windows Planning Center from Frontier Wholesale Company. Aggregate cash consideration was $5.9 million.

Proforma net sales and net income giving effect to these acquisitions as if they had occurred at the beginning of 1999 and 2000 is not presented because the effect of the acquisitions to the Company's net sales and net income is not material.

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

The following table sets forth for the periods indicated the percentage relationship to net sales of certain costs, expenses and income items. The table and subsequent discussion should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                                          For The                 For The
                                     Three Months Ended       Six Months Ended
                                    June 30,    June 30,    June 30,    June 30,
                                      2000        1999        2000        1999
                                     -----       -----       -----       -----
Net sales                            100.0%      100.0%      100.0%      100.0%
Gross profit                          25.8        25.1        25.8        25.1
Selling, general and
 administrative expense               21.0        20.0        21.8        21.0
Other income                            .2          .2          .6          .2
Income from operations                 5.0         5.2         4.6         4.3
Equity in earnings
  of unconsolidated
  companies                             .8          .4          .8          .2
Interest expense                       1.6         1.2         1.7         1.2
Income taxes                           1.6         1.7         1.4         1.3
Net income                             2.6         2.7         2.3         2.0

SECOND QUARTER OF 2000 COMPARED TO THE SECOND QUARTER OF 1999

Net sales for the three months ended June 30, 2000 were $271.4 million up 6.0% from the second quarter of 1999 when sales were $256.0 million. The increase in net sales resulted from a same-store sales growth of 4.3% over the second quarter of 1999 in sales at facilities that operated for at least two months in both the second quarter of 1999 and the second quarter of 2000 as well as a 1.7% increase from the net impact of de novo expansion and acquisitions made during the past year, offset by elimination of sales from locations sold in the last twelve months as part of BMHC's business strategy. Value-added products accounted for $103.4 million, or 38.1% of net sales for the second quarter of 2000, an increase from $86.4 million, or 33.8% of net sales for the second quarter of 1999.

Gross profit as a percentage of sales increased to 25.8% in the second quarter of 2000 from 25.1% in the second quarter of 1999, primarily as a result of increased sales of higher margin value-added products, such as roof trusses, pre-hung doors, millwork, and pre-assembled windows.

Selling, general and administrative (SG&A) expense was $57.1 million in the second quarter of 2000 as compared to $51.2 million in the second quarter of 1999, and increased as a percentage of net sales from 20.0% in 1999 to 21.0% in 2000. The Company attributes some of this increase to the increase in value-added product sales which generally require higher SG&A expenses and the cost of integrating facility expansions and operations acquired in the second quarter of 2000. Additionally, the Company incurred expenses of approximately $0.8 million during the second quarter of 2000 for its analysis of additional Internet, e-Business and strategic initiatives.

Equity in earnings of unconsolidated companies was $2.3 million, net of amortization of goodwill, compared to $1.0 million in the second quarter of 1999. This increase is attributed to the investing companies improved profitability and the inclusion of equity in earnings for three months in 2000 compared to only two months in the quarter ended June 30, 1999.

Interest expense of $4.4 million in the second quarter of 2000 increased from $3.0 million in the same period of 1999, primarily due to higher debt levels resulting from equity investments in unconsolidated companies, acquisitions and capital expenditures related to expansion and remodeling of certain building materials centers and value added facilities.

FIRST SIX MONTHS OF 2000 COMPARED WITH THE FIRST SIX MONTHS OF 1999

Net sales for the six months ended June 30, 2000 were $504.9 million up 7.1% from the first half of 1999 when sales were $471.6 million. The increase in net sales resulted from a 6.1% increase in sales at facilities that operated for at least four months in the six month period of 1999 and the six month period of 2000 as well as a 1.0% increase from the net impact of de novo expansion and acquisitions made during the past year, offset by the elimination of sales from locations sold in the last twelve months as part of BMHC's business strategy. Value-added products accounted for $197.7 million, or 39.2% of net sales for the first half of 2000, an increase from $164.5 million, or 34.9% of net sales for the first half of 1999.

Gross profit as a percentage of sales improved to 25.8% in the first half of 2000 from 25.1% in the first six months of 1999, primarily the result of increased sales of higher margin value-added products, such as roof trusses, pre-hung doors, millwork, and pre-assembled windows.

SG&A expense was $110.0 million in the first six months of 2000 as compared to $99.2 million in 1999, and increased as a percentage of net sales to 21.8% in 2000 from 21.0% in 1999. The Company attributes some of this increase to the increase in value-added product sales which generally require higher SG&A expenses and the cost of integrating facility expansions and operations acquired in the first half of 2000 that were not included in the first half of 1999. Additionally, the Company incurred expenses of approximately $0.8 during the first half of 2000 for its analysis of additional Internet, e-Business and strategic initiatives.

Other income increased from $1.0 million in the first half of 1999 to $3.2 million in the first half of 2000 primarily from the gain during the first quarter of 2000, on the sale of real estate in Beaverton, Oregon.

Equity in earnings of unconsolidated companies for the first half of 2000, was $4.3 million, net of amortization of goodwill, compared to $1.0 million in the first half of 1999. The change is a result of a second quarter 1999 49% interest in Knipp Brothers Industries, LLC, and KBI Distribution, LLC, as well as a fourth quarter 1999 49% investment in KB Industries Limited Partnership.

Interest expense increased to $8.8 million in the first six months of 2000 from $5.5 million in the same period of 1999, primarily due to higher debt levels resulting from equity investments in unconsolidated companies, acquisitions and capital expenditures related to expansion and remodeling of certain building materials centers and value added facilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary need for capital resources is to fund future growth and capital expenditures, as well as to finance working capital needs which have been increasing as the Company has expanded operations in recent years. Capital resources have primarily consisted of cash flows from operations and the incurrence of debt.

OPERATIONS

In the first half of 2000, net cash provided by operations was $6.5 million compared to net cash used by operations of $0.6 million in the first half of 1999. The increase in cash provided by operations is primarily due to timing of the collection of receivables, purchases of inventory, and payments on payables.

CAPITAL INVESTMENT AND ACQUISITIONS

Capital expenditures, exclusive of acquisitions, were $23.5 million in the first half of 2000. Capital expenditures were incurred to acquire additional property and expand and remodel existing building materials centers and value-added facilities. Proceeds from the dispositions of property, plant and equipment were $7.0 million related primarily to the sale of the Beaverton and South Austin locations during the first half of 2000.

During the first half of 2000 the Company completed the acquisition of Alberta Sales, a millwork facility that was consolidated into the Company's existing Carson Valley location, and the acquisition of four warehouse distribution centers along with several sales offices doing business as Marvin Windows

Planning Center from Frontier Wholesale Company. Aggregate cash consideration was $5.9 million.

FINANCING

Net cash provided by financing activities was $15.5 million in the first half of 2000 compared to $44.7 million in the same period in 1999. The Company utilized its available borrowing capacity for capital expenditures related to expansion and remodeling of building materials centers and value-added facilities during the first half of 2000.

On June 26, 2000, the Company executed the First Amendment to the senior credit facility which added an additional bank, Banque Nationale de Paris, and increased its credit availability by $25 million. At June 30, 2000 the Company's existing senior credit facility provided for borrowings of up to $250.0 million which includes $111.1 million provided for by the term loan all of which was outstanding at June 30, 2000, and $138.9 million provided for by the revolving credit facility, $76.0 million of which was outstanding at June 30, 2000. Borrowings under the facility bear interest at prime plus 0.50% to 1.50%, or Offshore Rate plus 2.0% to 3.0%. The agreement expires in 2004.

In the third quarter of 1998, a shelf registration was filed with the Securities and Exchange Commission to register 2,000,000 shares of common stock. The Company may issue these shares from time to time in connection with future business combinations, mergers and/or acquisitions.

Based on the Company's ability to generate cash flows from operations, its borrowing capacity under the revolver and its access to equity markets, the Company believes it will have sufficient capital to meet its anticipated needs.

DISCLOSURES OF CERTAIN MARKET RISKS

The Company experiences changes in interest expense when market interest rates change or changes are made to its debt structure. Previously, the Company has managed its exposure to market interest rate changes through periodic refinancing of its variable rate debt with fixed rate term debt obligations. Based on debt outstanding at June 30, 2000, a 25 basis point increase in interest rates would result in approximately $468,000 of additional annual interest costs.

Commodity wood products, including lumber and panel products, accounted for approximately 44% of net sales in the first six months of 2000 and 1999. Prices of commodity wood products, which are subject to significant volatility, could directly affect net sales. The Company does not utilize any derivative financial instruments.

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

Item 4.    Submission of Matters to a Vote of Security Holders

           The Company held its annual stockholder meeting on May 4, 2000. A total of 12,700,686 shares of common stock were outstanding at the date of record and entitled to vote at the meeting. Of the total outstanding, 11,452,684 shares were represented at the meeting and 1,248,002 shares were not voted.

           Stockholders cast votes for the election of the following directors whose terms expire in 2000:

                                             For             Against

           George E. McCown              11,393,490          59,194
           Robert E. Mellor              11,393,020          59,664
           Alec F. Beck                  11,390,124          62,560
           H. James Brown                11,393,516          59,168
           Wilbur J. Fix                 11,392,103          60,581
           Robert V. Hansberger          11,392,651          60,033
           Donald S. Hendrickson         11,346,266         106,418
           Guy O. Mabry                  11,392,651          60,033
           Peter S. O'Neill              11,393,516          59,168


           The shareholders ratified the 2000 Stock Incentive Plan with votes cast 7,967,593 for, 1,264,089 against, 25,917 abstained.

           The shareholders ratified the Second Amended and Restated Non-Employee Director Stock Plan with votes cast 8,376,635 for, 857,350 against, 23,614 abstained.

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

                                BUILDING MATERIALS HOLDING CORPORATION


Date:  August 08, 2000          /s/ Robert E. Mellor
                                -----------------------------------------------
                                Robert E. Mellor

                                President, Chief Executive Officer
                                and Director (Principal Executive Officer)


Date:  August 08, 2000          /s/ Ellis C. Goebel
                                -----------------------------------------------
                                Ellis C. Goebel

                                Senior Vice President - Finance
                                and Treasurer
                                (Principal Financial Officer)

                                INDEX TO EXHIBITS

                     BUILDING MATERIALS HOLDING CORPORATION

                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 1999

                                                                          Page
Exhibit     Description                                                  Number

10.38       First Amendment to Credit Agreement
            Dated as of June 26, 2000

27          Financial Data Schedule