Form 10-Q
period 2000-09-30
BUILDING MATERIALS HOLDING CORP
filed 2000-11-14
CIK 1046356

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended   September 30, 2000   or

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

Yes __X__  No _____


           Class                                     Shares Outstanding as
                                                     of November 7, 2000:

           Common stock $.001 par value              12,820,465

                     BUILDING MATERIALS HOLDING CORPORATION

                                      INDEX
                                      -----

                                                                                                           Page
                                                                                                          Number
                                                                                                          ------
PART I -- FINANCIAL INFORMATION

           Item 1 - Financial Statements

           Condensed Consolidated Statements of Income for the three and nine months ended
           September 30, 2000 and 1999                                                                       3

           Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999
                                                                                                             4

           Condensed Consolidated Statements of Cash Flows for the nine months ended September 30,
           2000 and 1999                                                                                     5

           Notes to Condensed Consolidated Financial Statements                                              6

           Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                                        9



PART II -- OTHER INFORMATION

           Item 1 - Legal Proceedings                                                                       14

           Item 4 - Submission of Matters to a Vote of Security Holders
                                                                                                            14

           Item 6 - Exhibits and Reports on Form 8-K                                                        14

SIGNATURES                                                                                                  15

INDEX TO EXHIBITS                                                                                           16


EXHIBITS                                                                                                    17

                     BUILDING MATERIALS HOLDING CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (amounts in thousands, except per share data)


                                     Three Months Ended         Nine Months Ended
                                        September 30,              September 30,
                                    2000          1999          2000          1999
                                  -------       -------       -------       -------
Net sales                         $270,536      $288,715      $775,407      $760,345

Cost of sales                      197,156       218,910       571,944       572,264
                                  --------      --------      --------      --------
Gross profit                        73,380        69,805       203,463       188,081

Selling, general
  and administrative
  expense                           60,580        54,257       170,586       153,453
Other income, net                      504           614         3,667         1,587
                                  --------      --------      --------      --------

Income from operations              13,304        16,162        36,544        36,215

Equity in earnings of
   unconsolidated companies,
   net of amortization               2,351         2,124         6,603         3,158

Interest expense                     4,587         3,711        13,380         9,254
                                  --------      --------      --------      --------

Income before income taxes          11,068        14,575        29,767        30,119

Income taxes                         4,261         5,611        11,460        11,596
                                  --------      --------      --------      --------
Net income                        $  6,807      $  8,964      $ 18,307      $ 18,523
                                  ========      ========      ========      ========

Net income per
common share:

Basic                              $  0.53       $  0.71       $  1.44       $  1.46
                                   =======       =======       =======       =======

Diluted                            $  0.53       $  0.70       $  1.43       $  1.45
                                   =======       =======       =======       =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)

                                                     (UNAUDITED)
                                                    September 30,   December 31,
                                                        2000            1999
                                                    -------------   ------------
ASSETS
Current assets
     Cash                                             $ 11,909      $  7,452
     Receivables, net                                  126,353       110,123
     Inventories                                        83,758        80,679
     Prepaid expenses and other assets                   3,903        10,433
                                                      --------      --------
         Total current assets                          225,923       208,687

Property, plant and equipment, net                     167,647       153,598
Equity investments in unconsolidated companies          35,677        30,762
Goodwill, net                                           48,980        47,477
Deferred loan costs                                      4,294         4,873
Other                                                    6,433         4,722
                                                      --------      --------
Total assets                                          $488,954      $450,119
                                                      ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Current portion of long-term debt                $ 11,950      $  3,200
     Accounts payable and accrued expenses              74,624        66,204
                                                      --------      --------
         Total current liabilities                      86,574        69,404

Long-term debt                                         171,378       170,547
Other long-term liabilities                             12,438        10,058
                                                      --------      --------
         Total liabilities                             270,390       250,009
                                                      --------      --------

Stockholders' equity
     Common stock, $.001 par value, 20,000,000
       shares authorized; 12,795,685 and
       12,679,686 shares outstanding at
       September 30, 2000 and December 31, 1999,
       respectively                                         13            13
Additional paid-in capital                             108,580       108,433
Retained earnings                                      109,971        91,664
                                                      --------      --------
         Total stockholders' equity                    218,564       200,110
                                                      --------      --------
Total liabilities and stockholders' equity            $488,954      $450,119
                                                      ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (amounts in thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                          2000           1999
                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $ 18,307       $ 18,523
Adjustments to reconcile net income to cash flows
   from operating activities:
     Depreciation and amortization                        12,352         10,577
     Net gain on sale of property, plant and
        equipment                                         (2,570)          (320)
     Equity in earnings of unconsolidated companies,
        net of amortization                               (6,603)        (3,158)
     Distributions received from unconsolidated
        companies
                                                           1,666             --
Changes in assets and liabilities, net of
     effects of acquisitions
        Receivables                                      (14,243)       (31,541)
        Inventories                                       (2,715)        (8,206)
        Prepaid expenses & other assets                    6,547           (164)
        Accounts payable and accrued expenses             17,329         16,118
        Other long-term liabilities                        1,480          1,399
        Other, net                                           (19)         1,807
                                                        --------       --------
Net cash flows from operating activities                  31,531          5,035
                                                        --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment               (27,976)       (17,296)
Acquisitions, net of cash acquired                        (5,905)       (34,211)
Proceeds from dispositions of property,
     plant and equipment                                   7,981          2,174
Other, net                                                  (777)          (876)
                                                        --------       --------
Net cash flows from investing activities                 (26,677)       (50,209)
                                                        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under term note                                11,100             --
Net (payments) borrowings under revolving
  credit agreement                                        (2,208)        49,628
Decrease in book overdrafts                               (9,163)        (5,519)
Other, net                                                  (126)            67
                                                        --------       --------
Net cash flows from financing activities                    (397)        44,176
                                                        --------       --------
Net change in cash                                         4,457           (998)
Cash, beginning of period                                  7,452          8,264
                                                        --------       --------
Cash, end of period                                     $ 11,909       $  7,266
                                                        ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Building Materials Holding Corporation ("BMHC" or the "Company")on a consolidated basis, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 1999 Annual Report. In the opinion of management, all adjustments necessary to present fairly the results for the periods presented have been included. The adjustments made were of a normal, recurring nature.

Due to the seasonal nature of BMHC's business, the condensed consolidated results of operations and resulting cash flows for the periods presented are not necessarily indicative of the results that might be expected for the fiscal year.

2.  NET SALES BY PRODUCT (in thousands)


                                       Three Months Ended                           Nine Months Ended
                                         September 30,                                 September 30,
                                 2000                    1999                 2000                   1999
                                 ----                    ----                 ----                   ----

Wood Products                  $110,660     40.9%     $135,837     47.0%    $330,342     42.6%     $341,839    45.0%
Value-added                     108,596     40.1        93,876     32.5      306,282     39.5       257,220    33.8
Building Materials               33,705     12.5        38,867     13.5       93,202     12.0       104,225    13.7
Other                            17,575      6.5        20,135      7.0       45,581      5.9        57,061     7.5
                               --------    -----      --------    -----     --------    -----      --------   -----
                               $270,536    100.0%     $288,715    100.0%    $775,407    100.0%     $760,345   100.0%
                               ========               ========              ========               ========

3.  NET INCOME PER COMMON SHARE (in thousands)

Net income per common share was determined using the following information:


                                                Three Months Ended        Nine Months Ended
                                                   September 30,            September 30,
                                                2000         1999         2000        1999
                                              --------     --------     --------    --------

Net income available to common
   shareholders                               $ 6,807      $ 8,964      $18,307      $18,523
                                              =======      =======      =======      =======

Weighted average shares outstanding used
   to determine basic net income per
   common share                                12,778       12,673       12,733       12,684

Net effect of dilutive stock options               56          119           80          129
                                              -------      -------      -------      -------

Weighted average shares used to
   determine diluted net income per
   common share                                12,834       12,791       12,812       12,813
                                              =======      =======      =======      =======


4.  DEBT (in thousands)

At September 30, 2000, debt consisted of the following:

Term note                                                        $111,100
Revolving credit facility                                          68,000
Non-interest bearing term note, net of related
  discount of $1,460                                                3,539
Other                                                                 689
                                                                 --------
                                                                  183,328

Less current portion                                              (11,950)
                                                                 --------
                                                                 $171,378
                                                                 ========

5.  ACQUISITIONS

During the nine month period ended September 30, 2000 the Company completed the acquisition of Alberta Sales, a millwork facility that was consolidated into the Company's existing Carson Valley location, and the acquisition of four warehouse distribution centers along with several sales offices doing business as Marvin Windows Planning Center from Frontier Wholesale Company. Aggregate cash consideration was $5.9 million.

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


                               For The Three Months Ended   For The Nine Months Ended
                                     September 30,                September 30,
                                 2000           1999           2000         1999
                               --------       --------       --------      ------

Net sales                       100.0%         100.0%          100.0%       100.0%
Gross profit                     27.1           24.2            26.2         24.7
Selling, general and
 administrative expense          22.4           18.8            22.0         20.2
Other income                       .2             .2              .5           .2
Income from operations            4.9            5.6             4.7          4.8
Equity in earnings of
unconsolidated companies           .9             .7              .9           .4
Interest expense                  1.7            1.3             1.7          1.2
Income taxes                      1.6            1.9             1.5          1.5
Net income                        2.5            3.1             2.4          2.4

THIRD QUARTER OF 2000 COMPARED TO THE THIRD QUARTER OF 1999
-----------------------------------------------------------

Net sales for the three months ended September 30, 2000 were $270.5 million down 6.3% from the third quarter of 1999 when sales were $288.7 million. The decrease in net sales resulted primarily from the impact of deflation of commodity wood product prices, which during the third quarter of 2000 were at an eight year low. The Company expects that commodity wood product prices in BMHC's product mix will remain, on average, at current levels and will adversely affect BMHC's financial results in the fourth quarter of 2000. Same-store sales decreased 9.0% as compared to the third quarter of 1999 in sales at facilities that operated for at least two months in both the third quarter of 1999 and 2000. Value-added products accounted for $108.6 million, or 40.1% of net sales for the third quarter of 2000, an increase from $93.9 million, or 32.5% of net sales for the third quarter of 1999.

Gross profit as a percentage of sales increased to 27.1% in the third quarter of 2000 from 24.2% in the third quarter of 1999, primarily as a result of increased sales of higher margin value-added products, such as roof trusses, pre-hung doors, millwork, and pre-assembled windows. In addition, gross margins have increased in our commodity wood products due to the impact of the deflationary environment resulting in lower material costs.

Selling, general and administrative (SG&A) expense was $60.6 million in the third quarter of 2000 as compared to $54.3 million in the third quarter of 1999, and increased as a percentage of net sales from 18.8% in 1999 to 22.4% in 2000. The Company attributes most of this dollar increase to the increase in value-added product sales which generally require higher SG&A expenses and the cost of integrating facility expansions and operations acquired during the current year. Additionally, the percentage increase is a result of reduced net sales due to the deflation of commodity wood product prices.

Equity in earnings of unconsolidated companies, net of amortization of goodwill, was $2.4 million compared to $2.1 million in the third quarter of 1999. This increase is attributed to improved sales and profitability of the unconsolidated companies.

Interest expense of $4.6 million in the third quarter of 2000 increased from $3.7 million in the same period of 1999, primarily due to higher interest rates and debt levels. These higher debt levels are the result of recent acquisitions and capital expenditures related to expansion and remodeling of certain building materials centers and value added facilities.


FIRST NINE MONTHS OF 2000 COMPARED WITH THE FIRST NINE MONTHS OF 1999
---------------------------------------------------------------------

Net sales for the first nine months ended September 30, 2000 were $775.4 million up 2.0% from the first nine months of 1999 when sales were $760.3 million. Net sales in the first nine months of 2000 were negatively impacted by deflation of commodity wood product prices during the third quarter of 2000. Same-store sales increased 0.3% from the nine months ended September 30, 1999 in sales at facilities that operated for at least six months in the nine month period of 1999 and 2000. Value-added products accounted for $306.3 million, or 39.5% of net sales for the first nine months of 2000, an increase from $257.2 million, or 33.8% of net sales for the first nine months of 1999.

Gross profit as a percentage of sales improved to 26.2% in the first nine months of 2000 from 24.7% in the first nine months of 1999, primarily as a result of increased sales of higher margin value-added products, such as roof trusses, pre-hung doors, millwork, and pre-assembled windows. In addition, gross margins have increased in our commodity wood products due to the impact of the deflationary environment resulting in lower material costs.

SG&A expense was $170.6 million in the first nine months of 2000 as compared to $153.5 million in 1999, and increased as a percentage of net sales to 22.0% in 2000 from 20.2% in 1999. The Company attributes most of this dollar increase to the increase in value-added product sales which generally require higher SG&A expenses, the cost of integrating facility expansions and operations acquired in the first nine months of 2000 that were not included in the first nine months of 1999 and expenses incurred for its analysis of additional Internet, e-Business and strategic initiatives. Additionally, the percentage increase is a result of reduced net sales due to the deflation of commodity wood product prices.

Other income increased from $1.6 million in the first nine months of 1999 to $3.7 million in the first nine months of 2000 primarily from the gain realized during the first quarter of 2000, on the sale of real estate in Beaverton, Oregon.

Equity in earnings of unconsolidated companies, net of amortization of goodwill, for the first nine months of 2000 was $6.6 million, compared to $3.2 million in the first nine months of 1999. This increase is attributed to the investing companies improved profitability and the inclusion of equity in earnings for nine months of 2000 compared to only five months in 1999.

Interest expense increased to $13.4 million in the first nine months of 2000 from $9.3 million in the same period of 1999, primarily due to higher interest rates and higher debt levels. These higher debt levels are the result of acquisitions and capital expenditures related to expansion and remodeling of certain building materials centers and value added facilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary need for capital resources is to fund future growth and capital expenditures, as well as to finance working capital needs which have been increasing as the Company has expanded operations in recent years. Capital resources have primarily consisted of cash flows from operations and the incurrence of debt.

OPERATIONS

In the first nine months of 2000, net cash provided by operations was $31.5 million compared to net cash provided by operations of $5.0 million in the first nine months of 1999. The increase in cash provided by operations is primarily due to timing of the collection of receivables, purchases of inventory, and payments on payables.

CAPITAL INVESTMENT AND ACQUISITIONS

Capital expenditures, exclusive of acquisitions, were $28.0 million in the first nine months of 2000. Capital expenditures were incurred to acquire additional property and expand and remodel existing building materials centers and value-added facilities. Proceeds from the dispositions of property, plant and equipment were $8.0 million during the first nine months of 2000, related primarily to the sale of the Beaverton and South Austin locations.

During the first nine months of 2000 the Company completed the acquisition of Alberta Sales, a millwork facility that was consolidated into the Company's existing Carson Valley location, and the acquisition of four warehouse distribution centers along with several sales offices doing business as Marvin Windows Planning Center from Frontier Wholesale Company. Aggregate cash consideration was $5.9 million.

FINANCING

Net cash used by financing activities was $0.4 million in the first nine months of 2000 compared to cash provided of $44.2 million in the same period in 1999. The Company utilized its available borrowing capacity for capital expenditures related to expansion and remodeling of building materials centers and value-added facilities during the first nine months of 1999.

At September 30, 2000 the Company's existing senior credit facility provided for borrowings of up to $250.0 million which includes $111.1 million provided for by the term loan all of which was outstanding at September 30, 2000, and $138.9 million provided for by the revolving credit facility, $68.0 million of which was outstanding at September 30, 2000. Borrowings under the facility bear interest at prime plus 0.50% to 1.50%, or Offshore Rate plus 2.0% to 3.0%. The agreement expires in 2004.

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

DISCLOSURES OF CERTAIN MARKET RISKS

The Company experiences changes in interest expense when market interest rates change or changes are made to its debt structure. Previously, the Company has managed its exposure to market interest rate changes through periodic refinancing of its variable rate debt with fixed rate term debt obligations. Based on debt outstanding at September 30, 2000, a 25 basis point increase in interest rates would result in approximately $457,000 of additional annual interest costs.

Commodity wood products, including lumber and panel products, accounted for approximately 42.6% and 45.0% of net sales in the first nine months of 2000 and 1999, respectively. Prices of commodity wood products, which are subject to significant volatility, could directly affect net sales. The Company does not utilize any derivative financial instruments.

PART II -- OTHER INFORMATION

Item 1.            Legal Proceedings
------             -----------------

                   The Company is involved in litigation and other legal matters arising in the normal course of business. In the opinion of management, the Company's recovery or liability, if any, under any of these matters will not have a material effect on the Company's financial position, liquidity or results of operations.

Item 4.            Submission of Matters to a Vote of Security Holders
-------            ---------------------------------------------------

                   None

Item 6.            Exhibits and Reports on Form 8-K
------             --------------------------------

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

                                    BUILDING MATERIALS HOLDING CORPORATION


Date:  November 7, 2000             /s/ Robert E. Mellor
                                    --------------------------------------------
                                    Robert E. Mellor
                                    President, Chief Executive Officer
                                    and Director (Principal Executive Officer)


Date:  November 7, 2000             /s/ Ellis C. Goebel
                                    --------------------------------------------
                                    Ellis C. Goebel
                                    Senior Vice President - Finance
                                    and Treasurer
                                    (Principal Financial Officer)

                                INDEX TO EXHIBITS

                     BUILDING MATERIALS HOLDING CORPORATION

                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 2000



                                                                      Page
Exhibit             Description                                      Number
-------             -----------                                      ------
27                  Financial Data Schedule