Form 10-K
period 2000-12-31
BUILDING MATERIALS HOLDING CORP
filed 2001-04-02
CIK 1046356

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(X) Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the fiscal year period ended December 31, 2000 or

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

                                Yes _X_ No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     _X_

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the close of business on March 15, 2001 was $53,630,780.*

* Excludes 6,839,296 shares of Common Stock held by directors, officers, and holders of more than 5% of the Company's shares outstanding at March 15, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                                                 Shares Outstanding
     CLASS                                       As of March 15, 2001
     -----                                       --------------------
     Common Stock
     $.001 par value                                  12,839,607

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Listed hereunder are the documents any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1. The registrant's annual report for the fiscal year ended December 31, 2000, portions of which are incorporated by reference into Parts II and IV of this Form 10-K, and

2. The registrant's definitive proxy statement dated April 1, 2001, for use in connection with the annual meeting of shareholders to be held on May 1, 2001, portions of which are incorporated by reference into Part III of this Form 10-K.

                     BUILDING MATERIALS HOLDING CORPORATION
                                TABLE OF CONTENTS

                                     PART I

ITEM                                                                        PAGE

1.   Business                                                                  1

2.   Properties                                                               12

3.   Legal Proceedings                                                        15

4.   Submission of Matters to a Vote of Security Holders                      15

                                 PART II

5.   Market for Registrant's Common Stock and Related
     Stockholder Matters                                                      16

6.   Selected Financial Data                                                  17

7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                      18

8.   Financial Statements and Supplementary Data                              18

9.   Changes in and Disagreements With Accountants
     on Accounting and Financial Disclosure                                   19

                                PART III

10.  Directors and Executive Officers of the Registrant                       20

11.  Executive Compensation                                                   20

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                               20

13.  Certain Relationships and Related Transactions                           20

                                 PART IV

14.  Exhibits, Financial Statement Schedules, and
     Reports on Form 8-K                                                      21

PART I.

ITEM 1.   BUSINESS

INTRODUCTION

Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in the Annual Report on Form 10-K.

BUSINESS

Building Materials Holding Corporation (BMHC) is a Nasdaq-traded holding company headquartered in San Francisco, California. We specialize in providing value-added services and high-quality building materials products to the residential construction market. Our operating subsidiaries include BMC West Corporation ("BMC West") and BMC Framing Inc. ("Framing"), with 137 facilities organized into 56 business units. BMC Framing holds a 49% equity interest in Knipp Brothers Industries, LLC, and KB Industries Limited Partnership, leading framing contractors operating in Arizona, California and Nevada.

In recent years we have increased our sales of higher margin value-added products. As a result, our gross margins have increased each year since 1992. We fabricate roof and floor trusses, purchase and pre-assemble doors and millwork and select and distribute pre-assembled windows, each of which we customize to, or select based on, customer specifications. Through our interest in Framing we participate in the framing market, and with our acquisition of Roland Manufacturing Corporation ("Royal Door") we participate in the assembly and installation of pre-hung doors and millwork in multi-family and light commercial projects. Our offering of value-added products and services both augments our ability to supply contractors and builders with a full range of their building materials needs and reduces our sensitivity to commodity wood product prices.

BMHC targets primarily professional contractors and builders engaged in residential construction and, to a lesser extent, light commercial and industrial construction. We focus on developing and maintaining strong relationships with regional and local contractors, developers, builders, architects and engineers. Professional contractors and builders generally are high-volume, repeat customers who require on-time job site delivery, volume purchasing, trade credit and other specialized services typically not offered by large home center retailers. We, therefore, do not compete directly against do-it-yourself retailers, such as Home Depot and Lowe's, who do not offer the broad range of services that we provide, and who generally sell in smaller quantities and are focused on the retail consumer. We also target the repair and remodel market that consists of consumers and contractors involved in major home improvement projects.

Our 137 facilities offer products and services that are designed to meet the needs of professional contractors and builders. In addition, each of our business units tailor its product and service mix to meet the demands of its local market. Our products include the following:

- lumber and panel products                      - pre-assembled windows
- pre-hung doors and millwork                    - roofing materials
- roof and floor trusses and wall panels         - cabinets

 - engineered wood products
 - paint
 - hardware

We believe that our focus on service is a key factor that distinguishes us from many of our competitors. We have developed a variety of specialty services in order to help our customers build high quality and cost effective projects. We employ highly experienced, service-oriented sales people who advise contractors at their job sites and offices or at our facilities. As a result of our enhanced product knowledge and training, our sales people are often sought out by our customers for design and product recommendations, instruction and job site assistance. Our high quality service, together with our contractor-focused product offerings, have allowed our sales staff of approximately 750 employees to develop long-term relationships with local professional contractors and builders and to generate a large volume of repeat and referral business.

Our specialty services focus on professional contractors and builders and typically are not offered by large home center retailers. These services include:

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


INDUSTRY OVERVIEW

Building materials distributors generally concentrate on serving either professional contractors and builders or price-oriented retail consumers. Contractor-oriented building materials distributors, like us, tend to focus on building contractors and project-oriented consumers and they compete principally on the basis of:

   o  service

   o  product quality and availability

   o  on-time delivery

   o  credit availability

   o  price

Home center retailers, on the other hand, target the mass consumer market, in which competition is based principally on price, merchandising and location advertising. Typically, contractor-oriented distributors offer a greater range of services and a range of high quality building products more specifically targeted towards professional building contractors than home center retailers. Customer loyalty is a key attribute of the contractor-oriented building materials industry because professional contractors and builders typically use the same building materials suppliers for most of their projects.

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

The building materials distribution industry is linked to the economic cycles and seasonality associated with the home building industry. Construction expenditures are largely a function of new residential, commercial and industrial building demand and repair and remodeling projects undertaken. Residential construction is closely linked to new job formation, household formation, interest rates, housing affordability, availability of mortgage financing, regional demographics and consumer confidence. Commercial construction is significantly affected by vacancy and absorption rates, interest rates, long-term regional economic outlooks and the availability of financing. Industrial construction expenditures are linked to the industrial economic outlook, corporate profitability, interest rates and capacity utilization. In difficult economic environments, repair and remodeling expenditures generally represent a greater percentage of housing construction expenditures as new housing starts decline. BMHC centers target participants in all of these sectors, although economic conditions frequently dictate which sector it may emphasize at a given time.

GEOGRAPHIC MARKETS

We believe that we are well positioned in some of the most attractive markets for building materials in the United States. Population and migration trends in the Western markets served by us, as well as the relative strength of many of the local economies we serve, have resulted in the growth of residential housing in these markets.


OPERATING STRATEGY

Our strategic plan is to continue to increase sales of value-added products as a percentage of total sales and reduce sales of commodity wood products as a percentage of total sales. We plan to continue to expand the availability of our company-fabricated or pre-assembled products to every business unit in which market demand justifies the expansion. We also continually evaluate the introduction of new value-added products, as exemplified by our addition of framing to our value-added product offering through our equity interest held by Framing. Local managers have introduced such specialty services as window, door, wall panel and insulation installation to meet local customers' needs. The installation of our products by our employees tends to allow professional contractors or builders to reduce their on-site labor costs. We will continue to expand these and other specialty services where appropriate.

We grant our local managers substantial autonomy and responsibility to best address customer needs in their markets. A distributor's reputation is often determined at the local level, where product availability and knowledgeable customer service are critical. Our local managers are responsible for optimizing business activities in their markets, including managing local sales personnel, configuring and maintaining local inventory levels, identifying potential customers for targeted marketing efforts and developing local service and product options. Our compensation system for local managers has significant incentive features based on local earnings and efficient working capital management at the local level. We seek to expand our sales by capitalizing on our reputation for quality and dependability with our existing customers, who view us as the provider of choice in their respective markets, to attract new customers and to increase our sales to existing customers.

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

We focus on improving efficiency and productivity at all facilities with special attention and support to certain of the facilities that we believe are under-performing. We seek to anticipate changes in each local market by adjusting the inventory product mix and services for the professional contractors, builders and project-oriented consumers and the contractors hired by them. Such adjustments may have some minor impact on margins as we adjust inventories. We are also exploring alternatives for under-performing facilities including consolidation and liquidation of real property. We also are focusing on building new facilities within markets where we have a presence.

ACQUISITION STRATEGY

We use a disciplined approach towards acquiring leading value-added and contractor supplier facilities in both existing and new markets. We look for acquisitions that will complement our existing markets, provide geographic diversification, possibly outside of our current focus on the western U.S., or enhance our value-added product capabilities. The acquisitions must also possess an established customer base of professional contractors and builders and a quality management team. We evaluate potential acquisitions based on their ability to meet our prescribed return criteria and to provide operating efficiencies by leveraging our existing infrastructure. We have found that our positive reputation in our industry often leads business owners to approach us directly when they are ready to sell. We intend to continue to pursue our consolidation strategy and believe that the highly fragmented nature of the building materials industry will provide us with a number of attractive acquisition opportunities.

While we evaluate each potential acquisition candidate on its individual merits, our primary objective has been to acquire profitable facilities that meet certain general financial criteria. Additional factors include the reputation of the business among local contractors and the quality of the business's management and sales organization.

Typically, after the acquisition of a facility, the Company implements our accounting and management systems into each newly acquired center. These systems assist in the effective management of inventories and accounts receivable and in the efforts to improve customer service.

In 2000, we completed the acquisition of Alberta Sales, a millwork facility that was consolidated into the Company's existing Carson Valley location, and the acquisition from Frontier Wholesale Company of four-warehouse distribution centers along with several sales offices doing business as Marvin Windows Planning Center. The following chart sets forth the number of units acquired or opened and consolidated during each of the last two fiscal years.

                                              YEAR ENDED         YEAR ENDED
                                             DEC. 31, 2000     DEC. 31, 1999
                                             -------------     -------------

Beginning number of business units                53                 58
Acquisitions and DeNovo                            4                  4
Consolidations and Closures                       (1)                (9)
                                                  ---               ---
   Ending balance                                  56                53
                                                 ====               ===


We plan to continue to acquire complementary businesses. Although, we continue to engage in discussions with potential acquisition candidates, we may not be able to continue to identify and complete successful acquisitions in the future.


PRODUCTS

Our principal products mix varies by business unit and includes lumber, panel products, engineered wood products, roofing materials, pre-hung doors and millwork, roof and floor trusses, pre-assembled windows, cabinets, hardware, paint and tools. In addition to distributing such products, we conduct value-added activities, which include fabricating pre-hung doors, roof and floor trusses, pre-assembled windows, insulation installation and pre-cutting lumber to meet customer specifications.

The following table sets forth information regarding the percentage of net sales represented by the specified categories of products sold at our facilities during each of the last two fiscal years. While we believe that the percentages included in the table generally indicate the mix of our sales by category of product, the specific percentages are affected year-to-year by changes in the prices of commodity wood products, as well as changes in unit volumes sold.

CATEGORY OF PRODUCT                                               2000     1999
-------------------                                               ----     ----
Wood products (lumber and panel products)                          41%      44%
Value-added (pre-hung doors and millwork, roof and
  floor trusses, windows, installation & moldings)                 40       35
Building materials (roofing, siding, engineered wood
  products, insulation and steel products)                         12       14
Other (paint, hardware, tools, electrical and plumbing)             7        7
                                                                  ---      ---
                                                                  100%     100%
                                                                  ===      ===

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

As a provider of building materials and products, we regularly monitor innovations in product design to meet our customers' needs. We test markets for products that substitute for dimensional lumber and have for a number of years distributed alternative products such as engineered wood products and TimberStrand LSL studs, and have provided our builder customers information and instruction on the use of such products.


SALES AND MARKETING

Each of our 56 business units tailors its product and service mix to the local market and operates as a separate profit center. We reach our professional contractor customers mainly through field sales representatives, advertisements in trade journals and local promotional events.

CUSTOMERS

The Company's business is comprised of three major customer groups: new housing contractors and builders, commercial and industrial contractors and repair and remodel contractors. No one customer accounts for more than 2% of total sales.

PROFESSIONAL CONTRACTOR AND BUILDER MARKET

     In 2000, sales to these professional contractors and builders accounted for approximately 85% of net sales (this total includes 80% to new residential contractors and 5% to commercial and industrial contractors). This compares with 82% of net sales in 1999 (this total included 76% to new residential contractors and 6% to commercial and industrial contractors). A significant amount of this business consisted of sales of complete house packages, including framing lumber, panel products, pre-hung doors and trim packages, roof and floor trusses, pre-assembled windows and other products required to construct or improve a home.

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

     Our principal channel for reaching the professional contractor and builder market is a sales force of approximately 400 field sales representatives supported by approximately 350 inside salespeople. Field sales representatives actively solicit business and work with the inside salespeople and managers to develop bids for contractor projects. We provide sales training for all sales representatives, and sales management training for all sales managers and center managers. Sales representatives are compensated through a combination of salary and commission based on individual sales volume and gross margin.

     Our center managers ensure that building materials are delivered according to contractor specifications and schedules. Technical personnel involved in purchasing, dispatching, invoicing and credit, support both field sales force and center managers to enhance customer satisfaction.

REPAIR AND REMODEL MARKET

     This customer group consists generally of project-oriented contractors (including professional repair and remodel contractors hired by them). In 2000, sales to these contractors accounted for approximately 15% of net sales compared to 17% of net sales in 1999. Our sales to this market generally carry higher margins than sales to the professional contractor market. The volume of sales to this market varies depending on location. We actively pursue repair and remodel business in smaller markets.

CREDIT

Overall credit policy for sales to contractors is established by corporate management, but each facility has responsibility for overseeing local accounts. The managers and their staff are trained to have a thorough understanding of state lien laws, which provide security for accounts receivable. Our credit policies, together with daily monitoring of customer balances, have resulted in average bad debt expense of approximately 0.18% of net sales during the last five years, with no single year exceeding 0.21%. We believe that our bad debt expense levels are among the lowest in the industry. Approximately 94% of our sales in 2000 were made to customers to whom we had extended credit for such sales.


MANAGEMENT INFORMATION SYSTEMS

Our financial information, operational data and other related statistical information are processed and maintained at BMC West's accounting center in Boise, Idaho on a network of server computers and work stations. Our financial reporting and relational database system was designed and customized for us by Oracle Corporation. The flexible nature of our installed network allows for the accumulation, processing and distribution of information using industry standard computing resources and programs. The point-of-sale information systems we use operate on computers located at each facility, and are connected to the computers at the accounting center via a high-speed frame relay network. These on-line systems provide real-time pricing, inventory availability and margin analysis. This allows each sales staff to offer a high level of customer service, while giving management the ability to access and use timely information to monitor operations. We believe that these systems also have enabled us to enhance profit margins, improve inventory turnover through identification and elimination of low-turnover items, accelerate analysis of sales trends, and better monitor accounts receivable, employee productivity, customer credit limits and lien protections.

PURCHASING

We purchase merchandise from a large number of manufacturers and suppliers. In 2000, our largest supplier accounted for approximately 9% of our total purchases. We do not believe that the loss of any single supplier would have a material adverse effect on our financial position, results of operations, or cash flows.

We purchase inventory on a centralized basis in order to capitalize on economies of scale, although a limited amount of purchasing and ordering is controlled at individual facilities in order to respond to local needs. Ordering is controlled at the facility level in order to maintain local product needs and inventory turns. Although we seek to time purchases to take advantage of price movements, we do not speculate in the commodity wood products market.

Approximately 41% of our 2000 sales were attributable to commodity wood products. Prices of commodity wood products are subject to significant volatility and directly affect sales. Commodity wood product prices were down 16.3% in 2000 over 1999. This is the lowest prices have been in eight years and we expect prices to remain at this level through 2001. We have established purchasing and pricing procedures to reduce exposure to inventory write-downs. Our commodity buyers monitor inventory and sales levels in each facility on a regular basis. With this supply and demand information, buyers generally can avoid overstocking commodity wood products. As a result, we turn our commodity product inventory approximately 10 to 12 times per year. Such rapid inventory turnover limits our potential exposure to inventory loss from commodity price fluctuations. In addition, our real-time computer network allows the building materials facilities to adjust sales prices as purchase prices of commodity products change.

We entered into a merchandise supply agreement with TruServe for hardline products, which include builders hardware, tools, paint and sub-floor adhesives. Under the agreement, we terminated existing affiliations with other distributors.

COMPETITION

We operate in a highly competitive environment. Due to the nature of the industry, the competitive environment varies by facility and by market.

Within the professional contractor and builder market, we compete primarily with privately owned, single-site enterprises and local and regional building materials chains. Professional contractors and builders generally select building materials suppliers on the basis of availability of knowledgeable personnel, on-time delivery, reliable inventory levels, availability of credit and competitive pricing. We compete favorably on each of these bases. Our relatively large size also permits us to attract experienced and professional sales and service personnel and provides us the resources to offer Company-wide product and service training programs. By working closely with our contractor customers and utilizing our real-time management information system, our centers maintain appropriate inventory levels and are well positioned to deliver completed orders on time to individual job sites.

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

At December 31, 2000, we employed approximately 4,400 persons, of which approximately 318 were represented by unions. We have not experienced any strikes or other work interruptions and have maintained generally favorable relations with our employees. The following table shows the approximate breakdown by job function of our employees:


          Officers, corporate and unit management, and
            corporate and unit administrative                      14%
          Delivery (truck drivers, load builders, yard)            32%
          Manufacturing (truss, door, window, framing)             31%
          Field sales force (outside/inside sales)                 17%
          Retail operations (cashiers/receiving/sales support)      6%


EXECUTIVE OFFICERS AS OF DECEMBER 31, 2000

                                                                      DATE FIRST
                                                                      ELECTED AS
NAME                     AGE   POSITION OR OFFICE                    AN OFFICER

George E. McCown         65    Chairman of the Board of                    1987
                               Directors

Robert E. Mellor         57    President, Chief Executive                  1997
                               Officer and Director

Robert L. Becci          60    Vice President and Controller               1990

Richard F. Blackwood     63    Executive Vice President                    1987
                               President - Intermountain Division

Ellis C. Goebel          59    Senior Vice President- Finance              1987
                               and Treasurer

Steven H. Pearson        53    Vice President - Human                      1987
                               Resources

William E. Smith         49    Vice President                              1997
                               President - SouthCentral Division

Paul S. Street           52    Senior Vice President, General              1999
                               Counsel and Corporate Secretary

Stanley M. Wilson        56    Vice President                              1997
                               President, Pacific Division

Mr. McCown is Chairman of the Board of Directors of the Company and has been a director since 1987. He was co-founder and has been a Managing General Partner of the MDC Management Companies, the general partner of the McCown De Leeuw & Co., since 1984, and was instrumental in financing and executing the leveraged buy-out of BMC West Corporation in 1987. Mr. McCown is a director of Aurora Foods Inc., and several privately held companies.

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

Mr. Blackwood is currently President of the Intermountain Division and Executive Vice President of the Company. Mr. Blackwood has been a Vice President since the Company's inception in 1987.

Mr. Goebel has been Senior Vice President - Finance & Treasurer of Building Materials Holding Corporation since August 1997. He served as Vice President and Treasurer of the Company since its inception in November 1987.

Mr. Pearson has served as Vice President - Human Resources of the Company since its inception in November 1987.

Mr. Smith has served as President of the SouthCentral Division since November 1997 and was elected Vice President of BMHC in February 2000. Before joining BMC West, he held the position of President and Chief Operating Officer of Lone Star Plywood & Door Corp., which was purchased by the Company in November 1997.

Mr. Street joined the Company in January 1999 as Senior Vice President, General Counsel and Corporate Secretary. He previously served as outside General Counsel & Secretary to the Company while employed by Moffatt, Thomas, Barrett, Rock & Fields.

Mr. Wilson has served as President of the Pacific Division since November 1997 and was elected as Vice President of BMHC in February 2000. He was previously district manager of the West Coast district from April 1993 to 1998.

ITEM 2.    PROPERTIES

BMHC is a holding company engaged, through its wholly owned subsidiaries, BMC West and BMC Framing in the distribution of building materials and services. BMHC's headquarters is in San Francisco, California and BMC West's headquarters is in Boise, Idaho. In addition to administrative buildings, we have five primary types of facilities: building materials supply centers, pre-hung millwork facilities, truss facilities, pre-assembled window distribution facilities, and various sales offices and showrooms. The facilities listed below do not include the sales offices or showrooms. We believe that each of our locations are well maintained and generally are adequate for our needs for the foreseeable future. All of our material assets, including land and facilities, are owned or leased by the Company.

STATE AND                                 DATE          OWNED         LEASED
CITY                                    ACQUIRED       ACREAGE       ACREAGE
----                                    --------       -------       -------

ARIZONA
     Phoenix - Royal                      2000            --            .5

CALIFORNIA
   Atwater(1)                             1990            --           2.4
   Bakersfield(1)                         2000           3.3            --
  *Fresno(3)                              1989          13.0            --
  *Merced(4)                              1987           2.9           1.0
  *Modesto(3)                             1989          14.0            --
   San Francisco
      Headquarters                        1997            --            --

COLORADO
  *Aspen                                  1987           4.6            --
  *Boulder                                1990          10.0            --
  *Colorado Springs(2)                    1994          11.4            --
   Colorado Springs Door                  1999            --            .8
  *Denver Door North                      1990            --           1.5
   Denver Door South                      1997            --           1.2
  *Denver                                 1994           8.7            --
  *Evergreen                              1990           3.7            --
  *Fort Collins(4)                        1990          12.0            .5
   Fort Lupton(1)                         1994          10.4            --
   Grand Junction(4)                      1994           3.5            .5
   Glenwood Springs(1)                    1990           2.0            --
   Greeley(1,2)                           1994          11.1            --
  *Pueblo(4)                              1994          10.7            --
  *Steamboat Springs                      1987           1.4           2.8
   Steamboat Springs Door                 1999            --            .2

STATE AND                                 DATE          OWNED         LEASED
CITY                                    ACQUIRED       ACREAGE       ACREAGE
----                                    --------       -------       -------

IDAHO
  *Boise(2)                               1987          15.8            --
   Boise Door                             1999            --           1.2
   Boise (office)                         1988            --            --
   Emmett(1)                              1987           2.6            --
  *Idaho Falls(4)                         1987           4.9            --
  Idaho Falls Truss                       1987           6.0            --
  *Lewiston(4)                            1990           2.7            --
  *Pocatello                              1987           4.6            --
  *Rexburg                                1987           1.9            --

MONTANA
  *Great Falls(4)                         1993           9.2            --
  *Helena                                 1998           4.1            --
  *Helena Truss                           1998           3.6            --
  *Kalispell                              1998           5.4            --
  *Kalispell Door                         1999           1.4            --
  *Missoula                               1998          15.1            --
  *Missoula Door                          1999           4.5            --
   Missoula Wood Specialty                1999           2.8            --

NEVADA
  *Carson Valley(2)                       1998          10.3            --
   Carson Valley Door                     1999            .5            --
   Gardnerville(1)                        1992           4.4            --
  *Sparks(4)                              1997            --          10.1

NORTH CAROLINA
  *Charlotte - Royal                      2000            --           2.4

OREGON
   Beaverton(1)                           2000            --           0.5
  *Sherwood(3)                            2000          18.9            --

STATE AND                                 DATE          OWNED         LEASED
CITY                                    ACQUIRED       ACREAGE       ACREAGE
----                                    --------       -------       -------

TEXAS
  *Abilene(3)                             1995          16.1            --
  *Austin                                 1998            --           4.3
  *Austin(4)                              1995          18.3            --
   Castleberry                            1995            --           1.1
  *Coppell(3)                             1997           9.4            --
  *Dallas - Marvin                        2000            --           0.6
  *Dallas - Royal                         1999            --           1.0
  *El Paso(3)                             1991           7.0            --
  *Frisco                                 2000          10.0           2.0
  *Houston(4)                             1997           7.1            --
  *Houston                                1998            --           2.5
  *Hurst(4)                               1994           5.3           2.3
  *Killeen(4)                             1994           3.6           0.3
  *New Braunfels(3)                       1995          23.6            --
  *Round Rock                             1996            --           3.9
  *San Antonio                            1998            --           4.2

UTAH
   Heber City(1)                          1997            --           2.5
  *Orem(3)                                1987           9.5           6.8
  *Salt Lake(2)                           1990          13.2            --
  *Salt Lake Millwork                     1999            --           1.4
   Tooele(1)                              1987           1.5           0.7
  *West Haven(4)                          1996           6.0            --

WASHINGTON
  *Everett(2)                             1994          29.3            --
  *Issaquah(4)                            1994          21.4            --
  *Kent                                   1994           4.5            --
  *Puget Sound Millwork                   1998            --            --
  *Spokane(4)                             1990           9.2            --
   Spokane Truss
  *Tacoma(3)                              1987           8.9            --
  *Vancouver(4)                           1994            --           5.4

WYOMING
  *Jackson                                1996            --           1.0

*    Business unit

(1) These locations are satellites of existing locations and not counted as business units.

(2)  These locations include a truss facility.

(3)  These locations include a truss and a millwork facility.

(4)  These locations include a millwork facility.

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


                                                          COMMON STOCK PRICES:
FISCAL 2000                                             HIGH                LOW
-----------                                             ----                ---
Quarter ended March 31, 2000                          $10.938            $ 8.875
Quarter ended June 30, 2000                            11.000              7.750
Quarter ended September 30, 2000                       10.438              8.500
Quarter ended December 31, 2000                         9.500              7.563

FISCAL 1999                                             HIGH                LOW
-----------                                             ----                ---
Quarter ended March 31, 1999                          $12.625            $ 9.375
Quarter ended June 30, 1999                            12.750              9.750
Quarter ended September 30, 1999                       13.313             10.000
Quarter ended December 31, 1999                        11.750              7.500


We have not paid any dividends on our Common Stock and the Board of Directors presently intends to continue this policy in order to retain earnings for use in the business. The amount of dividend payments is restricted by our loan agreements. At March 15, 2001, our Common Stock was held by approximately 3,770 shareholders of record or through nominee or street name accounts with brokers (179 registered holders). The last sales price for our Common Stock, as reported by Nasdaq on March 15, 2001, was $8.938.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of BMHC for the years indicated. It is derived from our audited consolidated financial statements, and should be read in conjunction with the disclosures in Item 7; "Management's Discussion and Analysis of Financial Condition and Results of Operations," below and the consolidated financial statements and notes thereto presented on pages 9 through 11 of our 2000 Annual Report.
(amounts in thousands, except share data)

                                       2000          1999          1998        1997        1996
                                    ----------    ----------     --------    --------    --------
Net sales                           $1,013,968    $1,007,108     $877,280    $728,065    $718,024

Gross profit                           270,445       251,971      214,158     168,410     158,616

Income from operations                  42,536        45,662       35,123      24,357      28,422

Equity in earnings of
  unconsolidated companies               8,421         4,978           --          --          --

Income before extraordinary item        19,712        23,035       15,149       9,493      10,991

Extraordinary item,
  net of tax                                --        (3,352)          --          --        (342)

Net income                          $   19,712    $   19,683     $ 15,149    $  9,493    $ 10,649
Income per diluted
  common share before
  extraordinary item                $     1.54    $     1.80     $   1.20    $   0.78    $   1.00

Net income per common share:
    Basic                           $     1.55    $     1.55     $   1.21    $   0.80    $   0.99

    Diluted                         $     1.54    $     1.54     $   1.20    $   0.78    $   0.97


BALANCE SHEET DATA:
At Year End                            2000          1999          1998        1997        1996
                                    ----------    ----------     --------    --------    --------

Working capital                     $  142,075    $  139,283     $116,744    $118,612    $110,467
Total assets                           459,634       450,119      373,981     340,373     288,369
Long-term debt, net of
 current maturities and
 redeemable preferred stock            165,006       170,547      117,805     113,410      90,203
Shareholders' equity                   220,555       200,110      180,250     160,951     145,088

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is presented under the caption "Financial Review" in BMHC's 2000 Annual Report to Shareholders ("Annual Report"). The information under this caption is incorporated herein by this reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BMHC's consolidated financial statements and related notes, together with the report of our independent accountants, are presented on pages 12 through 24 of our 2000 Annual Report to Shareholders and are incorporated herein by this reference.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Building Materials Holding Corporation:

We have audited the accompanying consolidated statement of income, shareholders' equity and cash flows of Building Materials Holding Corporation (a Delaware corporation) and subsidiary for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Building Materials Holding Corporation and subsidiary for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.


                                           /s/ ARTHUR ANDERSEN LLP





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

(a)(2)      New independent accountants

            (i) The Registrant engaged PricewaterhouseCoopers LLP as its new independent accountants as of May 14, 1999. During the two most recent fiscal years and through May 14, 1999, the Registrant has not consulted with PricewaterhouseCoopers LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and neither a written report was provided to the Registrant or oral advice was provided that PricewaterhouseCoopers LLP concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

(a)(3) The Registrant has requested that Arthur Andersen LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated May 13, 1999, was filed as Exhibit 16 to Form 8-K on May 13, 1999 and is incorporated herein by reference.

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

The information required by this Item concerning compliance with Section 16(a) of the Exchange Act is presented under the caption entitled "Certain Relationships and Other Transactions" of the Proxy Statement and is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item concerning compensation of the Company's executive officers for the year ended December 31, 2000, is presented under the captions entitled "Executive Compensation and Other Information" of the Proxy Statement. This information is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item concerning the security ownership of certain beneficial owners, directors and executive officers, as of December 31, 2000, is set forth under the caption "Security Ownership of Certain Beneficial Owners" of the Proxy Statement and is incorporated herein by this reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item concerning certain relationships and related transactions during 2000 is set forth under the caption "Certain Relationships and Other Transactions" of the Proxy Statement and is incorporated herein by this reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this annual report on Form 10-K:

          1. FINANCIAL STATEMENTS: incorporated herein by this reference from pages 12 through 24 of the Annual Report to Shareholders.

          - Consolidated Statements of Income for the years ended December 31, 2000, 1999, and 1998.

          - Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999.

          - Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.

          - Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

          -    Notes to Consolidated Financial Statements.

          -    Reports of Independent Accountants.                          PAGE

          2.   FINANCIAL STATEMENT SCHEDULES:

               Reports of Independent Accountants on Financial Statement
               Schedules ...................................................  24

               I.   Valuation and Qualifying Accounts for the years ended
               December 31, 2000, 1999 and 1998 ............................  28

Schedules other than those listed are omitted because they are not applicable or because the required information is shown in the financial statements or notes.

          3. COMBINED FINANCIAL STATEMENTS: Knipp Brothers Industries, LLC, KBI Distribution, LLC and KB Industries Limited Partnership

          -    Combined Balance Sheets as of December 31, 2000 and
               December 31, 1999 ........................................... F-3

          -    Combined Statement of Income for the years ended
               December 31, 2000 and for the Period from May 1, 1999
               (Date Operations Commenced) through December 31, 1999........ F-4

          - Combined Statements of Changes in Equity for the years ended December 31, 2000 and for the Period from May 1, 1999
               (Date Operations Commenced) through December 31, 1999 ....... F-5

          -    Combined Statements of Cash Flows for the years ended
               December 31, 2000 and for the Period from May 1, 1999
               (Date Operations Commenced) through December 31, 1999........ F-6

          -    Notes to Combined Financial Statements ...................... F-8

          4.   EXHIBITS:
               A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by this reference.

(b)            Reports on Form 8-K

               No Form 8-Ks were filed during the fourth quarter of the fiscal year.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Building Materials Holding Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 27, 2001 appearing in the 2000 Annual Report to Shareholders of Building Materials Holding Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules for the years ended December 31, 2000 and 1999 listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
February 27, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Building
  Materials Holding Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated statement of income, shareholders' equity and cash flows of Building Materials Holding Corporation as of December 31, 1998 included in Building Materials Holding Corporation's annual report to shareholders incorporated by reference in the Form 10-K for the period ended December 31, 2000 and have issued our report thereon dated January 25, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Part IV, Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



/s/ ARTHUR ANDERSEN
-------------------


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

Dated: March 6, 2001

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


(i) Principal Executive Officer:                  (iv) Directors:


/s/ ROBERT E. MELLOR                              /s/ GEORGE E. MCCOWN
--------------------                              --------------------
Robert E. Mellor                                  George E. McCown
President, Chief Executive                        Chairman of the Board
Officer and Director                              of Directors
March 6, 2001                                     March 6, 2001


(ii) Principal Financial Officer:                 /s/ ROBERT E. MELLOR
                                                  --------------------
                                                  Robert E. Mellor
                                                  March 6, 2001
/s/ ELLIS C. GOEBEL
-------------------
Ellis C. Goebel                                   /s/ ALEC F. BECK
Senior Vice President - Finance and Treasurer     ----------------
March 6, 2001                                     Alec F. Beck
                                                  March 6, 2001

                                                  /s/ H. JAMES BROWN
(iii) Principal Accounting Officer:               ------------------
                                                  H. James Brown
/s/ ROBERT L. BECCI                               March 6, 2001
-------------------
Robert L. Becci
Vice President and Controller                     /s/ WILBUR J. FIX
March 6, 2001                                     -----------------
                                                  Wilbur J. Fix
                                                  March 6, 2001

                                                  /s/ DONALD S. HENDRICKSON
                                                  -------------------------
                                                  Donald S. Hendrickson
                                                  March 6, 2001

                                                  /s/ GUY O. MABRY
                                                  -----------------
                                                  Guy O. Mabry
                                                  March 6, 2001

                                                  /s/ PETER S. O'NEILL
                                                  --------------------
                                                  Peter S. O'Neill
                                                  March 6, 2001

                     BUILDING MATERIALS HOLDING CORPORATION

                 SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                             (AMOUNTS IN THOUSANDS)


                                                        ADDITIONS         ADDITIONS
                                     BALANCE AT         CHARGED TO       CHARGED TO
                                     BEGINNING          COSTS AND           OTHER                         BALANCE AT
DESCRIPTION                           OF YEAR            EXPENSES          ACCOUNTS       DEDUCTIONS      END OF YEAR
-----------                      --------------        -----------         --------       ----------      -----------
DEDUCTED FROM ASSET ACCOUNTS:
ALLOWANCE FOR DOUBTFUL ACCOUNTS

Year Ended
 December 31, 2000                     $2,257             $1,582            $ --          $1,654(1)          $2,185
Year Ended
 December 31, 1999                     $2,062             $1,811            $ --          $1,616(1)          $2,257
Year Ended
 December 31, 1998                     $1,617             $2,279            $ --          $1,834(1)          $2,062


(1)  Represents write-offs of uncollectible receivables, net of recoveries.

                     BUILDING MATERIALS HOLDING CORPORATION

                                INDEX TO EXHIBITS
                          Filed with the Annual Report
                              on Form 10-K for the
                          Year Ended December 31, 2000

EXHIBIT  EXHIBIT
FOOTNOTE  NUMBER   DESCRIPTION                                              PAGE

(g)       3.5      Amended Certificate of Incorporation, filed with the
                   office of the Secretary of State of the State of Delaware on September 23, 1997.

(g)       3.6.1    Amended and Restated By-laws of the Registrant.

(c)       4.2      Form of Note.

(g)       4.4      Agreement and Plan of Merger, dated September 23, 1997
                   by and among the Registrant, BMC West Corporation and BMC West Merger Corporation.

(g)       4.7      Rights Agreement, dated September 19, 1997, as amended
                   as of November 5, 1998 by and between the Registrant and American Stock Transfer and Trust Company.

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

(m)       10.31**  Securities Purchase Agreement dated as of March 23,
                   1999, Between Knipp Brothers, Inc., Lawrence W. Knipp and BMHC and BMHC Framing, Inc.

(m)       10.32**  Amended and Restated Limited Liability Company Agreement
                   of Knipp Brothers Industries, LLC Dated May 1, 1999.

(m)       10.33    Put Agreement dated April 30, 1999 between Knipp
                   Brothers, Inc., an Arizona Corporation, BMHC Framing,
                   Inc., A Delaware Corporation, Building Materials Holding
                   Corporation, a Delaware Corporation and Knipp Brothers
                   Industries, LLC, a Delaware limited liability company.

(m)       10.34    Asset Purchase Agreement dated as of October 13, 1999,
                   between BMCW, LLC and Rowland Manufacturing Corporation dba Royal Door Company, Inc.

(m)       10.35    Promissory Note between BMCW, LLC Rowland Manufacturing
                   Corporation dba Royal Door Company, Inc.

(m)       10.36    Credit Agreement among Bank of America, N.A., as Agent,
                   the Company, and Ten Other Financial Institutions Party
                   Hereto dated November 30, 1999.

(m)       10.37    Amended and Restated Severance Plan for Certain Key
                   Executive Officers, Senior Management and Key Employees of the Company and its subsidiaries as Adopted by the Board of Directors of the Company on February 17, 2000.

(n)       10.38    Building Materials Holding Corporation 2000 Stock
                   Incentive Plan.

(o)       10.39    Building Materials Holding Corporation Employee Stock
                   Purchase Plan.

          10.40 Purchase and Sale Agreement dated as of April 15, 2000, between BMCW Southcentral, L.P., and Frontier
                   Wholesale Company and Shareholders.

          11.0     Statement regarding computation of earnings per share.

          13.1 Building Materials Holding Corporation's 2000 Annual Report. Such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K.

(l)       16.1       Letter of response to SEC from Arthur Andersen LLP dated
                     May 13, 1999.

          23.1 Consent of PricewaterhouseCoopers LLP. Reference is made to page 70.

          23.2 Consent of Arthur Andersen LLP. Reference is made to page 71.

          24.1       Power of Attorney. Reference is made to page 26.


        ----------

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

(m) Filed as an Exhibit to Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Commission on March 31, 2000, and incorporated herein by reference.

(n) Filed as an Exhibit to BMHC's Report on Form S-8, filed with the Commission on August 22, 2000 and incorporated herein by reference.

(o) Filed as an Exhibit to BMHC's Report on Form S-8, filed with the Commission on October 2, 2000 and incorporated herein by reference.


 * Component of executive compensation.

** Portions of this exhibit have been redacted and are subject to a request for confidential treatment.