Form 10-K/A
period 2000-12-31
BUILDING MATERIALS HOLDING CORP
filed 2001-05-14
CIK 1046356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               -------------------

                                 AMENDMENT NO. 1
                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Fiscal Year Ended December 31, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Transition period from ________ to _______


                         Commission file number: 0-19335


                     BUILDING MATERIALS HOLDING CORPORATION

             (Exact name of registrant as specified in its charter)


Incorporated in the State of Delaware          I.R.S. Employer Number 91-1834269


                     BUILDING MATERIALS HOLDING CORPORATION
       One Market Plaza, Steuart Tower, Ste 2650, San Francisco, CA 94105
                            Telephone: (415)227-1650

                       ----------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                                 Title of Class

                       ----------------------------------

                    Documents incorporated by reference: None

                                 AMENDMENT NO. 1

                                   FORM 10-K/A


     This Amendment No. 1 to Form 10-K/A is being filed by Building Materials Holding Corporation (the "Company") to add the consent of independent public accountants as Exhibit 23.3. The consent was inadvertently excluded from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as originally filed.




ITEM 14.  EXHIBITS


     (a)(3) The following exhibit shall be added to the list of exhibits previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.


    NUMBER     DESCRIPTION
    ------     -----------
     23.3      Consent of Secore & Niedzialek, P.C.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



BUILDING MATERIALS HOLDING CORPORATION

By:     /s/ ROBERT E. MELLOR
      ---------------------------------
      Robert E. Mellor
      President, Chief Executive Officer and Director

Dated: May 11, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


(i)   Principal Executive Officer:      (iv)  Directors:

          /s/ ROBERT E. MELLOR                                **
      -----------------------------           ----------------------------------
            Robert E. Mellor                           George E. McCown
       President, Chief Executive             Chairman of the Board of Directors
          Officer and Director                           May , 2001
              May 11, 2001

                                                              **
(ii)  Principal Financial Officer:            ----------------------------------
                                                         Alec F. Beck
                   **                                    May , 2001
      -----------------------------
             Ellis C. Goebel
         Senior Vice President -
                                                              **
          Finance and Treasurer               ----------------------------------
              May ___, 2001                             H. James Brown
                                                         May , 2001

(iii) Principal Accounting Officer:
                                                              **
                   **                         ----------------------------------
      -----------------------------                      Wilbur J. Fix
             Robert L. Becci                             May , 2001
      Vice President and Controller
              May ___, 2001

                                                              **
                                              ----------------------------------
                                                     Donald S. Hendrickson
                                                         May , 2001


**By:  /s/ ROBERT E. MELLOR                                  **
      ----------------------------            ----------------------------------
           Robert E. Mellor                              Guy O. Mabry
           Attorney-in-Fact
                                                         May __, 2001


                                                    /s/ ROBERT E. MELLOR
                                              ----------------------------------
                                                       Robert E. Mellor
                                                         May 11, 2001


                                                              **
                                              ----------------------------------
                                                       Peter S. O'Neill
                                                         May __, 2001