Form 10-Q
period 2001-03-31
BUILDING MATERIALS HOLDING CORP
filed 2001-05-15
CIK 1046356

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


_X_ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   March 31, 2001   or
                                ---------------

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

Yes __X__ No _____
      -


          Class                                           Shares Outstanding as
          -----                                           of May 4, 2001:

          Common stock $.001 par value                    12,852,607

                     BUILDING MATERIALS HOLDING CORPORATION

                                      INDEX

                                                                          Page
                                                                         Number
PART I -- FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Condensed Consolidated Statements of Income for the three
     months ended March 31, 2001 and 2000                                  3

     Condensed Consolidated Balance Sheets as of March 31, 2001
     and December 31, 2000                                                 4

     Condensed Consolidated Statements of Cash Flows for the
     three months ended March 31, 2001 and 2000                            5

     Notes to Condensed Consolidated Financial Statements                  6

     Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                   9


PART II -- OTHER INFORMATION                                              12

     Item 1 - Legal Proceedings                                           12


SIGNATURES                                                                13

                     BUILDING MATERIALS HOLDING CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (amounts in thousands, except per share data)


                                                  Three Months Ended
                                         March 31,                    March 31,
                                            2001                        2000
                                         ---------                   -------

 Net sales                                $223,149                    $233,467

 Cost of sales                             159,482                     173,466
                                         ---------                   ---------
 Gross profit                               63,667                      60,001

 Selling, general and                       58,742                      52,905
   administrative expense

 Other income                                  572                       2,565
                                         ---------                   ---------
 Income from operations                      5,497                       9,661

 Equity in earnings of
   unconsolidated companies
                                             1,847                       1,976

 Interest expense                            3,807                       4,373
                                         ---------                   ---------
 Income before income taxes                  3,537                       7,264

 Income taxes                                1,362                       2,797
                                         ---------                   ---------

 Net income                                 $2,175                      $4,467
                                         =========                   =========

 Net income per common share:
   Basic:                                    $0.17                       $0.35
                                             =====                       =====

   Diluted:                                  $0.17                       $0.35
                                             =====                       =====



The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)


                                                                   (UNAUDITED)
                                                                     March 31,          December 31,
                                                                       2001                 2000
                                                                   ------------         ------------
ASSETS
Current assets
     Cash                                                               $6,206            $ 4,570
     Receivables, net                                                  107,813            111,287
     Inventories                                                        78,916             79,023
     Prepaid expenses and other current assets                           7,985              8,309
                                                                      --------           --------
         Total current assets                                          200,920            203,189

Property, plant and equipment, net                                     170,576            167,709
Equity investments in unconsolidated companies                          33,634             31,787
Goodwill, net                                                           46,202             46,679
Deferred loan costs                                                      3,695              3,981
Other                                                                    6,957              6,289
                                                                      --------           --------
Total assets                                                          $461,984           $459,634
                                                                      ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable and accrued expenses                              65,340             61,114
                                                                      --------           --------
         Total current liabilities                                      65,340             61,114

Long-term debt                                                         159,916            165,006
Other long-term liabilities                                             13,989             12,959
                                                                      --------           --------
Total liabilities                                                      239,245            239,079
                                                                      --------           --------

Stockholders' equity
   Common stock, $.001 par value, 20,000,000 shares
    authorized; 12,700,686 and 12,679,686 shares
    outstanding, respectively                                               13                 13
Additional paid-in capital                                             109,175            109,166
Retained earnings                                                      113,551            111,376
                                                                      --------           --------
         Total stockholders' equity                                    222,739            220,555
                                                                      --------           --------
Total liabilities and stockholders' equity                            $461,984           $459,634
                                                                      ========           ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (amounts in thousands)


                                                                         Three Months Ended
                                                                    March 31,          March 31,
                                                                      2001               2000
                                                                    ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                             $2,175              $ 4,467
Adjustments to reconcile net income to cash flows from
 operating activities:
     Depreciation and amortization                                      4,102                3,998
     Deferred income taxes                                                (74)                 --
     Net gain on sale of assets                                           (13)              (2,056)
     Equity in earnings of unconsolidated companies                    (1,847)              (1,976)
Changes in assets and liabilities, net of effects of
       acquisitions and location sales
     Receivables, net                                                   3,474               (4,160)
     Inventories                                                         (477)             (10,040)
     Prepaid expenses                                                   1,010                4,566
     Accounts payable and accrued expenses                              5,467                2,379
     Other assets and long-term liabilities                               468                  309
                                                                       ------               ------
Net cash flows from operating activities                               14,285               (2,513)
                                                                       ------              -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                    (7,624)             (18,610)
Acquisitions, net of cash acquired                                         --                 (479)
Proceeds from sale of business unit, net of cash sold                     758                   --
Proceeds from disposition of property and equipment                     1,340                5,478
Other, net                                                               (661)                (750)
                                                                       ------               ------
Net cash flows from investing activities                               (6,187)             (14,361)
                                                                       ------              -------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on term notes                                       (2,778)                  --
Net change under revolving credit agreement                            (2,400)              17,089
Change in book overdrafts                                              (1,239)                 705
Other, net                                                                (45)                  19
                                                                       ------               ------
Net cash flows from financing activities                               (6,462)              17,813
                                                                       ------              -------

Net change in cash                                                      1,636                  939
Cash, beginning of period                                               4,570                7,452
                                                                       ------               ------
Cash, end of period                                                    $6,206              $ 8,391
                                                                       ======              =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Building Materials Holding Corporation ("BMHC" or the "Company") on a consolidated basis, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 2000 Annual Report. In the opinion of management, all adjustments necessary to present fairly the results for the periods presented have been included. The adjustments made were of a normal, recurring nature.

Due to the seasonal nature of BMHC's business, the condensed consolidated results of operations and resulting cash flows for the periods presented are not necessarily indicative of the results that might be expected for the fiscal year.


2. NET SALES BY PRODUCT (in thousands)

                                          Three Months Ended
                                              March 31,
                                 2001                              2000
                                 ----                              ----

Wood Products              $85,268      38.2%               $ 98,562      42.2%
Value-added                101,043      45.3                  94,274      40.4
Building Materials          22,858      10.2                  26,196      11.2
Other                       13,980       6.3                  14,435       6.2
                            ------      ----                  ------      ----
                          $223,149     100.0%               $233,467     100.0%
                          ========                          ========

3. NET INCOME PER COMMON SHARE (in thousands)

Net income per common share was determined using the following information:

                                                      Three Months Ended
                                                          March 31,
                                                  2001                 2000
                                               ----------           -------


Net income available to common
   shareholders                                 $2,175               $4,467
                                                ======               ======

Weighted average shares used to
   determine basic net income
   per common share                             12,840               12,689

Net effect of dilutive stock options
                                                    35                  104
                                                ------               ------

Weighted average shares used to
   determine diluted net income per
   common share
                                                12,875               12,793
                                                ======               ======


4. DEBT (in thousands)
At March 31, 2001, debt consisted of the following:

Term note                                                          $105,545
Revolving credit facility                                            49,800
Non-interest bearing term note, net of related
  discount of $1,050                                                  3,950
Other                                                                   621
                                                                  ---------
                                                                   $159,916

Principal payments of $12.1 million due within the next twelve months are expected to be refinanced through the unused portion of the revolving credit facility. As a result, this amount has been classified as long-term.

5. EQUITY INVESTMENT
Summarized first quarter 2001 and 2000 combined income statement information of the Company's equity-basis unconsolidated companies follows (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                       2001             2000
                                                       ----             ----

     Net Sales                                      $35,626          $34,855
     Income from operations                         $ 1,109          $ 1,111
     Net Income                                     $ 1,094          $ 1,107
     Less other members share of net income            (558)            (565)
                                                    -------          -------
     Company's share of net income                      536              542
     Other income allocations, net
     of amortization of intangibles                   1,311            1,434
                                                    -------          -------
     Equity in earnings of
       unconsolidated companies                      $1,847           $1,976
                                                    =======          =======



6. SUBSEQUENT EVENT

On May 10, 2001, the Company announced their intent to exercise its option to acquire the remaining 51% interest in Knipp Brothers Industries, LLC. Terms for the acquistion of the remaining 51% interest are currently being finalized. The Company expects, subject to various regulatory approvals, to finalize terms during the second quarter and close the transaction by early July 2001.

                     BUILDING MATERIALS HOLDING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
         Certain statements made in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors are discussed in detail in Building Materials Holding Corporation's Form 10-K for the fiscal year ended December 31, 2000. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in the Annual Report on Form 10-K or this Form 10-Q except as required by law.

The following table sets forth for the periods indicated the percentage relationship to net sales of certain costs, expenses and income items. The table and subsequent discussion should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                                For The Three Months Ended
                                                         March 31,
                                                 2001                2000
                                               --------            ------

Net sales                                       100.0%             100.0%
Gross profit                                     28.5               25.7
Selling, general and
 administrative expense                          26.3               22.7
Other income                                       .2                1.1
Income from operations                            2.5                4.1
Equity in earnings of unconsolidated
companies                                          .8                 .8
Interest expense                                  1.7                1.9
Income taxes                                      0.6                1.2
Net income                                        1.0                1.9

FIRST QUARTER OF 2001 COMPARED TO THE FIRST QUARTER OF 2000
-----------------------------------------------------------

Net sales for the three months ended March 31, 2001 were $223.1 million, down 4.4% from the first quarter of 2000 when sales were $233.5 million. The decrease in net sales resulted primarily from the impact of deflation of commodity wood product prices. The Company expects that commodity wood product prices in BMHC's product mix will remain, on average, at current levels and will adversely affect BMHC's financial results in the second quarter of 2001. Same-store sales decreased 6.7% as compared to the first quarter of 2000 at facilities that operated for at least two months in both the first quarter of 2000 and 2001. Value-added products accounted for $101.0 million, or 45.3% of net sales for the first quarter of 2001, an increase from $94.3 million, or 40.4% of net sales for the first quarter of 2000.

Gross profit as a percentage of sales increased to 28.5% in the first quarter of 2001 from 25.7% in the first quarter of 2000, primarily as a result of increased sales of higher margin value-added products, such as roof trusses, pre-hung doors, millwork, and pre-assembled windows. In addition, gross margins have increased in our commodity wood products due to the impact of deflation, resulting in lower material costs.

Selling, general and administrative (SG&A) expense was $58.7 million in the first quarter of 2001 as compared to $52.9 million in the first quarter of 2000, and increased as a percentage of net sales from 22.7% in 2000 to 26.3% in 2001. The Company attributes most of this dollar increase to the increase in value-added product sales, which generally require higher SG&A expenses, and the cost of integrating facility expansions and operations acquired during the last 12 months. The percentage increase is a result of reduced net sales due to the deflation of commodity wood product prices.

Other income decreased from $2.5 million in 2000 to $0.5 million in 2001 due primarily to a $2.2 million gain on the sale of real estate in Beaverton, Oregon realized in the first quarter of 2000.

Equity in earnings of unconsolidated companies was $1.8 million compared to $2.0 million in the first quarter of 2000. This decrease is attributed to startup costs associated with the addition of a lumber operation and truss plant in Nevada and startup costs incurred due to expansion into the California market.

Interest expense of $3.8 million in the first quarter of 2001 decreased from $4.4 million in the same period of 2000, primarily due to lower debt levels. These lower debt levels are the result of reduced working capital needs, largely attributable to lower commodity wood prices. Average debt levels for the first quarter of 2001 were $159.4 million compared to $179.4 million in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary need for capital resources is to fund future growth and capital expenditures, as the Company has expanded operations in recent years. Capital resources have primarily consisted of cash flows from operations and the incurrence of debt.

OPERATIONS
In the first three months of 2001, net cash provided by operations was $14.3 million compared to net cash used in operations of $2.5 million in the first three months of 2000. The increase in cash provided by operations is primarily due to a decrease in net receivables as a result of lower net sales and an increase in accounts payable. Working capital decreased from $142.1 million at March 31, 2000 to $135.6 million at March 31, 2001.

CAPITAL INVESTMENT AND ACQUISITIONS
Capital expenditures were $7.6 million in the first three months of 2001. Capital expenditures were incurred to acquire additional property and expand and remodel existing building materials centers and value-added facilities. Proceeds from the sale of business units, net of cash sold, was $0.7 million during the first three months of 2001, related to the sale of the Grand Junction, Colorado location.

FINANCING
Net cash used by financing activities was $6.5 million in the first three months of 2001 compared to cash provided of $17.8 million in the same period in 2000. As a result of less working capital needs during the first quarter of 2001, the Company made payments upon its revolving credit agreement, as well as provided for payments on its term note.

At March 31, 2001 the Company's existing senior credit facility provided for borrowings of up to $244.4 million, which includes $105.5 million provided for by the term loan all of which was outstanding at March 31, 2001, and $138.9 million provided for by the revolving credit facility, $49.8 million of which was outstanding at March 31, 2001. Borrowings under the facility bear interest at prime plus 0.50% to 1.50%, or Offshore Rate plus 2.0% to 3.0%. The agreement expires in 2004.

In the third quarter of 1998, a shelf registration was filed with the Securities and Exchange Commission to register 2,000,000 shares of common stock. The Company may issue these shares from time to time in connection with future business combinations, mergers and/or acquisitions.

Based on the Company's ability to generate cash flows from operations, its borrowing capacity under the revolver and its access to debt and equity markets, the Company believes it will have sufficient capital to meet its anticipated needs.

DISCLOSURES OF CERTAIN MARKET RISKS
The Company experiences changes in interest expense when market interest rates change or changes are made to its debt structure. Previously, the Company has managed its exposure to market interest rate changes through periodic refinancing of its variable rate debt with fixed rate term debt obligations. Based on debt outstanding at March 31, 2001, a 25 basis point increase in interest rates would result in approximately $400,000 of additional annual interest costs.

Commodity wood products, including lumber and panel products, accounted for approximately 38.2% and 42.2% of net sales in the first three months of 2001 and 2000, respectively. Prices of commodity wood products, which are subject to significant volatility, could directly affect net sales. The Company does not utilize any derivative financial instruments.

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

                                BUILDING MATERIALS HOLDING CORPORATION


Date:  May 4, 2001              /s/ Robert E. Mellor
                                ------------------------------------------
                                Robert E. Mellor
                                President, Chief Executive Officer
                                and Director (Principal Executive Officer)


Date:  May 4, 2001              /s/ Ellis C. Goebel
                                ------------------------------------------
                                Ellis C. Goebel
                                Senior Vice President - Finance
                                and Treasurer
                                (Principal Financial Officer)