Form 10-Q
period 2001-06-30
BUILDING MATERIALS HOLDING CORP
filed 2001-08-14
CIK 1046356

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


_X_ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   June 30, 2001   or
                                ---------------

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

Yes __X__ No ____


                                                           Shares Outstanding as
           Class                                           of August 10, 2001:
           -----

           Common stock $.001 par value                    12,941,649

                     BUILDING MATERIALS HOLDING CORPORATION

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I -- FINANCIAL INFORMATION

          Item 1 - Financial Statements

          Condensed Consolidated Statements of Income for
          the three and six months ended June 30, 2001 and 2000                3

          Condensed Consolidated Balance Sheets as of June
          30, 2001 and December 31, 2000                                       4

          Condensed Consolidated Statements of Cash Flows
          for the six months ended June 30, 2001 and 2000                      5

           Notes to Condensed Consolidated Financial Statements                6

          Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       10

PART II -- OTHER INFORMATION

          Item 1 - Legal Proceedings                                          14

          Item 4 - Submission of Matters to a Vote of
          Security Holders                                                    15

          Item 6 - Exhibits and Reports on Form 8-K                           15

SIGNATURES                                                                    16

                                BUILDING MATERIALS HOLDING CORPORATION
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                              (UNAUDITED)
                             (amounts in thousands, except per share data)

                                       Three Months Ended     Six Months Ended
                                       June 30,   June 30,   June 30,   June 30,
                                       --------   --------   --------   --------
                                         2001       2000       2001       2000
                                       --------   --------   --------   --------
Net sales                              $268,416   $271,404   $491,565   $504,871

Cost of sales                           194,621    201,322    354,103    374,788
                                       --------   --------   --------   --------
Gross profit                             73,795     70,082    137,462    130,083

Selling, general and
 administrative expense                  62,532     57,101    121,274    110,006

Other income (expense), net                 318        598        890      3,163
                                       --------   --------   --------   --------
Income from operations                   11,581     13,579     17,078     23,240

Equity in earnings of
 unconsolidated companies                 2,970      2,276      4,817      4,252

Interest expense                          3,063      4,420      6,870      8,793
                                       --------   --------   --------   --------
Income before income taxes               11,488     11,435     15,025     18,699

Income taxes                              4,423      4,402      5,785      7,199
                                       --------   --------   --------   --------
Net income                             $  7,065   $  7,033   $  9,240   $ 11,500
                                       ========   ========   ========   ========

Net income per common share:
    Basic:                             $   0.55   $   0.55   $   0.72   $   0.90
                                       ========   ========   ========   ========

    Diluted:                           $   0.54   $   0.55   $   0.72   $   0.90
                                       ========   ========   ========   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)

                                                     (UNAUDITED)
                                                       June 30,     December 31,
                                                         2001           2000
                                                      ----------     ----------
ASSETS
Current assets
   Cash and cash equivalents                            $ 31,395       $  4,570
   Receivables, net                                      123,977        111,287
   Inventories                                            87,570         79,023
   Prepaid expenses and other current assets               7,881          8,309
                                                      ----------     ----------
       Total current assets                              250,823        203,189

Property, plant and equipment, net                       171,003        167,709
Equity investments in unconsolidated companies            32,988         31,787
Goodwill, net                                             46,292         46,679
Deferred loan costs                                        3,410          3,981
Other                                                      6,482          6,289
                                                      ----------     ----------
Total assets                                            $510,998       $459,634
                                                      ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses                $ 70,849       $ 61,114
                                                      ----------     ----------
         Total current liabilities                        70,849         61,114

Long-term debt                                           193,081        165,006
Other long-term liabilities                               16,702         12,959
                                                      ----------     ----------
Total liabilities                                        280,632        239,079
                                                      ----------     ----------
Stockholders' equity
  Common stock, $.001 par value, 20,000,000
    shares authorized; 12,910,864 and
    12,679,686 shares outstanding, respectively               13             13
Additional paid-in capital                               109,737        109,166
Retained earnings                                        120,616        111,376
                                                      ----------     ----------
         Total stockholders' equity                      230,366        220,555
                                                      ----------     ----------
Total liabilities and stockholders' equity              $510,998       $459,634
                                                      ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (amounts in thousands)

                                                            Six Months Ended
                                                         June 30,      June 30,
                                                          2001          2000
                                                       ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $  9,240      $ 11,500
Adjustments to reconcile net income to cash
  flows from operating activities:
     Depreciation and amortization                          8,020         7,997
     Net gain on sale of assets                              (674)       (2,260)
     Equity in earnings of unconsolidated
       companies                                           (4,817)       (4,252)
     Distributions received from
       unconsolidated companies                             3,616         1,176
Changes in assets and liabilities, net of
  effects of acquisitions and location sales
     Receivables, net                                     (12,690)      (17,380)
     Inventories                                           (9,131)       (6,879)
     Prepaid expenses and other current assets              2,570         6,114
     Accounts payable and accrued expenses                 10,978         9,682
     Other assets and long-term liabilities                 1,593           801
                                                       ----------    ----------
Net cash flows from operating activities                    8,705         6,499
                                                       ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                       (13,335)      (23,468)
Acquisitions, net of cash acquired                             --        (5,905)

Proceeds from disposition of property
  and equipment                                             4,200         7,036

Proceeds from sale of business unit, net of
  cash sold                                                   758            --
Other, net                                                   (711)         (723)
                                                       ----------    ----------
Net cash flows from investing activities                   (9,088)      (23,060)
                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal (payments)/borrowings on term notes              (5,555)       11,100
Net change under revolving credit agreement                34,000         5,793
Change in book overdrafts                                  (1,241)       (1,358)
Principal payments of other notes payable                    (289)           --
Other, net                                                    293           (42)
                                                       ----------    ----------
Net cash flows from financing activities                   27,208        15,493
                                                       ----------    ----------
Net change in cash and cash equivalents                    26,825        (1,068)
Cash and cash equivalents, beginning of period              4,570         7,452
                                                       ----------    ----------
Cash and cash equivalents, end of period                 $ 31,395      $  6,384
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


2.  NET SALES BY PRODUCT (in thousands)

                                      Three Months Ended                             Six Months Ended
                                June 30                June 30                June 30               June 30
                                 2001                   2000                    2001                 2000
                               --------               --------               --------              --------

Wood Products                  $109,312     40.7%     $121,120     44.6%     $194,580    39.6%     $219,682    43.5%
Value-added                     112,793     42.0       103,412     38.1       213,836    43.5       197,686    39.2
Building Materials               29,585     11.1        33,301     12.3        52,443    10.7        59,497    11.8
Other                            16,726      6.2        13,571      5.0        30,706     6.2        28,006     5.5
                               --------               --------               --------              --------
                               $268,416               $271,404               $491,565              $504,871
                               ========               ========               ========              ========

3.   NET INCOME PER COMMON SHARE (in thousands)

Net income per common share was determined using the following information:

                                                     Three Months Ended                  Six Months Ended
                                                   June 30,         June 30,          June 30,         June 30,
                                                   2001              2000             2001              2000
                                                   ----              ----             ----              ----
Net income available to
 common shareholders                              $7,065            $7,033            $9,240           $11,500
                                                  ======            ======            ======           =======

Weighted average shares used
 to determine basic net
 income per common share                          12,880            12,729            12,860            12,709

Net effect of dilutive
 stock options                                       105                79                62                92
                                                   -----              ----              ----              ----

Weighted average shares used
 to determine diluted net
 income per common share                          12,984            12,808            12,922            12,801
                                                  ======            ======            ======            ======


4.  DEBT (in thousands)
At June 30, 2001, debt consisted of the following:

Term note                                                                                   $102,768
Revolving credit facility                                                                     86,200
Non-interest bearing term note, net of related
  discount of $1,050                                                                           3,527
Other                                                                                            586
                                                                                          ----------
                                                                                            $193,081
                                                                                          ==========

Principal payments of $12.1 million due within the next twelve months are expected to be refinanced through the unused portion of the revolving credit facility. As a result, this amount has been classified as long-term.

5.   EQUITY INVESTMENT

Combined income statement information of the Company's equity-basis unconsolidated companies follows (in thousands):

                                                         Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                         2001           2000                2001         2000
                                                       -------        -------             -------      -------
     Net sales                                         $50,127        $42,738             $85,753      $77,593
     Income from operations                            $ 2,379        $   660             $ 3,488      $ 1,771
     Net income                                        $ 2,249        $   696             $ 3,343      $ 1,803
     Less other members
       share of net income                              (1,147)          (355)             (1,705)        (920)
                                                       -------        -------             -------      -------
     Company's share of net income                       1,102            341               1,638          883
     Other income allocations, net
       of amortization of intangibles                    1,868          1,935               3,179        3,369
                                                       -------        -------             -------      -------
     Equity in earnings of
       unconsolidated companies                         $2,970         $2,276              $4,817       $4,252
                                                       =======        =======             =======      =======


6.   SUBSEQUENT EVENT

On July 3, 2001, the Company purchased the remaining 51% interest in Knipp Brothers Industries, LLC and certain related entities ("KBI") for total consideration of $35.7 million in cash. The Company now owns 100% of KBI, which reported annual sales of $161.4 million in 2000.

In 1999, BMHC made a $1.0 million preferred stock investment in BuildNet Inc, a provider of project management software systems, and integrated, Internet-based, e-business solutions for the homebuilding industry. Buildnet's website reported that on August 8, 2001, BuildNet Inc. filed under Chapter 11 of the Bankruptcy Code. The Company will monitor the reorganization of BuildNet and is assessing the carrying value of its investment and does not believe the effect of this event will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

7.   NEW ACOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141("FAS 141"), "Business Combinations," and Statement No. 142 ("FAS 142"),"Goodwill and Other Intangible Assets".

FAS 141 addresses the accounting for the cost of an acquired business, including any subsequent adjustments to its cost. FAS 141 supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." FAS 141 requires the use of the purchase method of accounting for all business combinations, thereby eliminating the use of the pooling-of-interests method. Further, FAS 141 establishes criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill. FAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method that are completed after June 30, 2001.

FAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. FAS 142 supercedes APB No. 17, "Intangible Assets". Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually at the reporting unit level. FAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized. However, certain provisions of FAS 142 must be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001.

The Company has not yet determined the financial effect the adoption of these statements will have on its consolidated results of operations, financial position or cash flows.

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

                                                            Three Months Ended                Six Months Ended
                                                                 June 30,                        June 30,
                                                          2001              2000             2001         2000
                                                         ------            ------           ------       ------
Net Sales                                                100.0%            100.0%           100.0%       100.0%
Gross profit                                              27.5              25.8             28.0         25.8
Selling, general and
 administrative expense                                   23.3              21.0             24.7         21.8
Other income                                               0.1               0.2              0.2          0.6
Income from operations                                     4.3               5.0              3.5          4.6
Equity in earnings of
 unconsolidated companies                                  1.1               0.8              1.0          0.8
Interest expense                                           1.1               1.6              1.4          1.7
Income taxes                                               1.6               1.6              1.2          1.4
Net income                                                 2.6               2.6              1.9          2.3

SECOND QUARTER OF 2001 COMPARED TO THE SECOND QUARTER OF 2000
-------------------------------------------------------------

Net sales for the three months ended June 30, 2001 were $268.4 million, down 1.1% from the second quarter of 2000 when sales were $271.4 million. The decrease in net sales resulted primarily from the impact of deflation of commodity wood product prices. Same-store sales decreased 0.4% as compared to the second quarter of 2000 at facilities that operated for at least two months in the second quarters of both 2000 and 2001. Value-added products and services accounted for $112.8 million, or 42.0% of net sales for the second quarter of 2001, an increase from $103.4 million, or 38.1% of net sales for the second quarter of 2000.

Gross profit as a percentage of sales increased to 27.5% in the second quarter of 2001 from 25.8% in the second quarter of 2000, primarily as a result of increased sales of higher margin value-added products and services, such as roof trusses, pre-hung doors, millwork, and pre-assembled windows. In addition, gross margins have increased in our commodity wood products due to the impact of deflation, resulting in lower material costs.

Selling, general and administrative (SG&A) expense was $62.5 million in the second quarter of 2001 as compared to $57.1 million in the second quarter of 2000, and increased as a percentage of net sales from 21.0% in 2000 to 23.3% in 2001. The Company attributes most of this percentage increase to the higher relative costs associated with value-added products and services, as well as the impact on sales of commodity wood price deflation.

Other income decreased from $0.6 million in 2000 to $0.3 million in 2001.
In the second quarter of 2001 the Company recognized a loss resulting from the anticipated real estate sale of property in Salem, Oregon, which was offset by a gain resulting from the real estate sale of property in Boise, Idaho.

Equity in earnings of unconsolidated companies was $3.0 million compared to $2.3 million in the second quarter of 2000. This increase is attributed to improved sales and profitability of the unconsolidated companies. On July 3, 2001, the Company purchased the remaining 51% interest in Knipp Brothers Industries, LLC. and certain related entities for total consideration of $35.7 million in cash (the "KBI Purchase").

Interest expense of $3.1 million in the second quarter of 2001 decreased from $4.4 million in the same period of 2000, primarily due to lower average debt levels and lower interest rates. Average debt levels for the second quarter of

2001 were $161.0 million compared to $185.2 million in the second quarter of 2000.

FIRST SIX MONTHS OF 2001 COMPARED WITH THE FIRST SIX MONTHS OF 2000

Net sales for the six months ended June 30, 2001 were $491.6 million down 2.6% from the first half of 2000 when sales were $504.9 million. The decrease in net sales resulted primarily from the impact of deflation of commodity wood product prices. Same-store sales decreased 3.7% at facilities that operated for at least four months in the six month period of 2000 and the six month period of 2001. Value-added products and services accounted for $213.8 million, or 43.5% of net sales for the first half of 2001, an increase from $197.7 million, or 39.2% of net sales for the first half of 2000.

Gross profit as a percentage of sales improved to 28.0% in the first half of 2001 from 25.8% in the first six months of 2000, primarily as a result of increased sales of higher margin value-added products and services, such as roof trusses, pre-hung doors, millwork, and pre-assembled windows.

SG&A expense was $121.3 million in the first six months of 2001 as compared to $110.0 million in 2000, and increased as a percentage of net sales to 24.7% in 2001 from 21.8% in 2000. The Company attributes most of this percentage increase to the higher relative costs associated with value-added products and services, as well as the impact on sales of commodity wood price deflation.

Other income decreased from $3.2 million in the first half of 2000 to $0.9 million in the first half of 2001. During the first half of 2000, the Company recognized a gain of $2.2 million on the sale of real estate in Beaverton, Oregon. In the first half of 2001, the Company recognized a net loss of $0.2 million from real estate property transactions in Salem, Oregon and Boise, Idaho.

Equity in earnings of unconsolidated companies for the first half of 2001 was $4.8 million compared to $4.3 million in the first half of 2000. This increase is attributed to improved sales and profitability of the unconsolidated companies. On July 3, 2001, the Company purchased the remaining 51% interest in Knipp Brothers Industries, LLC. and certain related entities for total consideration of $35.7 million in cash (the "KBI Purchase").

Interest expense decreased to $6.9 million in the first six months of 2001 from $8.8 million in the same period of 2000, primarily due to lower average debt levels and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary need for capital resources is to fund future growth and capital expenditures. Capital resources have primarily consisted of cash flows from operations and the issuance of debt.

OPERATIONS

In the first half of 2001, net cash from operations was $8.7 million compared to net cash from operations of $6.5 million in the first half of 2000. The increase in cash provided by operations is primarily due to increases in distributions from unconsolidated companies. Working capital increased from $144.3 million at June 30, 2000 to $180.0 million at June 30, 2001 due primarily to advances made on the revolving credit facility in anticipation of the KBI purchase.

CAPITAL INVESTMENT AND ACQUISITIONS

Capital expenditures were $13.3 million in the first half of 2001. Capital expenditures were incurred to acquire additional property and to expand and remodel existing building materials centers and value-added facilities. Proceeds from the sale of business units, net of cash sold, were $0.8 million during the first half of 2001, which primarily related to the Grand Junction, Colorado location.

FINANCING

Net cash provided by financing activities was $27.2 million in the first six months of 2001 compared to cash provided of $15.5 million in the same period in 2000. As a result of the anticipated KBI purchase, the Company made borrowings under its revolving credit facility, as well as provided for payments on its term note.

At June 30, 2001 the Company's existing senior credit facility provided for borrowings of up to $241.7 million, which included $102.8 million provided for by the term loan all of which was outstanding at June 30, 2001, and $138.9 million provided for by the revolving credit facility, $86.2 million of which was outstanding at June 30, 2001. Borrowings under the facility bear interest at prime plus 0.50% to 1.50%, or Offshore Rate plus 2.0% to 3.0%. The agreement expires in 2004.

In the third quarter of 1998, a shelf registration was filed with the Securities and Exchange Commission for 2,000,000 shares of common stock. The Company may issue these shares from time to time in connection with future business combinations, mergers and/or acquisitions.

Based on the Company's ability to generate cash flows from operations, its borrowing capacity under the revolver and its access to debt and equity markets, the Company believes it will have sufficient capital to meet its anticipated needs.

DISCLOSURES OF CERTAIN MARKET RISKS

The Company experiences changes in interest expense when market interest rates change or changes are made to its debt structure. Previously, the Company has managed its exposure to market interest rate changes through periodic refinancing of its variable rate debt with fixed rate term debt obligations. Based on debt outstanding at June 30, 2001, a 25 basis point increase in interest rates would result in approximately $483,000 of additional annual interest costs.

Commodity wood products, including lumber and panel products, accounted for approximately 39.6% and 43.5% of net sales in the first half of 2001 and 2000, respectively. Prices of commodity wood products, which are subject to significant volatility, could directly affect net sales. The Company does not utilize any derivative financial instruments.

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

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   The Company held its annual stockholder meeting on May 1, 2001. A total of 12,839,607 shares of common stock were outstanding at the date of record and entitled to vote at the meeting. Of the total outstanding, 11,668,394 shares were represented at the meeting and 1,171,213 shares were not voted.

                   Stockholders cast votes for the election of the following directors whose terms expire in 2002:
                                                For              Against
                                             ----------         ---------
                   George E. McCown          11,234,323           434,071
                   Robert E. Mellor          10,143,901         1,524,493
                   Alec F. Beck              11,323,365           435,029
                   H. James Brown            11,234,325           434,069
                   Wilbur J. Fix             11,234,335           434,059
                   Donald S. Hendrickson     11,234,354           434,040
                   Guy O. Mabry              11,234,303           434,091
                   Peter S. O'Neill          11,234,354           434,040
                   Richard G. Reiten         11,233,724           434,670

                   The shareholders ratified the Employee Stock Purchase Plan with votes cast 11,589,813 for, 70,385 against, 8,196 abstained.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits - None

          (b)      Reports on Form 8-K

                   On July 17, 2001, Building Materials Holding Corporation, Registrant filed a Form 8-K with the Securities and Exchange Commission announcing the acquistion of the remaining 51% interests not owned by Registrant and Registrant's wholly-owned subsidiary, BMC Framing, Inc., a Delaware corporation, in three related entities: 1) Knipp Brothers Industries, LLC, a Delaware limited liability company; 2) KBI Distribution, LLC, a Delaware limited libility company; and 3) KB Industries Limited Partnership, a California limited partnership.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     BUILDING MATERIALS HOLDING CORPORATION


Date:  August 10, 2001           /s/ Robert E. Mellor
                                 --------------------------------------------
                                 Robert E. Mellor
                                 President, Chief Executive Officer
                                 and Director (Principal Executive Officer)


Date:  August 10, 2001           /s/ Ellis C. Goebel
                                 --------------------------------------------
                                 Ellis C. Goebel
                                 Senior Vice President - Finance
                                 and Treasurer
                                 (Principal Financial Officer)