Form 10-Q
period 2001-09-30
BUILDING MATERIALS HOLDING CORP
filed 2001-11-14
CIK 1046356

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


_X_ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   September 30, 2001   or
                               ---------------------

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

Yes _X_   No ___


                                                   Shares Outstanding as
           Class                                   of November 12, 2001:
           -----

           Common stock $.001 par value            12,975,742

                     BUILDING MATERIALS HOLDING CORPORATION

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I --  FINANCIAL INFORMATION

           Item 1 - Financial Statements

           Condensed Consolidated Statements of Income for the three
           and nine months ended September 30, 2001 and 2000                   3


           Condensed Consolidated Balance Sheets as of September 30, 2001
           and December 31, 2000                                               4

           Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2001 and 2000                       5

           Notes to Condensed Consolidated Financial Statements                6


           Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                11

PART II -- OTHER INFORMATION


           Item 1 - Legal Proceedings                                         16

           Item 6 - Exhibits and Reports on Form 8-K                          16
SIGNATURES                                                                    17

                     BUILDING MATERIALS HOLDING CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (amounts in thousands, except per share data)

                                    Three months Ended       Nine Months Ended
                                       September 30,           September 30,
                                     2001         2000        2001        2000
                                  ---------    ---------   ---------   ---------

Net sales                          $326,204     $270,536    $817,769    $775,407

Cost of sales                       236,052      197,156     590,156     571,944
                                   --------     --------    --------    --------
Gross profit                         90,152       73,380     227,613     203,463

Selling, general and
 administrative expense              74,309       60,580     195,582     170,586
Other income
 (expense), net                        (330)         504         560       3,667
                                   --------     --------    --------    --------
Income from operations               15,513       13,304      32,591      36,544

Equity in earnings of
  unconsolidated companies               --        2,351       4,817       6,603
Interest expense                      3,664        4,587      10,534      13,380
                                   --------     --------    --------    --------
Income before
  income taxes                       11,849       11,068      26,874      29,767

Income taxes                          4,562        4,261      10,346      11,460
                                   --------     --------    --------    --------
Net income                         $  7,287     $  6,807    $ 16,528    $ 18,307
                                   ========     ========    ========    ========

Net income per common share:
Basic                             $    0.56    $    0.53   $    1.28   $    1.44
                                  =========    =========   =========   =========

Diluted                           $    0.55    $    0.53   $    1.27   $    1.43
                                  =========    =========   =========   =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)


                                                      September 30,
                                                         2001       December 31,
                                                      (unaudited)       2000
                                                       ---------      --------
ASSETS
Current assets
  Cash and cash equivalents                             $  7,275      $  4,570
  Receivables, net                                       145,340       111,287
  Inventories                                             96,531        79,023
  Prepaid expenses and other current assets               10,159         8,309
                                                        --------      --------
      Total current assets                               259,305       203,189

Property, plant and equipment, net                       178,050       167,709
Equity investments in unconsolidated companies              --          31,787
Goodwill and other intangibles, net                       79,656        46,679
Deferred loan costs                                        4,529         3,981
Other                                                      6,155         6,289
                                                        --------      --------
Total assets                                            $527,695      $459,634
                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                 $ 85,399      $ 61,114
                                                        --------      --------
      Total current liabilities                           85,399        61,114

Long-term debt                                           186,610       165,006
Other long-term liabilities                               17,437        12,959
                                                        --------      --------
Total liabilities                                        289,446       239,079
                                                        --------      --------
Stockholders' equity
  Common stock, $.001 par value,
  20,000,000 shares authorized;
  12,972,187 and 12,839,607 shares
  outstanding, respectively                                   13            13
Additional paid-in capital                               110,332       109,166
Retained earnings                                        127,904       111,376
                                                        --------      --------
      Total stockholders' equity                         238,249       220,555
                                                        --------      --------
Total liabilities and stockholders' equity              $527,695      $459,634
                                                        ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (amounts in thousands)

                                                         Nine Months Ended
                                                    September 30,  September 30,
                                                         2001           2000
                                                       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $ 16,528       $ 18,307
Adjustments to reconcile net income to
  cash flows from operating activities:
    Depreciation and amortization                        12,556         12,352
     Net gain on sale of property, plant
       and equipment                                       (884)        (2,570)
     Equity in earnings of unconsolidated companies      (4,817)        (6,603)
     Distributions received from
       unconsolidated companies                           5,325          1,666
Changes in assets and liabilities, net of effects
  of acquisitions and location sales:
    Receivables, net                                    (11,381)       (14,243)
    Inventories                                          (3,464)        (2,715)
    Prepaid expenses and other current assets             1,919          6,547
    Accounts payable and accrued expenses                18,677         17,329
    Other assets and long-term liabilities                2,912          1,461
                                                       --------       --------
Net cash flows from operating activities                 37,371         31,531
                                                       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                     (20,561)       (27,976)
Acquisitions, net of cash acquired                      (34,324)        (5,905)
Proceeds from disposition of property and equipment       6,137          7,981
Proceeds from sale of business unit,
  net of cash sold                                        2,238             --
Other, net                                                 (848)          (777)
                                                       --------       --------
Net cash flows from investing activities                (47,358)       (26,677)
                                                       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal borrowings on term notes                        7,232         11,100
Net change under revolving credit agreement              10,645         (2,208)
Change in book overdrafts                                (4,444)        (9,163)
Other, net                                                 (741)          (126)
                                                       --------       --------
Net cash flows from financing activities                 12,692           (397)
                                                       --------       --------

Net change in cash and cash equivalents                   2,705          4,457
Cash and cash equivalents, beginning of period            4,570          7,452
                                                       --------       --------
Cash and cash equivalents, end of period               $  7,275       $ 11,909
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

2.   NET SALES BY PRODUCT (in thousands)

                                         Three Months Ended                            Nine Months Ended
                                          September 30,                                   September 30,
                                 2001                   2000                    2001                 2000
                                 ----                   ----                    ----                 ----
Wood Products                  $113,470      34.8%    $110,660     40.9%    $308,050     37.7%     $330,342     42.6%
Value-added                     164,921      50.6      108,596     40.1      378,758     46.3       306,282     39.5
Building Materials               30,088       9.2       33,705     12.5       82,531     10.1        93,202     12.0
Other                            17,725       5.4       17,575      6.5       48,430      5.9        45,581      5.9
                               --------     -----     --------    -----     --------    -----      --------    -----
                               $326,204     100.0%    $270,536    100.0%    $817,769    100.0%     $775,407    100.0%
                               ========               ========              ========               ========

3.   NET INCOME PER COMMON SHARE (in thousands)

Net income per common share was determined using the following information:

                                       Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                          2001       2000       2001       2000
                                        -------    -------    -------    -------
Net income available to
  common shareholders                   $ 7,287    $ 6,807    $16,528    $18,307

Weighted average shares used
  to determine basic net
  income per common share                12,945     12,778     12,889     12,732

Net effect of dilutive
  stock options                             203         56        104         80
                                        -------    -------    -------    -------

Weighted average shares used
  to determine diluted net
  income per common share                13,148     12,834     12,993     12,812
                                        =======    =======    =======    =======


4.   DEBT (in thousands)

At September 30, 2001, debt consisted of the following:

Term note                                                               $110,000
Revolving credit facility                                                 72,400
Non-interest bearing term note, net of related discount of $784            3,661
Other                                                                        549
                                                                        --------
                                                                        $186,610
                                                                        ========

On August 30, 2001, the Company amended and restated its senior credit facility, increasing the term loan from $102.8 million to $110.0 million and the revolving credit line from $138.9 million to $190.0 million. Principal payments of the term loan were rescheduled with quarterly payments resuming on September 30, 2002. Borrowings under the facility bear interest at prime plus 0.50% to 1.50%, or Offshore Rate plus 2.0% to 3.0%. The agreement expires in December 2004. This refinancing had no financial effect to the Company's consolidated financial statements.

The scheduled principal payments of debt at September 30, 2001 are $0.2 million in 2001, $8.2 million in 2002, $18.1 million in 2003 and $157.8 million in 2004.
Principal payments of $3.6 million due within the next twelve months are expected to be refinanced through the unused portion of the revolving credit facility. As a result, this amount has been classified as long-term.

5.   ACQUISITIONS

On July 3, 2001, the Company purchased the remaining 51% interest in Knipp Brothers Industries, LLC and certain related entities ("KBI") for total consideration of $34.3 million in cash, net of cash acquired of $1.8 million. The Company accounted for this step acquisition using the purchase method of accounting. The purchase price was allocated to assets acquired of $24.6 million and liabilities assumed of $7.0 million based on their preliminary estimated fair values at the date of acquisition. The Company has engaged an independent valuation company to determine the fair value of the assets and liabilities acquired and management has not yet received the final valuation report. Management believes that any adjustments that may arise based on a final valuation report will not have a material effect on the Company's financial position, results of operations or cash flows. The excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill. In accordance with the transition provision of Financial Accounting Standards Board ("FASB") Statement No. 142, "Goodwill and Other Intangible Assets", the resulting goodwill has not been amortized and will be tested for impairment at least annually.

The initial acquisition of the 49% interest in KBI was made in 1999 for $28.0 million in cash and was accounted for under the equity method until July 3, 2001. Under the equity method of accounting the Company allocated its 1999 investment to the assets and liabilities of KBI based on their estimated fair values at the date of the investment. The excess of this investment over the estimated fair value of the net assets of KBI owned by the Company was considered goodwill. The consolidation of KBI resulted in an increase in assets of $39.8 million, an increase in liabilities of $6.8 million and a decrease in equity investments in unconsolidated companies of $33.0 million. These amounts are considered non-cash items in the condensed consolidated statement of cash flows for the nine months ended September 30, 2001.

The following summarized unaudited pro forma results of operations assume the acquisition occurred as of the beginning of 2000. The proforma data has been prepared for comparative purposes only. It does not purport to be indicative of the results of operations that would have resulted had the acquisitions been consummated at the beginning of the years presented, or that may occur in the future. (In thousands, except per share data).

                                  Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                                   2001         2000         2001         2000
                                 --------     --------     --------     --------
Net sales                        $326,204     $315,436     $903,522     $897,900
Net income                          7,287        7,818     $ 18,784     $ 21,033
Net income per diluted
  common share                   $   0.55     $   0.61     $   1.45     $   1.64


6.   NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement No. 141 ("FAS 141"), "Business Combinations", and Statement No. 142 ("FAS 142"),"Goodwill and Other Intangible Assets".

FAS 141 addresses the accounting for the cost of an acquired business, including any subsequent adjustments to its cost. FAS 141 supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations". FAS 141 requires the use of the purchase method of accounting for all business combinations, thereby eliminating the use of the pooling-of-interests method. Further, FAS 141 establishes criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill. FAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method that are completed after June 30, 2001.

FAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. FAS 142 supersedes APB No. 17, "Intangible Assets". Under FAS 142, goodwill and indefinite-lived intangible assets will no longer be amortized and will be tested for impairment at least annually at the reporting unit level. FAS 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized. However, certain provisions of FAS 142 must be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001.

On October 3, 2001 the Financial Accounting Standards Board issued Statement No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. FAS 144 supersedes FAS 121, however it retains the fundamental provisions of FAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. FAS 144 is effective for fiscal years beginning after December 15, 2001.

The Company has not yet completed its analysis of the effect of adoption of Statements Nos. 141 and 142 on its consolidated results of operations, financial position or cash flows.

                     BUILDING MATERIALS HOLDING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors are discussed in detail in Building Materials Holding Corporation's Form 10-K for the fiscal year ended December 31, 2000. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. The Company intends to continue its policy of not updating any such factors or publicly announcing the results of any revisions to any of the forward-looking statements contained in the Annual Report on Form 10-K or this Form 10-Q except as required by law.

The following table sets forth for the periods indicated the percentage relationship to net sales of certain costs, expenses and income items. The table and subsequent discussion should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                      Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                        2001        2000       2001       2000
                                       ------      ------     ------     ------

Net sales                               100.0%      100.0%     100.0%     100.0%
Gross profit                             27.6        27.1       27.8       26.2
Selling, general and
  administrative expense                 22.8        22.4       23.9       22.0
Other income (expense), net              (0.1)        0.2        0.1        0.5
Income from operations                    4.8         4.9        4.0        4.7
Equity in earnings of
  unconsolidated companies                0.0         0.9        0.6        0.9
Interest expense                          1.1         1.7        1.3        1.7
Income taxes                              1.4         1.6        1.3        1.5
Net income                                2.2         2.5        2.0        2.4

KBI ACQUISITION

On July 3, 2001, the Company purchased the remaining 51% interest in Knipp Brothers Industries, LLC and certain related entities ("KBI") for total consideration of $34.3 million in cash, net of cash acquired of $1.8 million. The Company accounted for this step acquisition using the purchase method of accounting. The initial acquisition of the 49% interest in KBI was made in 1999 for $28.0 million in cash and was accounted for under the equity method until July 3, 2001.

KBI operating results are included in the consolidated statements of income from the date of acquisition. For the first and second quarter of 2001 and for the year ended December 31, 2000 the Company accounted for its 49% interest in KBI using the equity method of accounting. Pro forma information for the three months and nine months ended September 30, 2001 and 2000, assuming the acquisition occurred as of the beginning of 2000, is presented in Note 5 to the Consolidated Financial Statements for the third quarter of 2001.


THIRD QUARTER OF 2001 COMPARED TO THE THIRD QUARTER OF 2000
-----------------------------------------------------------

Net sales for the three months ended September 30, 2001 were $326.2 million, up 20.6% from the third quarter of 2000 when sales were $270.5 million. The increase in net sales resulted primarily from the consolidation of KBI which contributed $50.6 million of sales for the three months ended September 30, 2001. Same-store sales increased 3.1% as compared to the third quarter of 2000 at facilities that operated for at least two months in the third quarters of both 2000 and 2001. With the third quarter consolidation of KBI, value-added products and services accounted for $164.9 million, or 50.6% of net sales for the third quarter of 2001, an increase from $108.6 million, or 40.1% of net sales for the third quarter of 2000.

Gross profit as a percentage of sales increased to 27.6% in the third quarter of 2001 from 27.1% in the third quarter of 2000, primarily as a result of increased sales of higher margin value-added products and services such as roof trusses, pre-hung doors, framing (from the KBI acquisition and consolidation) millwork, and pre-assembled windows.

Selling, general and administrative ("SG&A") expense was $74.3 million in the third quarter of 2001 as compared to $60.6 million in the third quarter of 2000. This increase in SG&A resulted primarily from the consolidation of KBI which accounted for $11.4 million of SG&A for the three months ended September 30, 2001. SG&A increased as a percentage of net sales from 22.4% in 2000 to 22.8% in 2001. The Company attributes most of this percentage increase to the higher relative costs associated with value-added products and services.

Other income (expense) net, was ($0.3) million for the third quarter of 2001 and includes the effects of the Company's $1.0 million write-off of its investment in BuildNet, Inc. BuildNet filed under chapter 11 of the Bankruptcy Code and the Company has been advised that BuildNet will be conducting an orderly liquidation of its assets. Based on an analysis conducted by the Company during the third quarter of 2001, management determined that its investment will not be recovered once the liquidation proceedings are complete.

Interest expense of $3.7 million in the third quarter of 2001 decreased from $4.6 million in the same period of 2000, primarily due to lower interest rates. Average debt levels for the third quarter of 2001 were $190.1 million compared to $183.6 million in the third quarter of 2000.

FIRST NINE MONTHS OF 2001 COMPARED WITH THE FIRST NINE MONTHS OF 2000
---------------------------------------------------------------------

Net sales for the nine months ended September 30, 2001 were $817.8 million, up 5.5% from 2000 net sales of $775.4 million. The increase in net sales resulted primarily from the consolidation of KBI, which contributed $50.6 million of sales for the nine months ended September 30, 2001. Same-store sales decreased 1.3% at facilities that operated for at least six months of the nine month period of 2000 and 2001. With the third quarter 2001 consolidation of KBI, value-added products and services accounted for $378.8 million, or 46.3% of net sales for the nine months ended September 30, an increase from $306.3 million, or 39.5% of net sales for the first nine months of 2000.

Gross profit as a percentage of sales improved to 27.8% in the first nine months of 2001 from 26.2% in the first nine months of 2000, primarily as a result of increased sales of higher margin value-added products and services such as roof trusses, pre-hung doors, framing (from the KBI acquisition and consolidation), millwork, and pre-assembled windows.

SG&A expense was $195.6 million in the first nine months of 2001 as compared to $170.6 million in 2000. The increase in SG&A resulted primarily from the consolidation of KBI in the third quarter of 2001 which accounted for $11.4 million of SG&A for the three months ended September 30, 2001. SG&A increased as a percentage of net sales to 23.9% in 2001 from 22.0% in 2000. The Company attributes most of this percentage increase to the higher relative costs associated with value-added products and services for the first nine months of 2001 compared with 2000.

Other income (expense) net, was $0.6 million for the first nine months of 2001 and includes the effects of the Company's $1.0 million write-off of its investment in BuildNet, Inc. BuildNet filed under chapter 11 of the Bankruptcy Code and the Company has been advised that BuildNet will be conducting an orderly liquidation of its assets. Based on an analysis conducted by the Company during the third quarter of 2001, management determined that its investment will not be recovered once the liquidation proceedings are complete. Other income (expense), was $3.7 million for the first nine months of 2000 and includes the effects of a $2.2 million gain from the sale of real estate in Beaverton, Oregon.

Interest expense decreased to $10.5 million in the first nine months of 2001 from $13.4 million in the same period of 2000, primarily due to lower average debt levels and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary need for capital resources is to fund future growth and capital expenditures. Capital resources have primarily consisted of cash flows from operations and debt.

OPERATIONS

In the first nine months of 2001, net cash from operations was $37.4 million compared to net cash from operations of $31.5 million in the first nine months of 2000. The increase in cash provided by operations is primarily due to additional distributions from unconsolidated companies and timing differences between operating assets and liabilities in 2001 compared to 2000. Working capital increased from $142.1 million at September 30, 2000 to $173.9 million at September 30, 2001 due primarily to the consolidation of KBI.

CAPITAL INVESTMENT AND ACQUISITIONS

Capital expenditures were $20.6 million in the first nine months of 2001. Capital expenditures were incurred to acquire additional property and to expand and remodel existing building materials centers and value-added facilities. Acquisitions, net of cash acquired, were $34.3 million related to the Company's acquisition of the remaining 51% interest in KBI. Proceeds from the sale of business units, net of cash sold, were $2.2 million during the first nine months of 2001, which primarily related to the Grand Junction, Colorado and Lewiston, Idaho locations.

FINANCING

Net cash provided by financing activities was $12.7 million in the first nine months of 2001 compared to cash used of $0.4 million in the same period in 2000. The Company borrowed under its term loans and revolving credit facility in order to assist in the finance of the acquisition of KBI and the purchase of property and equipment.

On August 30, 2001, the Company amended and restated its senior credit facility, increasing the term loan from $102.8 million to $110.0 million and the revolving credit line from $138.9 million to $190.0 million. Principal payments on the term loan were rescheduled, with quarterly payments resuming on September 30, 2002. Borrowings under the facility bear interest at prime plus 0.50% to 1.50%, or Offshore Rate plus 2.0% to 3.0%. The agreement expires in December 2004.

At September 30, 2001, outstanding borrowings under the credit facility included $110.0 million under the term loan and $72.4 million under the revolving credit line.

In 1998, a shelf registration was filed with the Securities and Exchange Commission for 2,000,000 shares of common stock. The Company may issue these shares from time to time in connection with future business combinations, mergers and/or acquisitions.

Based on the Company's ability to generate cash flows from operations, its borrowing capacity under the revolver and its access to debt and equity markets, the Company believes it will have sufficient capital to meet its anticipated needs.

DISCLOSURES OF CERTAIN MARKET RISKS

The Company experiences changes in interest expense when market interest rates change or changes are made to its debt structure. Previously, the Company has managed its exposure to market interest rate changes through periodic refinancing of its variable rate debt with fixed rate debt obligations.

Commodity wood products, including lumber and panel products, accounted for approximately 37.7% and 42.6% of net sales in the first nine months of 2001 and 2000, respectively. Prices of commodity wood products, which are subject to significant volatility, could directly affect net sales. The Company does not utilize any derivative financial instruments.

PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           The Company is involved in litigation and other legal matters arising in the normal course of business. In the opinion of management, the Company's recovery or liability, if any, under any of these matters will not have a material effect on the Company's financial position, liquidity or results of operations.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits -

           Exhibit 3.7 - Amended and Restated Bylaws

      (b)  Reports on Form 8-K

           On July 17, 2001, Building Materials Holding Corporation, Registrant filed a Form 8-K with the Securities and Exchange Commission announcing the acquistion of the remaining 51% interests not owned by Registrant and Registrant's wholly-owned subsidiary, BMC Framing, Inc., a Delaware corporation, in three related entities: 1) Knipp Brothers Industries, LLC, a Delaware limited liability company; 2) KBI Distribution, LLC, a Delaware limited liability company; and 3) KB Industries Limited Partnership, a California limited partnership.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BUILDING MATERIALS HOLDING CORPORATION


Date:  November 12, 2001              /s/ Robert E. Mellor
                                      ------------------------------------------
                                      Robert E. Mellor
                                      President, Chief Executive Officer
                                      and Director (Principal Executive Officer)


Date:  November 12, 2001              /s/ Ellis C. Goebel
                                      ------------------------------------------
                                      Ellis C. Goebel
                                      Senior Vice President - Finance
                                      and Treasurer
                                      (Principal Financial Officer)


                                INDEX TO EXHIBITS

                     BUILDING MATERIALS HOLDING CORPORATION

                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 2001



                                                                           Page
Exhibit             Description                                           Number
-------             -----------                                           ------

3.7                 Amended and Restated Bylaws