Form 10-K
period 2001-12-31
BUILDING MATERIALS HOLDING CORP
filed 2002-03-27
CIK 1046356

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(X) Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the fiscal year period ended December 31, 2001 or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Transition period from ________ to _______

Commission file number 0-19335.

                     BUILDING MATERIALS HOLDING CORPORATION

Incorporated in the State of Delaware          I.R.S. Employer Number 91-1834269

                     BUILDING MATERIALS HOLDING CORPORATION
          Four Embarcadero Center, Suite 3250, San Francisco, CA 94111
                            Telephone: (415) 627-9100

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _________

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the close of business on March 14, 2002 was $105,566,475.*

* Excludes 6,742,783 shares of Common Stock held by directors, officers, and holders of more than 5% of the Company's shares outstanding at March 14, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                                                        Shares Outstanding
  Class                                                as of March 14, 2002
  -----                                                --------------------
  Common Stock
  $.001 par value                                           13,009,320

                       Documents Incorporated by reference

Listed hereunder are the documents any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1. The registrant's annual report for the fiscal year ended December 31, 2001, portions of which are incorporated by reference into Parts II and IV of this Form 10-K, and
2. The registrant's definitive proxy statement dated April 1, 2002, for use in connection with the annual meeting of shareholders to be held on April 30, 2002, portions of which are incorporated by reference into Part III of this Form 10-K.

                     BUILDING MATERIALS HOLDING CORPORATION
                                TABLE OF CONTENTS

                                     PART I

Item                                                                      Page
----                                                                      ----

1.  Business                                                                3
2.  Properties                                                             14
3.  Legal Proceedings                                                      16
4.  Submission of Matters to a Vote of Security Holders                    16

                                     PART II

5.  Market for Registrant's Common Stock and Related
    Stockholder Matters                                                    17
6.  Selected Financial Data                                                18
7.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                    19
7A. Quantitative and Qualitative Disclosures About Market Risk             19
8.  Financial Statements and Supplementary Data                            19
9.  Changes in and Disagreements With Accountants
    on Accounting and Financial Disclosure                                 19

                                    PART III

10. Directors and Executive Officers of the Registrant                     19
11. Executive Compensation                                                 19
12. Security Ownership of Certain Beneficial Owners and
    Management                                                             20
13. Certain Relationships and Related Transactions                         20

                                     PART IV

14. Exhibits, Financial Statement Schedules, and
    Reports on Form 8-K                                                    20

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

Business

Building Materials Holding Corporation ("BMHC") is a Nasdaq-traded holding company headquartered in San Francisco, California. We specialize in providing high quality building materials, as well as engineering, manufacturing and installation services to residential builders and contractors. Our operating subsidiaries include BMC West Corporation ("BMC West") and BMC Framing Inc. ("Framing"), with 137 facilities organized into 61 business units.

In recent years we have increased our sales of higher margin construction services and manufactured components. As a result, our gross margins have increased each year since 1992. We fabricate roof and floor trusses, purchase and pre-assemble doors and millwork and select and distribute pre-assembled windows, each of which we customize to, or select based on, customer specifications. Through our ownership of Framing we participate in the framing market. Our offering of construction services and manufactured components both augments our ability to supply builders and contractors with a full range of their building material needs and reduces our sensitivity to commodity wood product prices.

BMHC targets primarily professional builders and contractors engaged in residential construction and, to a lesser extent, light commercial and industrial construction. We focus on developing and maintaining strong relationships with national, regional and local contractors, developers, builders, architects and engineers. Professional builders and contractors generally are high-volume, repeat customers who require on-time job site delivery, volume purchasing, trade credit and other specialized services typically not offered by large home center retailers. We, therefore, do not compete directly against do-it-yourself retailers, such as Home Depot or Lowe's, who do not offer the broad range of services that we provide, and who generally sell to the retail consumer in smaller quantities. We also target the repair and remodel market that consists of consumers and contractors involved in major home improvement projects.

In July 2001, we acquired the remaining 51% in Knipp Brothers Industries, LLC and its related entities ("KBI") that provide framing services in Arizona, California and Nevada. We decided to complete the acquisition of the remaining interest in KBI earlier than originally contemplated to enhance our capabilities in the framing business, which we believe will continue to be an important part of our construction services and manufactured components business.

Our 137 facilities offer products and services that are designed to meet the needs of professional builders and contractors. In addition, each of our business units tailors its product and service mix to meet the demands of its local market. Our products include the following:

- lumber and panel products                      - pre-assembled windows         - engineered wood products
- pre-hung doors and millwork                    - roofing materials             - paint
- roof and floor trusses and wall panels         - cabinets                      - hardware and tools

We believe that our focus on service is a key factor that distinguishes us from many of our competitors. We have developed a variety of specialty services in order to help our customers build high quality and cost effective projects. We employ highly experienced, service-oriented sales people who advise contractors at their job sites and offices or at our facilities. As a result of our enhanced product knowledge and training, our sales people are often sought out by our customers for design and product recommendations, instruction and job site assistance. Our high quality service, together with our contractor-focused product offerings, have allowed our sales staff of approximately 730 employees to develop long-term relationships with local professional builders and contractors and to generate a large volume of repeat and referral business.

Our specialty services focus on professional builders and contractors and typically are not offered by large home center retailers. These services include:

      o advice regarding project designs and materials specifications, such as the use of pre-engineered wood products to reduce total building costs;
      o accurate estimates of material costs on which contractors can base bids;
      o just-in-time delivery of complete home framing packages to job sites;
      o     provision of trade credit to pre-approved contractors;
      o     referral of customers to pre-qualified contractors;
      o monitoring and evaluating innovations in product design in order to provide customers with information and instruction;
      o use of design and engineering software to ensure our products will fit into a constructed building;
      o     turnkey framing; and
      o     installing windows, doors, and insulation in many local markets.

Industry Overview

Building materials distributors generally concentrate on serving either professional builders and contractors or price-oriented retail consumers. Contractor-oriented building materials distributors, like us, tend to focus on building contractors and project-oriented consumers and they compete principally on the basis of:

      o     service
      o     product quality and availability
      o     on-time delivery
      o     credit availability
      o     price
      o     installation services

Home center retailers, on the other hand, target the mass consumer market, in which competition is based principally on price, merchandising and location advertising. Typically, contractor-oriented distributors offer a greater range of services and high quality building products more specifically targeted towards professional building contractors than home center retailers. Customer loyalty is a key attribute of the contractor-oriented building materials industry because professional builders and contractors typically use the same building materials suppliers for most of their projects.

The contractor-oriented building materials distribution industry is characterized by a large number of privately owned, small, regional distribution companies and single-site enterprises. These businesses are typically family run, relationship-based operations. Many of these businesses do not possess sophisticated working capital management and control systems and generally lack the purchasing expertise and advantages of a large entity, such as BMHC. There are a few large contractor building materials distribution companies similar to BMHC, but we are generally not in the same markets.

Many large production builders outsource framing construction to framing contractors. Framing contracting is a highly fragmented segment of the industry, with participants ranging from small single crew operations to large integrated, multi-crew businesses. The integrated framing businesses typically include supply chain activities, such as materials procurement and truss and component manufacturing, in addition to installation. Many of these businesses lack the working capital management, control systems, purchasing expertise, and advantages of a large entity, such as BMHC.

The building materials distribution industry is linked to the seasonality and economic cycles associated with the home building industry. The Company's first and fourth quarters historically are adversely affected by weather patterns in most of the Company's markets which result in decreased levels of building and construction activity. Construction expenditures are also largely a function of new residential, commercial and industrial building demand and repair and remodeling projects undertaken. Residential construction is closely linked to new job formation, household formation, interest rates, housing affordability, availability of mortgage financing, regional demographics and consumer confidence. Commercial construction is significantly affected by vacancy and absorption rates, interest rates, long-term regional economic outlooks and the availability of financing. Industrial construction expenditures are linked to the industrial economic outlook, corporate profitability, interest rates and capacity utilization. In difficult economic environments, repair and remodeling expenditures generally represent a greater percentage of housing construction expenditures as new housing starts decline. BMHC centers target participants in all of these sectors, although economic conditions frequently dictate which sector they may emphasize at a given time.

Geographic Markets

We believe that we are well positioned in some of the most attractive markets for building materials in the United States. Historical population and migration trends in the Western markets served by us, as well as the relative strength of many of the local economies we serve, have resulted in the growth of residential housing.

Operating Strategy

Our strategy is to increase sales of construction services and manufactured components and reduce sales of commodity wood products as a percentage of total sales. We plan to continue expanding the availability of our company-fabricated and pre-assembled products to every business unit in which market demand justifies the expansion. We also continue to introduce new construction services and manufactured components, as exemplified by our addition of framing services through Framing's acquisition of KBI. Local managers have introduced such specialty services as window, door, wall panel and insulation installation to meet local customers' needs. The installation of our products by our employees allows professional contractors or builders to reduce their on-site labor costs and the number of their suppliers. We will continue to expand these and other specialty services where appropriate.

We grant our local managers substantial autonomy and responsibility to best address customer needs in their markets. A distributor's reputation is often determined at the local level, where product availability and knowledgeable customer service are critical. Our local managers are responsible for optimizing business activities in their markets, including managing local sales personnel, configuring and maintaining local inventory levels, identifying potential customers for targeted marketing efforts and developing local service and product options. Our compensation system for local managers has significant incentive features based on local earnings and efficient working capital management at the local level. We seek to expand our sales to new and existing customers by capitalizing on our reputation for quality and dependability.

We focus on improving efficiency and productivity at all facilities while giving special attention and support to certain of the facilities that are not performing to company objectives. Alternatives for these facilities include consolidation or liquidation of the business unit and/or liquidation of real property. We seek to anticipate changes in each local market by adjusting the inventory product mix and services for the professional contractors, builders and project-oriented consumers and the contractors hired by them. We also focus on building new facilities within markets where we have a presence.

Acquisition Strategy

We use a disciplined approach towards acquiring leading value-added and contractor supplier facilities in both existing and new markets. We look for acquisitions that will complement our existing markets, provide geographic diversification, possibly outside of our current focus on the western U.S., or enhance our capabilities to provide construction services and manufactured components. The acquisitions must also possess an established customer base of professional builders and contractors and a quality management team. We evaluate potential acquisitions based on their ability to meet our prescribed return criteria and to provide operating efficiencies by leveraging our existing infrastructure. We have found that our positive reputation in our industry often leads business owners to approach us directly when they are ready to sell. We intend to continue to pursue our consolidation strategy and believe that the highly fragmented nature of the building materials and service industry will provide us with a number of attractive acquisition opportunities.

While we evaluate each potential acquisition candidate on its individual merits, our primary objective has been to acquire profitable businesses that meet certain general financial criteria.

Additional factors include the reputation of the business among builders and contractors and the quality of the business's management and accounting systems and its sales organization.

Typically, after the acquisition of a facility, the Company implements our accounting and management systems into each newly acquired center. These systems assist in the management of inventories, accounts receivable and customer service.

In 2001, we completed the acquisition of KBI (See note 4 to the consolidated financial statement for the year ended December 31, 2001), which added four new business units. We also designated four existing locations as business units. The following table sets forth the number of business units acquired or opened and consolidated during each of the last two fiscal years.

                                      Year Ended           Year Ended
                                     Dec. 31, 2001        Dec. 31, 2000
                                     -------------        -------------

Beginning number of business units         56                  53
Acquisitions and denovo                     8                   4
Consolidations and closures                (3)                 (1)
                                           --                  --

   Ending balance                          61                  56
                                           ==                  ==


Although, we routinely engage in discussions with potential acquisition candidates, we may not be able to continue to identify and complete successful acquisitions in the future.

Products and Services

Our principal product mix varies by business unit and includes lumber, panel products, engineered wood products, roofing materials, pre-hung doors and millwork, roof and floor trusses, pre-assembled windows, cabinets, hardware, paint and tools. In addition to distributing such products, we provide construction services and manufactured components, which include framing, fabricating pre-hung doors, roof and floor trusses, pre-assembled windows, insulation installation and pre-cutting lumber to meet customer specifications.

The following table sets forth information regarding the percentage of net sales represented by the specified categories of products sold and services provided during each of the last two fiscal years. While we believe that the percentages included in the table generally indicate the mix of our sales, the specific percentages are affected year-to-year by changes in the prices of commodity wood products, changes in unit volumes sold, and changes in the markets we serve.

Category of Product                                                                    2001   2000
-------------------                                                                    ----   ----
Wood products (lumber and panel products)                                               36%    41%
Value-added (framing, pre-hung doors and millwork, roof and floor trusses, windows,
   installation & moldings)                                                             48     40
Building materials (roofing, siding, engineered wood products,  insulation and steel
   products)                                                                            10     12
Other (paint, hardware, tools, electrical and plumbing)                                  6      7
                                                                                       ---    ---

                                                                                       100%   100%
                                                                                       ===    ===

We fabricate roof and floor trusses and pre-hung door units and pre-assembled window units for the residential and light commercial building markets. Door units are purchased and pre-assembled to contractor specifications using a variety of moldings. The door, truss and window product lines are particularly attractive since they generally bring higher margins, have less price volatility, and are not offered by many competitors or home center retailers. We believe that our ability to provide pre-hung doors, millwork, roof and floor trusses and pre-assembled windows in a number of locations is a competitive advantage when soliciting business from contractors. Inventories of door units, roof and floor trusses and pre-assembled windows are usually built-to-order.

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

Framing provides production homebuilders with integrated construction services including project estimating, structural engineering, material procurement and handling, component manufacturing, and delivery and installation of framing and trim packages.

Sales and Marketing

Each of our 61 business units tailors its product and service mix to the local market and operates as a separate profit center. We reach new professional contractor customers mainly through field sales representatives, advertisements in trade journals and local promotional events.

The framing business relies on regional and national relationships with production builders to market and sell our products and services. The sales and marketing effort does not rely on a sales structure typical of a building material distribution business.

Customers

The Company's business is comprised of three major customer groups: new housing builders and contractors, commercial and industrial contractors and repair and remodel contractors. No one customer accounts for more than 2.5% of total sales.

Professional Contractor and Builder Market

      In 2001, sales to these professional builders and contractors accounted for approximately 87% of net sales (this total includes 83% to new residential contractors and 5% to commercial and industrial contractors). This compares with 85% of net sales in 2000 (this total included 80% to new residential contractors and 5% to commercial and industrial contractors). A significant amount of this business consisted of sales of turnkey framing and complete house packages, including framing lumber, panel products, pre-hung doors and trim packages, roof and floor trusses, pre-assembled windows and other products required to construct or improve a home.

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

      Our principal channel for reaching the professional contractor and builder market is a sales force of approximately 390 field sales representatives supported by approximately 340 inside salespeople. Field sales representatives actively solicit business and work with the inside salespeople and managers to develop bids for contractor projects. We provide sales training for all sales representatives, and sales management training for all sales managers and center managers. Sales representatives are compensated through a combination of salary and commission based on individual sales volume and gross margin.

      Our location managers ensure that building materials are delivered according to contractor specifications and schedules. Technical personnel involved in purchasing, dispatching, invoicing and credit, support both field sales force and center managers to enhance customer satisfaction.

      Framing provides production homebuilders with integrated services so that the production builder can focus on other aspects of its business including land development and home sales. Framing's experience, reliability and ongoing working relationship with the production builders permits it to maintain and grow its market share.

Repair and Remodel Market

      This customer group consists generally of project-oriented contractors (including professional repair and remodel contractors hired by them). In 2001, sales to these contractors accounted for approximately 12% of net sales compared to 15% of net sales in 2000. Our sales to this market generally carry higher margins than sales to the professional contractor market. The volume of sales to this market varies depending on location. We actively pursue repair and remodel business in smaller markets.

Credit

Overall credit policy for sales to contractors is established by corporate management, but each facility has responsibility for overseeing local accounts. The managers and their staff are trained to have a thorough understanding of state lien laws, which provide security for accounts receivable. Our credit policies, together with daily monitoring of customer balances, have resulted in average bad debt expense of approximately 0.17% of net sales during the last five years, with no single year exceeding 0.22%. We believe that our bad debt expense levels are among the lowest in the industry. Approximately 95% of our sales in 2001 were made to customers to whom we had extended credit for such sales.

Management Information Systems

Our financial information, operational data and other related statistical information are processed and maintained at BMC West's accounting center in Boise, Idaho on a network of server computers and work stations. Our financial reporting and relational database system was designed and customized for us by Oracle Corporation. The flexible nature of our installed network allows for the accumulation, processing and distribution of information using industry standard computing resources and programs. The point-of-sale information systems we use operate on computers located at each facility and the systems are connected to the computers at the accounting center via a high-speed frame relay network. These on-line systems provide real-time pricing, inventory availability and margin analysis. This allows each sales staff to offer a high level of customer service, while giving management the ability to access and use timely information to monitor operations. We believe that these systems also have enabled us to enhance profit margins, improve inventory turnover through identification and elimination of low-turnover items, accelerate analysis of sales trends, and better monitor accounts receivable, employee productivity, customer credit limits and lien protections.

Framing has its own financial information systems that supply information to the accounting center in Boise, Idaho.

Purchasing

We purchase merchandise from a large number of manufacturers and suppliers. In 2001, our largest supplier accounted for approximately 13% of our total purchases. We do not believe that the loss of any single supplier would have a material adverse effect on our financial position, results of operations, or cash flows.

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

Approximately 36% of our 2001 sales were attributable to commodity wood products. Prices of commodity wood products are subject to significant volatility and directly affect sales. Commodity wood product prices were down 3.1% in 2001 over 2000. This is the lowest prices have been in eight years, and we expect prices to remain at this level through 2002. Our commodity wood product buyers monitor inventory and sales levels in each facility on a regular basis. With this supply and demand information, buyers generally can avoid overstocking commodity wood products. As a result, we turn our commodity wood product inventory approximately 10 to 12 times per year. Such rapid inventory turnover limits our potential exposure to inventory loss from commodity price fluctuations. In addition, our real-time computer network allows the building materials facilities to adjust sales prices as purchase prices of commodity products change.

Competition

We operate in a highly competitive environment. Due to the nature of the industry, the competitive environment varies by facility and by market.

Within the professional contractor and builder market, we compete primarily with privately owned, single-site enterprises and local and regional building materials chains. Professional builders and contractors generally select building materials suppliers on the basis of availability of knowledgeable personnel, on-time delivery, reliable inventory levels, availability of credit and competitive pricing. We compete favorably on each of these bases. Our relatively large size also permits us to attract experienced and professional sales and service personnel and provides us the resources to offer Company-wide product and service training programs. By working closely with our contractor customers and utilizing our real-time management information system, our centers maintain appropriate inventory levels and are well positioned to deliver completed orders on time to individual job sites.

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

Within the framing market, we primarily compete with small single crew operations to large integrated, multi-crew business. We believe we compare favorably to our competitors as a result of the quality and reliability of our products and services, supply chain integration, volume, scale, geographic reach and capital resources.

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

At December 31, 2001, we employed approximately 5,940 persons, of which approximately 310 were represented by unions. We have not experienced any strikes or other work interruptions and have maintained generally favorable relations with our employees. The following table shows the approximate breakdown by job function of our employees:

     Officers, corporate and unit management, and
       corporate and unit administration                          12%
     Delivery (truck drivers, load builders, yard)                20%
     Manufacturing (truss, door, window, framing)                 53%
     Field sales force (outside/inside sales)                     12%
     Retail operations (cashiers/receiving/sales support)          3%

Executive Officers as of December 31, 2001

                                                                         Date First
                                                                         Elected as
Name                     Age     Position or Office                      An Officer
----                     ---     ------------------                      ----------
George E. McCown         66      Chairman of the Board of                   1987
                                 Directors

Robert E. Mellor         58      President, Chief Executive                 1997
                                 Officer and Director

Robert L. Becci          61      Vice President and Controller              1990

Richard F. Blackwood     64      Executive Vice President and               1987
                                 Chief Operating Officer

Ellis C. Goebel          60      Senior Vice President - Finance            1987
                                 and Treasurer

Jack D. LaRock           58      Vice President - Millwork Operations       2001

Michael D. Mahre         42      Vice President - Corporate                 2001
                                 Development

Steven H. Pearson        54      Senior Vice President - Human              1987
                                 Resources

William E. Smith         50      Vice President                             1997
                                 President - SouthCentral Division

Paul S. Street           53      Senior Vice President, Chief               1999
                                 Administrative Officer, General
                                 Counsel and Corporate Secretary

Stanley M. Wilson        57      Vice President                             1997
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

Mr. Blackwood is currently Chief Operating Officer and Executive Vice President of the Company. He previously served as the President of the Intermountain Division and Executive Vice President of the Company. Mr. Blackwood has been a Vice President since the Company's inception in 1987.

Mr. Goebel has been Senior Vice President - Finance & Treasurer of Building Materials Holding Corporation since August 1997. He served as Vice President and Treasurer of the Company since its inception in November 1987.

Mr. LaRock was promoted to Vice President in 2001 and has been General Manager of Millwork Operations for the Intermountain Division since 2000. Prior to that, he held various management positions within the Company since 1993.

Mr. Mahre joined the Company in April 1999 as Director of Financial Planning and Analysis and was elected Vice President of Corporate Development in May 2001. He previously was a principal of The Cambria Group, a private equity investment firm, for a year and a half. Prior to that, he spent six and a half years in commercial and investment banking with Citibank and Citicorp Securities.

Mr. Pearson has been Senior Vice President - Human Resources of the Company since May 2001. He was the Company's Vice President - Human Resources since its inception in November 1987 until 2001.

Mr. Smith has served as President of the SouthCentral Division since November 1997 and was elected Vice President of BMHC in February 2000. Before joining BMC West, he held the position of President and Chief Operating Officer of Lone Star Plywood & Door Corp., which was purchased by the Company in November 1997.

Mr. Street joined the Company in January 1999 as Senior Vice President, General Counsel and Corporate Secretary and was elected Chief Administrative Officer in May 2001. He previously served as outside General Counsel & Secretary to the Company while employed by Moffatt, Thomas, Barrett, Rock & Fields.

Mr. Wilson has been a President of the Pacific Division since November 1997 and was elected as Vice President of BMHC in February 2000. He was previously district manager of the West Coast district from April 1993 to 1998.

Item 2. Properties

BMHC is a holding company engaged, through its wholly owned subsidiaries, BMC West and BMC Framing in the distribution of building materials and services. BMHC's headquarters is in San Francisco, California, BMC West's headquarters is in Boise, Idaho and BMC Framing's headquarters is in Phoenix, Arizona. In addition to administrative buildings, we have five primary types of facilities: building materials supply centers, pre-hung millwork facilities, truss facilities, pre-assembled window distribution facilities, and various sales offices and showrooms. The facilities listed below do not include the sales offices or showrooms. We believe that each of our locations are well maintained and generally are adequate for our needs for the foreseeable future. All of our material assets, including land and facilities, are owned or leased by the Company.

State and                           Date       Owned     Leased
City                              Acquired    Acreage    Acreage
----                              --------    -------    -------

ARIZONA
     Chandler(1)                     2001        --       12.7
     *Phoenix - KBI(2)               2001      19.2         --
     Phoenix - Royal                 2000        --        0.5
     *Tucson                         2001        --        2.2

CALIFORNIA
     Atwater(1)                      1990        --        2.4
     Bakersfield(1)                  2000       3.3         --
     *Corona                         2001        --        2.0
     *Fresno(3)                      1989      13.0         --
     *Merced(4)                      1987       2.9        1.0
     *Modesto(3)                     1989      14.0         --
     San Francisco
         Headquarters                1997        --         --

COLORADO
     *Aspen                          1987       4.6         --
     Boulder                         1990      10.0         --
     *Colorado Springs(2)            1994      11.4         --
     *Colorado Springs Millwork      1999        --        0.8
     *Denver Door North              1990        --        1.5
     Denver Door South(1)            1997        --        1.2
     *Denver                         1994       8.7         --
     *Evergreen                      1990       3.7         --
     *Fort Collins(4)                1990      11.0         .5
     * Fort Collins Millwork         2001       0.9         --
     Fort Lupton(1)                  1994      10.4         --
     Glenwood Springs(1)             1990       2.0         --
     Greeley(1)(2)                   1994      11.1         --
     *Pueblo(4)                      1994      10.7         --
     *Steamboat Springs              1987       1.4        2.8
     Steamboat Springs Door(1)       1999        --        0.2

State and                           Date       Owned     Leased
City                              Acquired    Acreage    Acreage
----                              --------    -------    -------

IDAHO
     *Boise(2)                       1987      15.8        --
     *Boise Millwork                 1999        --       1.2
     Boise (office)                  1988        --        --
     *Idaho Falls(4)                 1987       4.9        --
     Idaho Falls Truss(1)            1987       6.0        --
     *Pocatello                      1987       4.6        --
     *Rexburg                        1987       1.9        --

MONTANA
     *Great Falls(4)                 1993       9.2        --
     *Helena                         1998       4.1        --
     *Helena Truss                   1998       3.6        --
     Kalispell(1)                    1998       5.4        --
     *Kalispell Door                 1999       1.4        --
     *Missoula                       1998      15.1        --
     *Missoula Door                  1999       4.5        --
     Missoula Wood Specialty         1999       2.8        --

NEVADA
     *Carson Valley(2)               1998      10.3        --
     Gardnerville(1)                 1992       4.4        --
     *Las Vegas(2)                   2001        --      27.0
     *Northern Nevada Millwork       1999       0.5        --
     *Sparks(4)                      1997        --      10.1

NORTH CAROLINA
     *Charlotte - Royal              2000        --       2.4

OREGON
     Beaverton(1)                    2000        --       0.5
     *Sherwood(3)                    2000      18.9        --

TEXAS
     *Abilene(3)                     1995      16.1        --
     *Austin                         1998        --       4.3
     *Austin(4)                      1995      18.3        --
     *Austin MWPC                    2001        --       0.1
     Castleberry(1)                  1995        --       1.1
     *Coppell(3)                     1997       9.4        --
     *Dallas - Marvin                2000        --       0.6
     *Dallas - Royal                 1999        --       1.0
     *El Paso(3)                     1991       7.0        --
     *Frisco                         2000      10.0       2.0
     *Houston(4)                     1997       7.1        --
     *Houston                        1998        --       2.5
     *Hurst(4)                       1994       5.3       2.3
     *Killeen(4)                     1994       3.6       0.3

State and                           Date       Owned     Leased
City                              Acquired    Acreage    Acreage
----                              --------    -------    -------

TEXAS (continued)

     *New Braunfels(3)               1995      23.6        --
     *San Antonio                    1998        --       4.2

UTAH
     *Heber City                     1997        --       2.5
     *Orem(3)                        1987       9.5       6.8
     *Salt Lake(2)                   1990      13.2        --
     *Salt Lake Millwork             1999        --       1.4
     *West Haven(4)                  1996       6.0        --

WASHINGTON
     *Everett(2)                     1994      29.3        --
     *Issaquah(4)                    1994      21.4        --
     *Kent                           1994       4.5        --
     *Puget Sound Millwork           1998        --        --
     *Spokane(4)                     1990       4.2        --
     Spokane Truss(1)                1998       5.0        --
     *Tacoma(3)                      1987       8.9        --
     *Vancouver(4)                   1994        --       5.4

WYOMING
     *Jackson                        1996        --       1.0

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

                                               Common Stock Prices:
Fiscal 2001                                 High                   Low
-----------                                 ----                   ---

Quarter ended March 31, 2001               $ 9.938                $ 8.250
Quarter ended June 30, 2001                 15.210                  8.690
Quarter ended September 30, 2001            16.960                 10.700
Quarter ended December 31, 2001             15.490                  9.400

Fiscal 2000                                 High                   Low
-----------                                 ----                   ---

Quarter ended March 31, 2000               $10.938                 $8.875
Quarter ended June 30, 2000                 11.000                  7.750
Quarter ended September 30, 2000            10.438                  8.500
Quarter ended December 31, 2000              9.500                  7.563

We have not paid any dividends on our Common Stock and the Board of Directors presently intends to continue this policy in order to retain earnings for use in the business. The amount of dividend payments is restricted by our loan agreements. At March 14, 2002, our Common Stock was held by approximately 3,084 shareholders of record or through nominee or street name accounts with brokers (363 registered holders). The last sales price for our Common Stock, as reported by Nasdaq on March 14, 2002, was $16.90.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data of BMHC for the years indicated. It is derived from our audited consolidated financial statements, and should be read in conjunction with the disclosures in Item 7; "Management's Discussion and Analysis of Financial Condition and Results of Operations," below and the consolidated financial statements and notes thereto presented on pages 10 through 28 of our 2001 Annual Report. (amounts in thousands, except share data)

                                            2001           2000           1999           1998           1997
                                         ----------    ----------     ----------       --------       --------
Net sales                                $1,092,867    $1,013,968     $1,007,108       $877,280       $728,065
Gross profit                                307,305       270,445        251,971        214,158        168,410
Income from operations                       42,629        42,536         45,662         35,123         24,357
Equity in earnings of
  unconsolidated companies (a)                4,817         8,421          4,978             --             --
Income before extraordinary item             20,844        19,712         23,035         15,149          9,493
Extraordinary item, net of tax (b)               --            --         (3,352)            --             --
Net income                               $   20,844    $   19,712     $   19,683       $ 15,149       $  9,493

Income per diluted common
  share before extraordinary item             $1.60         $1.54          $1.80          $1.20          $0.78

Net income per common share:
         Basic                                $1.61         $1.55          $1.55          $1.21          $0.80
         Diluted                              $1.60         $1.54          $1.54          $1.20          $0.78

BALANCE SHEET DATA:
At Year End                                 2001           2000           1999           1998           1997
                                          --------       --------       --------       --------       --------
Working capital                           $160,904       $142,075       $139,283       $116,744       $118,612
Total assets                               485,742        459,634        450,119        373,981        340,373
Long-term debt, net of current
 maturities and redeemable
 preferred stock                           167,417        165,006        170,547        117,805        113,410
Shareholders' equity                       242,894        220,555        200,110        180,250        160,951

(a) The years ended December 31, 2001 and 1999 include six months and eight months, respectively, of equity method of accounting with respect to the Company's 49% investment in KBI. See Notes 4 and 6 to the consolidated financial statement for more detail.
(b) The year ended December 31, 1999 includes an extraordinary loss related to a redemption premium and the write off of deferred financing costs associated with the early retirement of notes payable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations is presented under the caption "Financial Review" in BMHC's 2001 Annual Report to Shareholders ("Annual Report"). The information under this caption is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented under the caption "Financial Review" in the Annual Report. The information under this caption is incorporated herein by this reference.

Item 8. Financial Statements and Supplementary Data

BMHC's consolidated financial statements and related notes, together with the report of our independent accountants, are presented on pages 15 through 28 of the Annual Report and are incorporated herein by this reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The nominees for directors of the Company are presented on pages 5 and 6 of the Company's definitive Proxy Statement ("Proxy Statement"). This information is incorporated herein by this reference.

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

Item 11.  Executive Compensation

Information required by this Item concerning compensation of the Company's executive officers for the year ended December 31, 2001, is presented under the captions entitled "Executive Compensation and Other Information" of the Proxy Statement. This information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this Item concerning the security ownership of certain beneficial owners, directors and executive officers, as of December 31, 2001, is set forth under the caption "Security Ownership of Certain Beneficial Owners" of the Proxy Statement and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

Information required by this Item concerning certain relationships and related transactions during 2001 is set forth under the caption "Certain Relationships and Other Transactions" of the Proxy Statement and is incorporated herein by this reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are filed as part of this annual report on Form
      10-K:

      1.   Financial Statements:
           Incorporated herein by this reference from pages 15 through 28 of the Annual Report.

      -    Consolidated Statements of Income for the years ended
           December 31, 2001, 2000, and 1999.
      -    Consolidated Balance Sheets as of December 31, 2001 and
           December 31, 2000.
      -    Consolidated Statements of Shareholders' Equity for the
           years ended December 31, 2001, 2000 and 1999.
      -    Consolidated Statements of Cash Flows for the years ended
           December 31, 2001, 2000 and 1999.
      -    Notes to Consolidated Financial Statements.
      -    Report of Independent Accountants.
                                                                           Page
                                                                           ----
      2.   Financial Statement Schedules:
           -----------------------------
           Report of Independent Accountants on Financial Statement
           Schedule.......................................................  22
           I. Valuation and Qualifying Accounts for the years ended
           December 31, 2001, 2000 and 1999...............................  25

Schedules other than those listed are omitted because they are not applicable or because the required information is shown in the financial statements or notes.

      3.   Combined Financial Statements:
           -----------------------------
           Knipp Brothers Industries, LLC, KBI Distribution, LLC and
           KB Industries Limited Partnership
      -    Combined Balance Sheets as of June 30, 2001
           and December 31, 2000..........................................  F-3
      -    Combined Statements of Income for the six months ended
           June 30, 2001 and for the year ended December 31, 2000.........  F-4
      -    Combined Statements of Changes in Equity for the six months ended June 30, 2001 and for the year ended December 31, 2000...  F-5
      -    Combined Statements of Cash Flows for the six months ended
           June 30, 2001 and for the year ended December 31, 2000.........  F-6
      -    Notes to Combined Financial Statements.........................  F-7
      -    Report of Independent Accountants..............................  F-16

      4.   Exhibits:
           ---------
           A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by this reference.

(b)        Reports on Form 8-K

           No Form 8-Ks were filed during the fourth quarter of the fiscal year.

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Board of Directors
of Building Materials Holding Corporation:

Our audits of the consolidated financial statements referred to in our report dated March 8, 2002 appearing in the 2001 Annual Report to Shareholders of Building Materials Holding Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 8, 2002

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

Dated: March 15, 2002

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

(i) Principal Executive Officer:                       (iv) Directors:

/s/ Robert E. Mellor                                   /s/ George E. McCown
--------------------                                   --------------------
Robert E. Mellor                                       George E. McCown
President, Chief Executive                             Chairman of the Board
Officer and Director                                   of Directors
March 15, 2002                                         March 15, 2002

(ii) Principal Financial Officer:                      /s/ Robert E. Mellor
                                                       --------------------
/s/ Ellis C. Goebel                                    Robert E. Mellor
-------------------                                    March 15, 2002
Ellis C. Goebel
Senior Vice President - Finance and Treasurer
March 15, 2002                                         /s/ Alec F. Beck
                                                       ----------------
                                                       Alec F. Beck
(iii) Principal Accounting Officer:                    March 15, 2002

/s/ Robert L. Becci                                    /s/ Sara L. Beckman
-------------------                                    -------------------
Robert L. Becci                                        Sara L. Beckman
Vice President and Controller                          March 15, 2002
March 15, 2002
                                                       /s/ H. James Brown
                                                       ------------------
                                                       H. James Brown
                                                       March 15, 2002

                                                       /s/ Wilbur J. Fix
                                                       -----------------
                                                       Wilbur J. Fix
                                                       March 15, 2002


                                                       ------------------------
                                                       Donald S. Hendrickson
                                                       March 15, 2002

                                                       /s/ Guy O. Mabry
                                                       -----------------
                                                       Guy O. Mabry
                                                       March 15, 2002

                                                       /s/ Peter S. O'Neill
                                                       --------------------
                                                       Peter S. O'Neill
                                                       March 15, 2002

                                                       /s/ Richard G. Reiten
                                                       ---------------------
                                                       Richard D. Reiten
                                                       March 15, 2002

                     BUILDING MATERIALS HOLDING CORPORATION

                 SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
                             (amounts in thousands)

                                                      Additions        Additions
                                    Balance at        Charged to       Charged to
                                    Beginning         Costs and          Other                          Balance at
Description                           of Year          Expenses         Accounts        Deductions      End of Year
-----------                      ---------------   ---------------  ---------------  ---------------    -----------

DEDUCTED FROM ASSET ACCOUNTS:
ALLOWANCE FOR RETURNS, DISCOUNTS AND DOUBTFUL ACCOUNTS

Year Ended December 31, 2001          $2,184            $1,679            $--            $1,897 (1)        $1,966
Year Ended December 31, 2000          $2,257            $1,582            $--            $1,655 (1)        $2,184
Year Ended December 31, 1999          $2,062            $1,811            $--            $1,616 (1)        $2,257


(1)   Represents write-offs of uncollectible receivables, net of recoveries.

                     BUILDING MATERIALS HOLDING CORPORATION

                                INDEX TO EXHIBITS
                          Filed with the Annual Report
                              on Form 10-K for the
                          Year Ended December 31, 2001

Exhibit    Exhibit
Footnote    Number          Description
--------    ------          -----------
(f)           3.5           Amended Certificate of Incorporation, filed with the office of the Secretary of State of the State of Delaware on
                            September 23, 1997.

(j)           3.6.1         Amended and Restated By-laws of the Registrant.

(c)           4.2           Form of Note.

(f)           4.7           Rights Agreement, dated September 19, 1997, as amended
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
                            Company and its officers and directors.

(d)           10.13*        Supplemental Retirement Plan dated January 1, 1993.

(e)           10.19*        Amended and Restated 1992 Non-Qualified Stock
                            Plan.

(e)           10.20*        Amended and Restated 1993 Employee Stock Option
                            Plan.

(e)           10.21*        Amended and Restated 1993 Non-Employee Director
                            Stock Option Plan.

(g)           10.34         Asset Purchase Agreement dated as of October 13, 1999, between
                            BMCW, LLC and Rowland Manufacturing Corporation dba
                            Royal Door Company, Inc.

(g)           10.35         Promissory Note between BMCW, LLC Rowland
                            Manufacturing Corporation dba Royal Door Company, Inc.

              10.36         Amended and Restated Credit Agreement among
                            Wells Fargo Bank, N.A., as Agent, the Company, Letter

                            Of Credit Issuing Bank First Union Bank, as Syndication
                            Agent, and Twelve Other Financial Institutions Party
                            Hereto dated August 30, 2001.

(g)           10.37         Amended and Restated Severance Plan for Certain
                            Key Executive Officers, Senior Management and Key
                            Employees of the Company and its subsidiaries as
                            Adopted by the Board of Directors of the Company
                            on February 17, 2000.

(h)           10.38         Building Materials Holding Corporation 2000
                            Stock Incentive Plan.

(i)           10.39         Building Materials Holding Corporation Employee
                            Stock Purchase Plan.

(k)           10.40         Redemption Agreement, dated as of July 3, 2001, by and
                            among Knipp Brothers Industries, LLC, BMC Framing
                            and Knipp Brothers, Inc.

(k)           10.41         Transfer of General Partner and Limited Partner Interests
                            in KB Industries Limited Partnership dated July 3, 2001

              11.0          Statement regarding computation of earnings per share.

              13.1          Building Materials Holding Corporation's 2001 Annual Report.
                            Such report, except to the extent incorporated
                            herein by reference, is being furnished for the
                            information of the Securities and Exchange
                            Commission only and is not to be deemed
                            filed as part of this Annual Report on Form 10-K.

              21.1          Subsidiaries of Building Materials Holding Corporation

              23.1          Consent of PricewaterhouseCoopers LLP.

              23.3          Consent of Secore & Niedzialek, P.C.

              24.1          Power of Attorney. Reference is made
                            to page 23.

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

(f) Filed as an Exhibit to BMHC's Report on Form 8-K12G3, filed with the Commission on September 23, 1997 and incorporated herein by reference.

(g) Filed as an Exhibit to Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Commission on March 31, 2000, and incorporated herein by reference.

(h) Filed as an Exhibit to BMHC's Report on Form S-8, filed with the Commission on August 22, 2000 and incorporated herein by reference.

(i) Filed as an Exhibit to BMHC's Report on Form S-8, filed with the Commission on October 2, 2000 and incorporated herein by reference.

(j) Filed as an Exhibit to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 14, 2001, and incorporated herein by reference.

(k) Filed as an Exhibit to Company's Form 8-K, filed with the Commission on July 17, 2001, and incorporated herein by reference.

* Component of executive compensation.