Form 10-Q
period 2002-03-31
BUILDING MATERIALS HOLDING CORP
filed 2002-05-07
CIK 1046356

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---   of 1934


For the quarterly period ended   MARCH 31, 2002   or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number 0-19335



                     BUILDING MATERIALS HOLDING CORPORATION

Delaware                                                     91-1834269
(State of other jurisdiction of incorporation                (IRS Employer
or organization)                                             Identification No.)


                     Building Materials Holding Corporation
          Four Embarcadero Center, Suite 3250, San Francisco, CA 94111
                            Telephone: (415)627-9100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----   -----


              CLASS                                  Shares Outstanding as
              -----                                   of May 6, 2002:

              Common stock $.001 par value               13,053,206

                     BUILDING MATERIALS HOLDING CORPORATION

                                      INDEX
                                                                           Page
                                                                          Number
                                                                          ------
PART I -- FINANCIAL INFORMATION

           Item 1 - Financial Statements

           Condensed Consolidated Statements of Operations
           for the three months ended March 31, 2002 and 2001                3

           Condensed Consolidated Balance Sheets as of
           March 31, 2002 and December 31, 2001                              4

           Condensed Consolidated Statements of Cash Flows
           for the three months ended March 31, 2002 and 2001                5

           Notes to Condensed Consolidated Financial Statements              6

           Item 2 - Management's Discussion and Analysis of F
           inancial Condition and Results of Operations                     12


PART II -- OTHER INFORMATION                                                16

           Item 1 - Legal Proceedings                                       16

           Item 6 - Exhibits and Reports on Form 8-K                        16


SIGNATURES                                                                  17

                     BUILDING MATERIALS HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (amounts in thousands, except per share data)



                                                         Three Months Ended
                                                              March 31
                                                        2002             2001
                                                      --------         --------

 Net sales                                            $247,135         $223,149

 Cost of sales                                         175,908          159,482
                                                      --------         --------

 Gross profit                                           71,227           63,667

 Selling, general and
   administrative expense                               68,053           58,742

 Other income, net                                         365              572
                                                      --------         --------

 Income from operations                                  3,539            5,497

 Equity in earnings of unconsolidated
    companies, net of amortization                          --            1,847

 Interest expense                                        2,534            3,807
                                                      --------         --------

 Income before income taxes and change in
    accounting principle                                 1,005            3,537

 Income taxes                                              387            1,362
                                                      --------         --------

 Income before change in accounting
    principle                                              618            2,175

 Change in accounting principle, net of tax            (11,650)              --
                                                      --------         --------

 Net income/(loss)                                    $(11,032)        $  2,175
                                                      ========         ========

 Income before change in accounting
   principle per common share:
     Basic:                                              $0.05            $0.17
                                                         =====            =====

     Diluted:                                            $0.05            $0.17
                                                         =====            =====

Change in accounting principle, net of tax,
   per common share:
     Basic:                                             $(0.90)           $  --
                                                        ======            =====

     Diluted:                                           $(0.89)           $  --
                                                        ======            =====

 Net income/(loss) per common share:
   Basic:                                               $(0.85)           $0.17
                                                        ======            =====

   Diluted:                                             $(0.84)           $0.17
                                                        ======            =====



The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)

                                                      (UNAUDITED)
                                                       March 31,    December 31,
                                                          2002         2001
                                                      -----------   ------------
ASSETS
Current assets
     Cash                                               $  3,721     $  5,182
     Receivables, net                                    114,034      112,557
     Inventories                                          99,042       85,826
     Deferred income tax benefit                           5,090        4,657
     Prepaid expenses and other current assets             9,999       10,802
                                                        --------     --------

         Total current assets                            231,886      219,024

Property, plant and equipment, net                       175,555      177,554
Goodwill and other intangibles, net                       60,688       78,852
Deferred loan costs                                        3,850        4,387
Other long-term assets                                     6,894        5,925
                                                        --------     --------

Total assets                                            $478,873     $485,742
                                                        ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable and accrued expenses              $ 70,309     $ 58,120
                                                        --------     --------
         Total current liabilities                        70,309       58,120

Long-term debt                                           164,945      167,417
Deferred income taxes                                      1,875        7,803
Other long-term liabilities                                9,264        9,508
                                                        --------     --------

Total liabilities                                        246,393      242,848
                                                        --------     --------

Shareholders' equity
   Common stock, $0.001 par value, 20,000,000
   shares authorized; 13,039,956 and 12,984,284
   shares issued and outstanding,
   respectively                                               13           13
 Additional paid-in capital                              111,279      110,661
 Retained earnings                                       121,188      132,220
                                                        --------     --------

         Total shareholders' equity                      232,480      242,894
                                                        --------     --------

Total liabilities and shareholders' equity              $478,873     $485,742
                                                        ========     ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (amounts in thousands)

                                                             Three Months Ended
                                                                 March 31
                                                             2002        2001
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                          $(11,032)   $  2,175
Adjustments to reconcile net income/(loss) to cash
  (used in)/provided by operating activities:
     Depreciation and amortization                            4,592       4,102
     Deferred income taxes                                      (75)        (74)
     Net loss/(gain) on sale of assets                          174         (13)
     Equity in earnings of unconsolidated
       companies, net of amortization                            --      (1,847)
     Change in accounting principle, net of deferred
       taxes of $6,286                                       11,650          --
     Changes in assets and liabilities, net of
       effects of location sales
         Receivables, net                                    (1,477)      3,474
         Inventories                                        (13,356)       (477)
         Prepaid expenses and other current assets              803       1,010
         Accounts payable and accrued expenses                7,306       5,467
         Other assets and long-term liabilities               1,343         468
                                                           --------    --------

Net cash (used in)/provided by operating
  activities                                                    (72)     14,285
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                          (4,292)     (7,624)
Acquisition of businesses                                    (1,050)         --
Proceeds from sale of business unit, net of cash sold
                                                              2,135         758
Proceeds from disposition of property and equipment
                                                                129       1,340
Other, net                                                     (644)       (661)
                                                           --------    --------

Net cash used in investing activities                        (3,722)     (6,187)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments under revolving credit agreements               (1,300)     (2,400)
Principal payments of term notes                                 --      (2,778)
Principal payments of other notes payable                      (156)         --
Change in book overdrafts                                     3,000      (1,239)
Stock options exercised                                         612          --
Other, net                                                      177         (45)
                                                           --------    --------

Net cash provided by/(used in) financing
  activities                                                  2,333      (6,462)
                                                           --------    --------

Net change in cash                                           (1,461)      1,636
Cash, beginning of period                                     5,182       4,570
                                                           --------    --------

Cash, end of period                                        $  3,721    $  6,206
                                                           ========    ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Building Materials Holding Corporation ("BMHC" or the "Company") on a consolidated basis, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 2001 Annual Report. In the opinion of management, all adjustments necessary to present fairly the results for the periods presented have been included. The adjustments made were of a normal, recurring nature.

Due to the seasonal nature of BMHC's business, the condensed consolidated results of operations and resulting cash flows for the periods presented are not necessarily indicative of the results that might be expected for the fiscal year.

2.  NET SALES BY PRODUCT (in thousands)

                                                       Three Months Ended March 31,
                                                   2002                         2001
                                          ---------------------         --------------------
Lumber products                           $ 78,484       31.8%          $ 85,268       38.2%
Services and manufactured products         133,484       54.0            101,043       45.3
Building materials                          19,966        8.1             22,858       10.2
Other                                       15,201        6.1             13,980        6.3
                                          --------      -----           --------      -----
                                          $247,135      100.0%          $223,149      100.0%
                                          ========                      ========

3.    NET INCOME PER COMMON SHARE

Net income per common share was determined using the following information (in thousands):

                                                    Three Months Ended March 31,
                                                       2002           2001
                                                     --------        -------


Net income/(loss) available to common
   shareholders                                      $(11,032)(1)     $2,175
                                                     ========         ======

Weighted average shares used to determine basic net income/(loss) per common share

                                                       13,000         12,840

Net effect of dilutive stock options
                                                          175             35
                                                       ------         ------

Weighted average shares used to determine diluted net income/(loss) per common share

                                                       13,175         12,875
                                                       ======         ======

(1)  After change in accounting principle of $(11,650), net of tax

4.  DEBT

At March 31, 2002 and December 31, 2001, debt consisted of the following (in thousands):

                                                      March 31,     December 31,
                                                        2002            2001
                                                      --------        --------
Term note                                             $110,000        $110,000
Revolving credit facility                               51,800          53,100
Non-interest bearing term note, net of
  related discounts of $1,628 and $650,
  respectively                                           2,661           3,794
Other                                                      484             523
                                                      --------        --------
                                                      $164,945        $167,417
                                                      ========        ========

In connection with a 1999 acquisition, the Company issued a $5,000,000 non-interest bearing term note to the previous owner as partial consideration for the purchase. Under the terms of the note, a portion of the payments may be due based on operating results of the acquired business. The Company's original discount of the note was based on a 15% effective interest rate and estimates of the operating results of the acquired business. Due to the uncertain timing of the payout of this term note, the note represents a form of contingent consideration paid for the acquired business. As a result, the Company adjusted its estimates related to the timing of the payout of the term note, which resulted in recording an additional discount of $1,074,000 during the first quarter of 2002.

The scheduled principal payments of debt at March 31, 2002 are $8.0 million in 2002, $17.9 million in 2003, $136.8 million in 2004, $0.2 million in 2005 and
$2.0 million in 2006 Principal payments of $12.9 million due within the next twelve months are expected to be refinanced through the unused portion of the revolving credit facility. As a result, this amount has been classified as long-term.

5. ACQUISITIONS

On July 3, 2001 the Company purchased the remaining 51% interest it did not already own in Knipp Brothers Industries, LLC, KBI Distribution LLC and KB Industries Limited Partnership (collectively, "KBI") for total consideration of $34.4 million in cash, net of cash acquired of $1.8 million. As a result, KBI operating results are included in the consolidated statements of income beginning July 3, 2001.

On February 1, 2002 the Company purchased the assets of Tri-Trim, Inc., a Colorado based millwork installation business, for $1.1 million in cash.

The following summarizes unaudited pro forma results of operations assuming the July 3, 2001 acquisition of KBI (the "KBI Acquisition") occurred as of the beginning of 2001. The pro forma information does not include the effect of the Tri-Trim, Inc. acquisition because such effect is not material. The pro forma data has been prepared for comparative purposes only. It does not purport to be indicative of the results of operations that would have resulted had the KBI Acquisition been consummated at the beginning of 2001, or that may occur in the future (in thousands, except per share data):

                                                     Three Months
                                                    Ended March 31,
                                                         2001
                                                      (unaudited)
                                                   ------------------
Net sales                                              $258,775
Net income                                             $  3,379

Net income per diluted common share                       $0.26

6. EQUITY INVESTMENT
Summarized first quarter 2002 and 2001 combined income statement information of the Company's equity-basis unconsolidated companies follows (in thousands):

                                                        Three Months Ended
                                                             March 31,
                                                       2002(1)         2001
                                                      ---------      ---------
Net sales                                                $--          $35,626
Income from operations                                   $--          $ 1,109
Net income                                               $--          $ 1,094
Less other members share of net income                    --             (558)
                                                         ---          -------

Company's share of net income                             --              536
Other income allocations, net of
  amortization of intangibles
                                                          --            1,311
                                                         ---          -------

Equity in earnings of unconsolidated
  companies
                                                         $--          $ 1,847
                                                         ===          =======

(1) As a result of the KBI Acquisition, the Company no longer accounts for its investment in KBI under the equity method of accounting

7.     GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2002 (in thousands):

                                                          As of March 31, 2002
                                         Gross Carrying         Accumulated       Net Carrying
                                              Amount            Amortization         Amount
                                         --------------       ----------------    -------------
Amortized intangible assets
     Covenants not to compete                $ 1,785               $  (778)          $ 1,007
     Other amortized intangibles                 500                  (250)              250

Unamortized intangible assets
     Customer relationships                    9,180                    --             9,180
                                             -------               -------           -------
                                             $11,465               $(1,028)          $10,437
                                             =======               =======           =======

Aggregate amortization expense for intangible assets was $176,000 for the quarter ended March 31, 2002. Estimated amortization expense for intangible assets is $452,000 for the remainder of 2002, $547,000 in 2003, $239,000 in
2004, $19,000 in 2005 and $0 in 2006.

The changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows (in thousands):

           Balance as of January 1, 2002                                $68,339
           Goodwill acquired during the period                              922
           Impairment losses(1)                                         (17,936)
           Contingent consideration adjustment(2)                        (1,074)
           Goodwill written off related to sale of business unit             --
                                                                        -------
           Balance as of March 31, 2002                                 $50,251
                                                                        =======

             (1)  See Note 8 related to the transitional impairment analysis.
             (2) See Note 4 related to the re-pricing of the non-interest bearing note payable.

8.  CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" in the first quarter of 2002. The provisions of SFAS 142 eliminate the amortization of goodwill and other indefinite lived intangible assets on a prospective basis beginning with acquisitions completed after June 30, 2001, or January 1, 2002 for those completed prior to June 30, 2001. This standard required the Company to complete a transitional impairment analysis of its recorded goodwill and indefinite lived intangible assets and to record any impairment charge as a change in accounting principle as of the first quarter of 2002. The Company has completed the transitional impairment analysis, which resulted in the following impaired amounts of goodwill as of January 1, 2002 (in thousands):

                                                                    Goodwill
                                               Goodwill          Impairment,
                  Reporting Unit               Impairment         Net of Tax
       ---------------------------------    -------------      -------------
       Northern Nevada                            $ 2,257            $ 1,388
       Utah                                         1,397                859
       Spokane                                         41                 25
       San Antonio / Austin                         2,194              1,969
       Royal Door                                   2,975              1,830
       Dallas / Fort Worth                          1,403                863
       Puget Sound                                  6,253              3,846
       Portland                                     1,416                870
                                                  -------            -------
         Total                                    $17,936            $11,650
                                                  =======            =======

The Reporting Units (as defined by SFAS 142) listed above generated cash flows during 2001 that did not meet Company expectations. Possible reasons for the short-falls could include increased competition, a reduction in residential home building within the geographic markets that these Reporting Units serve, or management issues. In the case of each Reporting Unit, fair value was estimated using the expected present value of future cash flows.

The following reflects adjustments that would be made to net income/(loss) and earnings per share if the non-amortization provisions of SFAS 142 had been adopted as of January 1, 2001 (in thousands, except per share data):

                                                                    For the Quarter Ended
                                                                          March 31,
                                                                     2002           2001
                                                                   --------        -------
   Reported net income/(loss)                                      $(11,032)        $2,175
   Add back:  Goodwill amortization, net of tax                           --           293
   Add back:  Customer relationship amortization,
     net of tax                                                           --            24
                                                                    --------        ------
   Adjusted net income/(loss)                                       $(11,032)       $2,492
                                                                    ========        ======

   BASIC EARNINGS PER SHARE:
       Reported net income/(loss)                                     $(0.85)       $0.17
       Goodwill amortization, net of tax                                  --         0.02
       Customer relationship amortization, net of tax                     --         0.00
                                                                      ------        -----
       Adjusted net income/(loss)                                     $(0.85)       $0.19
                                                                      ======        =====

   DILUTED EARNINGS PER SHARE:
       Reported net income/(loss)                                     $(0.84)       $0.17
       Goodwill amortization, net of tax                                  --         0.02
       Customer relationship amortization, net of tax                     --         0.00
                                                                      ------        -----
       Adjusted net income/(loss)                                     $(0.84)       $0.19
                                                                      ======        =====

                     BUILDING MATERIALS HOLDING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND CRITICAL ACCOUNTING ESTIMATES

Certain statements made in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors are discussed in detail in Building Materials Holding Corporation's Form 10-K for the fiscal year ended December 31, 2001. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements contained in the Annual Report on Form 10-K or this Form 10-Q except as required by law. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report to Shareholders for information regarding our critical accounting estimates.

The following table sets forth for the periods indicated the percentage relationship to net sales of certain costs, expenses and income items. The table and subsequent discussion should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                                               For The Three Months Ended
                                                        March 31,
                                                  2002              2001
                                                 ------            ------

Net sales                                        100.0%            100.0%
Gross profit                                      28.8              28.5
Selling, general and
 administrative expense                           27.5              26.3
Other income                                       0.1               0.2
Income from operations                             1.4               2.5
Equity in earnings of unconsolidated
   companies                                        --               0.8
Interest expense                                   1.0               1.7
Income taxes                                       0.1               0.6
Income before change in accounting
   principle                                       0.3               1.0

FIRST QUARTER OF 2002 COMPARED TO THE FIRST QUARTER OF 2001
-----------------------------------------------------------

Net sales for the three months ended March 31, 2002 were $247.1 million, up 24.0 million from the first quarter of 2001 when sales were $223.1 million. The increase in net sales resulted primarily from the consolidation of KBI and the impact of inflation on commodity lumber product prices. Same-store sales decreased 6.5%, or 9.8% after adjusting for increases in commodity lumber prices, as compared to the first quarter of 2001 at facilities that operated for at least two months in both the first quarter of 2001 and 2002. Construction services and manufactured components accounted for $133.5 million, or 54.0% of net sales for the first quarter of 2002, an increase from $101.0 million, or 45.3% of net sales for the first quarter of 2001.

Gross profit as a percentage of sales increased to 28.8% in the first quarter of 2002 from 28.5% in the first quarter of 2001, primarily as a result of increased sales of higher margin construction services and manufactured components, such as framing, roof trusses, pre-hung doors, millwork, and pre-assembled windows.

Selling, general and administrative (SG&A) expense was $68.1 million, or 27.5% of net sales in the first quarter of 2002 as compared to $58.7 million, or 26.3% of net sales in the first quarter of 2001. The Company attributes most of this dollar increase to the additional sales of construction services and manufactured components, which generally require higher SG&A expenses, and increased costs related to employee compensation, health care and general insurance. These increases are partially offset by the elimination of goodwill amortization in accordance with new accounting standards. The percentage increase is primarily attributable to the additional costs listed above, partially offset by the elimination of goodwill amortization expense and the inflation of commodity lumber product prices on net sales.

There was no equity in earnings of unconsolidated companies in the first quarter of 2002, compared to $1.8 million in the first quarter of 2001. This decrease is attributed to the consolidation of KBI resulting from the KBI Acquisition on July 3, 2001.

Interest expense decreased to $2.5 million from $3.8 million during the first three months of 2002 and 2001, respectively, primarily due to a reduction in the weighted average interest rate to 5.1% from 9.2% between the two periods. The impact of the reduced interest rate was partially offset by an increase in the weighted average debt outstanding to 169.2 million during the first quarter of 2002 from $159.4 million during the same period of 2001. The increase in the average debt outstanding is primarily due to additional working capital needs related to the KBI Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary need for capital resources is to fund future growth, capital expenditures, and acquisitions, as well as to finance working capital needs, which have been increasing as the Company has grown in recent years. Capital resources have primarily consisted of cash flows from operations and the incurrence of debt.

OPERATIONS

In the first three months of 2002 and 2001, net cash (used)/provided by operations was $(0.1) million and $14.3 million, respectively. The decrease in cash provided by operations is primarily due to increased purchases of inventory in anticipation of inflation of commodity lumber prices. Working capital increased to $161.6 million at March 31, 2002 from $135.6 million at March 31, 2001.

CAPITAL INVESTMENT AND ACQUISITIONS

Capital expenditures were $4.3 million in the first three months of 2002. Capital expenditures were incurred to acquire additional property and expand and remodel existing facilities. Proceeds from the sale of business units, net of cash sold, were $2.1 million during the first three months of 2002, related to the sale of the Jackson, Wyoming and Gardnerville, Nevada locations.

FINANCING

Net cash provided/(used) by financing activities was $2.3 million and $(6.5) million in the first three months of 2002 and 2001, respectively. The increase in cash provided by financing is primarily due to changes in book overdrafts and increases in stock options exercised, partially offset by reduced payments on borrowings during the first quarter of 2002.

At March 31, 2002 the Company's existing senior credit facility provided for borrowings of up to $300.0 million, which includes $110.0 million provided for by the term loan all of which was outstanding at March 31, 2002, and $190.0 million provided for by the revolving credit facility, $51.8 million of which was outstanding at March 31, 2002. Revolver borrowings are limited by a borrowing base equal to 60% of inventory plus 80% of trade accounts receivable. The borrowing base is calculated monthly and was $150.2 million at March 31, 2002, resulting in revolver availability of $92.0 million, net of $6.4 million in outstanding letters of credit. Borrowings under the facility bear interest at prime plus 0.50% to 1.50%, or Offshore Rate plus 2.0% to 3.0%. The agreement expires in 2004.

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

DISCLOSURES OF CERTAIN MARKET RISKS

The Company experiences changes in interest expense when market interest rates change or changes are made to its debt structure. Previously, the Company has managed its exposure to market interest rate changes through periodic refinancing of its variable rate debt with fixed rate term debt obligations. Based on debt outstanding at March 31, 2002, a 25 basis point increase in interest rates would result in approximately $405,000 of additional annual interest costs.

Commodity lumber products, including panel products, accounted for approximately 31.8% and 38.2% of net sales in the first three months of 2002 and 2001, respectively. Prices of commodity lumber products, which are subject to significant volatility, directly affect net sales and cost of sales and could affect net income. The Company does not utilize any derivative financial instruments.

The Company has a cash equity incentive plan that is partially based on changes in the Company's stock price. Under the plan, a $1.00 increase or decrease in the Company's stock price after March 31, 2002 would result in an increase or decrease in compensation expense of approximately $161,000.

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

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          EXHIBIT #      DESCRIPTION

               11.0 Statement regarding computation of earnings per share (see Note 3)

(b)       Reports on Form 8-K - None filed

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     BUILDING MATERIALS HOLDING CORPORATION


Date:  May 6, 2002                   /s/ Robert E. Mellor
                                     ------------------------------------------
                                     Robert E. Mellor

                                     Chairman of the Board, President, and
                                     Chief Executive Officer (Principal
                                     Executive Officer)


Date:  May 6, 2002                   /s/ Ellis C. Goebel
                                     ------------------------------------------
                                     Ellis C. Goebel
                                     Senior Vice President - Finance
                                     and Treasurer
                                     (Principal Financial Officer)