Form 10-Q
period 2002-06-30
BUILDING MATERIALS HOLDING CORP
filed 2002-08-14
CIK 1046356

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002 or

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

Yes _X_  No ___


          Class                                     Shares Outstanding as
          -----                                     of August 2, 2002:

          Common stock $.001 par value              13,133,267

                     BUILDING MATERIALS HOLDING CORPORATION

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I -- FINANCIAL INFORMATION

           Item 1 - Financial Statements

           Condensed Consolidated Statements of Operations for the
           three and six months ended June 30, 2002 and 2001                 3

           Condensed Consolidated Balance Sheets as of June 30, 2002
           and December 31, 2001                                             4

           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 2002 and 2001                           5

           Notes to Condensed Consolidated Financial Statements              6

           Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              12


PART II -- OTHER INFORMATION

           Item 1 - Legal Proceedings                                       18

           Item 6 - Exhibits and Reports on Form 8-K                        18


SIGNATURES                                                                  19

                     BUILDING MATERIALS HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (amounts in thousands, except per share data)

                                                    Three months ended              Six months ended
                                                          June 30                        June 30
                                                   2002          2001              2002         2001
                                               -----------   -----------       -----------  -----------
 Net sales                                       $300,528      $268,416          $547,663     $491,565
 Cost of sales                                    215,028       194,621           390,936      354,103
                                                 --------      --------          --------     --------
 Gross profit                                      85,500        73,795           156,727      137,462
 Selling, general and
   administrative expense                          71,224        62,532           139,277      121,274
 Other income, net                                     --           318               365          890
                                                 --------      --------          --------     --------
 Income from operations                            14,276        11,581            17,815       17,078

 Equity in earnings of
    unconsolidated companies,
    net of amortization                                --         2,970                --        4,817
 Interest expense                                   2,421         3,063             4,955        6,870
                                                 --------      --------          --------     --------
 Income before income taxes
    and change in accounting
    principle                                      11,855        11,488            12,860       15,025
 Income taxes                                       4,564         4,423             4,951        5,785
                                                 --------      --------          --------     --------
 Income before change in
    accounting principle                            7,291         7,065             7,909        9,240
 Change in accounting principle,
    net of tax benefit of $6,286                       --            --           (11,650)          --
                                                 --------      --------          --------     --------
 Net income/(loss)                               $  7,291      $  7,065          $ (3,741)    $  9,240
                                                 ========      ========          ========     ========
 Income before change in accounting
   principle per common share:
     Basic:                                         $0.56         $0.55             $0.61        $0.72
                                                    =====         =====             =====        =====
     Diluted:                                       $0.55         $0.54             $0.60        $0.72
                                                    =====         =====             =====        =====
 Change in accounting principle,
   net of tax, per common share:
     Basic:                                         $  --         $  --            $(0.89)       $  --
                                                    =====         =====            ======        =====
     Diluted:                                       $  --         $  --            $(0.88)       $  --
                                                    =====         =====            ======        =====
 Net income/(loss) per common share:
   Basic:                                           $0.56         $0.55            $(0.29)       $0.72
                                                    =====         =====            ======        =====
   Diluted:                                         $0.55         $0.54            $(0.28)       $0.72
                                                    =====         =====            ======        =====


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)


                                                        (UNAUDITED)
                                                          June 30,  December 31,
                                                           2002         2001
                                                        ----------  ------------
ASSETS
Current assets
     Cash                                                $  6,961     $  5,182
     Receivables, net                                     133,594      112,557
     Inventories                                           98,560       85,826
     Deferred income tax benefit                            5,301        4,657
     Prepaid expenses and other current assets              4,112       10,802
                                                         --------     --------
         Total current assets                             248,528      219,024

Property, plant and equipment, net                        175,909      177,554
Goodwill                                                   50,737       68,339
Other intangibles, net                                     10,386       10,513
Deferred loan costs                                         3,454        4,387
Other long-term assets                                      7,223        5,925
                                                         --------     --------
Total assets                                             $496,237     $485,742
                                                         ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable and accrued expenses               $ 78,559     $ 58,120
                                                         --------     --------
         Total current liabilities                         78,559       58,120

Long-term debt                                            165,201      167,417
Deferred income taxes                                       2,093        7,803
Other long-term liabilities                                10,181        9,508
                                                         --------     --------
Total liabilities                                         256,034      242,848
                                                         --------     --------

Shareholders' equity
   Common stock, $0.001 par value, 20,000,000
     shares authorized; 13,133,267 and
     12,984,284 shares issued and outstanding,
     respectively                                              13           13
   Additional paid-in capital                             111,711      110,661
   Retained earnings                                      128,479      132,220
                                                         --------     --------
         Total shareholders' equity                       240,203      242,894
                                                         --------     --------
Total liabilities and shareholders' equity               $496,237     $485,742
                                                         ========     ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (amounts in thousands)


                                                             Six months ended
                                                                  June 30
                                                             2002        2001
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                          $ (3,741)   $  9,240
Adjustments to reconcile net income/(loss) to cash
  provided by operating activities:
     Depreciation and amortization                            9,194       8,020
     Deferred income taxes                                      (68)     (2,154)
     Net loss/(gain) on sale of assets                          643        (674)
     Equity in earnings of unconsolidated
       companies, net of amortization                            --      (4,817)
     Distributions received from unconsolidated
       companies                                                 --       3,616
     Change in accounting principle, net of tax
       benefit of $6,286                                     11,650          --
     Changes in assets and liabilities, net of
       effects of location sales and acquisitions
         Receivables, net                                   (21,217)    (12,690)
         Inventories                                        (12,874)     (9,131)
         Prepaid expenses and other current assets            6,690       2,570
         Accounts payable and accrued expenses               15,309      10,978
         Other long-term assets and liabilities               1,616       3,747
                                                           --------    --------
Net cash provided by operating activities                     7,202       8,705
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                          (9,998)    (13,335)
Acquisition of businesses                                    (1,406)         --
Proceeds from sale of locations, net of cash sold             2,750         758
Proceeds from disposition of property and equipment             346       4,200
Other, net                                                     (883)       (711)
                                                           --------    --------
Net cash used in investing activities                        (9,191)     (9,088)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change under revolving credit agreements                 (1,100)     34,000
Principal payments on term notes                                 --      (5,555)
Principal payments on other notes payable                      (156)       (289)
Change in book overdrafts                                     3,755      (1,241)
Stock options exercised                                       1,036          --
Other, net                                                      233         293
                                                           --------    --------
Net cash provided by financing activities                     3,768      27,208
                                                           --------    --------
Net change in cash                                            1,779      26,825
Cash, beginning of period                                     5,182       4,570
                                                           --------    --------
Cash, end of period                                        $  6,961    $ 31,395
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


2.   NET SALES BY PRODUCT (in thousands)

                                 Three months ended June 30,                     Six months ended June 30,
                                 2002                   2001                    2002                   2001
                           ----------------       ----------------        ----------------       ----------------
Lumber products            $102,140   34.0%       $109,312   40.7%        $180,625   33.0%       $194,580   39.6%
Services and
  manufactured
  components                152,604   50.8         112,793   42.0          286,088   52.2         213,836   43.5
Building materials
                             26,944    9.0          29,585   11.1           46,910    8.6          52,443   10.7
Other                        18,840    6.2          16,726    6.2           34,040    6.2          30,706    6.2
                           --------               --------                --------               --------
                           $300,528               $268,416                $547,663               $491,565
                           ========               ========                ========               ========

3.   NET INCOME PER COMMON SHARE

Net income per common share was determined using the following information (in thousands):

                                                      Three months ended          Six months ended
                                                     June 30,   June 30,        June 30,    June 30,
                                                       2002       2001            2002        2001
                                                     --------   --------        --------    --------
Net income/(loss) available to common
   shareholders                                       $7,291      $7,065        $(3,741)(1)  $9,240
                                                      ======      ======        =======      ======
Weighted average shares used to determine
   basic net income/(loss) per common share           13,073      12,880         13,037      12,860
Net effect of dilutive stock options                     203         105            190          62
                                                      ------      ------         ------      ------
Weighted average shares used to determine
   diluted net income/(loss) per common share         13,276      12,985         13,227      12,922
                                                      ======      ======         ======      ======

(1)  After change in accounting principle of $(11,650), net of tax


4.   DEBT

At June 30, 2002 and December 31, 2001, debt consisted of the following (in thousands):

                                                      June 30,      December 31,
                                                        2002           2001
                                                      --------      -----------
Term note                                             $110,000       $110,000
Revolving credit facility                               52,000         53,100
Non-interest bearing term note, net of
   related discounts of $1,531 and $650,
   respectively                                          2,757          3,794
Other                                                      444            523
                                                      --------       --------
                                                      $165,201       $167,417
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

The scheduled principal payments of total debt at June 30, 2002 are $8.1 million in 2002, $17.9 million in 2003, $137.0 million in 2004, $0.2 million in 2005 and
$2.0 million in 2006. Principal payments of $17.3 million due within the next twelve months are expected to be refinanced through the unused portion of the revolving credit facility. As a result, this amount has been classified as long-term.


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

On June 28, 2002 the Company purchased the assets of JDP, a Colorado based millwork installation business, for $0.3 million in cash.

The following summarizes unaudited pro forma results of operations for 2001 and actual results for 2002 assuming the July 3, 2001 acquisition of KBI (the "KBI Acquisition") occurred as of the beginning of 2001. The pro forma information does not include the effects of the Tri-Trim, Inc. acquisition or the JDP acquisition because such effects are not material. The pro forma data has been prepared for comparative purposes only. It does not purport to be indicative of the results of operations that would have resulted had the KBI Acquisition been consummated at the beginning of 2001, or that may occur in the future (in thousands, except per share data):

                                    Three months Three months   Six months   Six months
                                     ended June   ended June    ended June   ended June
                                      30, 2002     30, 2001      30, 2002      30, 2001
                                    (unaudited)  (unaudited)   (unaudited)   (unaudited)
                                    -----------  ------------  -----------   -----------
Net sales                            $300,528      $318,543      $547,663     $577,318
Net income before change in
   accounting principle
                                     $  7,291      $  8,593      $  7,909     $ 11,660

Income per diluted common  share
   before change in accounting
   principle
                                        $0.55         $0.66         $0.60        $0.90

6.   EQUITY INVESTMENT

Summarized combined income statement information of the Company's equity-basis unconsolidated companies follows (in thousands):

                                             Three months ended         Six months ended
                                                   June 30,                  June 30,
                                             2002(1)     2001          2002(1)       2001
                                           ----------  ---------      ---------   ----------
Net sales                                      $--      $50,127          $--       $85,753
Income from operations                         $--      $ 2,379          $--       $ 3,488

Net income                                     $--      $ 2,249          $--       $ 3,343
Less other members share of net income          --       (1,147)          --        (1,705)
                                               ---      -------          ---       -------
Company's share of net income                   --        1,102           --         1,638
Other income allocations, net of
    amortization of intangibles                 --        1,868           --         3,179
                                               ---      -------          ---       -------
Equity in earnings of unconsolidated
    companies                                  $--      $ 2,970          $--       $ 4,817
                                               ===      =======          ===       =======

(1) As a result of the KBI Acquisition, the Company no longer accounts for its investment in KBI under the equity method of accounting


7.   GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2002 (in thousands):

                                                As of June 30, 2002
                                         Gross
                                        Carrying    Accumulated   Net Carrying
                                         Amount    Amortization      Amount
                                        --------   ------------   ------------
Amortized intangible assets
     Covenants not to compete            $ 1,885      $  (895)       $   990
     Other amortized intangibles             500         (284)           216

Unamortized intangible assets
     Customer relationships                9,180           --          9,180
                                         -------      -------        -------
                                         $11,565      $(1,179)       $10,386
                                         =======      =======        =======

Aggregate amortization expense for intangible assets was $151,000 for the three months ended June 30, 2002 and $327,000 for the six months ended June 30, 2002. Estimated amortization expense for intangible assets is $317,000 for the remainder of 2002, $580,000 in 2003, $272,000 in 2004, $37,000 in 2005 and $0 in
2006.

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows (in thousands):

           Balance as of January 1, 2002                      $68,339
           Goodwill acquired during the period                  1,408
           Impairment losses(1)                               (17,936)
           Contingent consideration adjustment(2)              (1,074)
                                                              -------
           Balance as of June 30, 2002                        $50,737
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

                                                                Goodwill
                                                Goodwill       Impairment,
        Reporting Unit                         Impairment      Net of Tax
    ---------------------                      ----------      -----------
    Northern Nevada                             $ 2,257          $ 1,388
    Utah                                          1,397              859
    Spokane                                          41               25
    San Antonio / Austin                          2,194            1,969
    Royal Door                                    2,975            1,830
    Dallas / Fort Worth                           1,403              863
    Puget Sound                                   6,253            3,846
    Portland                                      1,416              870
                                                -------          -------
      Total                                     $17,936          $11,650
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

The following reflects adjustments that would be made to net income/(loss) and earnings per share if the non-amortization provisions of SFAS 142 had been adopted as of January 1, 2001 (in thousands, except per share data):

                                                         For the three                 For the six
                                                          months ended                months ended
                                                            June 30,                     June 30,
                                                        2002        2001           2002         2001
                                                      --------    --------       ---------    --------
Reported net income/(loss)                             $7,291      $7,065         $(3,741)     $9,240
Add back:  Goodwill amortization, net of tax               --         293              --         586
Add back:  Customer relationship amortization,
    net of tax                                             --          24              --          48
                                                       ------      ------        --------      ------
Adjusted net income/(loss)                             $7,291      $7,382         $(3,741)     $9,874
                                                       ======      ======        ========      ======
BASIC EARNINGS PER SHARE:
    Reported net income/(loss)                          $0.56       $0.55          $(0.29)      $0.72
    Goodwill amortization, net of tax                      --        0.02              --        0.05
    Customer relationship amortization, net
       of tax                                              --        0.00              --        0.00
                                                        -----       -----          ------       -----
    Adjusted net income/(loss)                          $0.56       $0.57          $(0.29)      $0.77
                                                        =====       =====          ======       =====
DILUTED EARNINGS PER SHARE:
    Reported net income/(loss)                          $0.55       $0.54          $(0.28)      $0.72
    Goodwill amortization, net of tax                      --        0.02              --        0.05
    Customer relationship amortization, net
       of tax                                              --        0.00              --        0.00
                                                        -----       -----          ------       -----
    Adjusted net income/(loss)                          $0.55       $0.57          $(0.28)      $0.76
                                                        =====       =====          ======       =====


9.  SUBSEQUENT EVENT

On July 1, 2002, the Company purchased a 51% interest in a newly formed partnership, KBI Norcal, for approximately $4.9 million in cash, $0.8 million of assumed debt and the issuance of 34,384 shares of BMHC common stock. The other 49% interest is owned by Robert Garcia and John Volkman, principals of Sanburn Construction Corporation, a privately held firm based in Dixon, California. KBI Norcal will provide turnkey framing services in Northern California.

Under the purchase agreement, BMHC will have the option to purchase the remaining 49% interest in KBI Norcal from July 1, 2004 through June 30, 2008 and the principals of Sanburn Construction Corporation have the option to require BMHC to purchase the remaining 49% of KBI Norcal from July 1, 2006 through June 30, 2008. The purchase price for the remaining 49% will generally be equal to the greater of (i) four times earnings before interest and taxes ("EBIT") of KBI Norcal for the 12 calendar months prior to the exercise of the option, (ii) four times the annualized average EBIT of KBI Norcal for the 36 calendar months prior to the exercise of the option, or (iii) $7.5 million.

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

                                For the three months ended       For the six months ended
                                          June 30,                         June 30,
                                     2002         2001               2002          2001
                                   --------     --------           --------      ------
Net sales                           100.0%       100.0%             100.0%        100.0%
Gross profit                         28.4         27.5               28.6          28.0
Selling, general and
 administrative expense              23.7         23.3               25.4          24.7
Other income                           --          0.1                 --           0.2
Income from operations                4.7          4.3                3.2           3.5
Equity in earnings of
   unconsolidated companies            --          1.1                 --           1.0
Interest expense                      0.8          1.1                0.9           1.4
Income taxes                          1.5          1.6                0.9           1.2
Income before change in
   accounting principle               2.4          2.6                1.4           1.9

SECOND QUARTER OF 2002 COMPARED TO THE SECOND QUARTER OF 2001

Net sales for the three months ended June 30, 2002 were $300.5 million, up 12.0% from the second quarter of 2001 when sales were $268.4 million. The increase in net sales resulted from acquisitions, primarily from the consolidation of KBI. This increase was partially offset by a 3.8% decrease in same-store sales, or a 3.9% decrease after adjusting for increases in commodity lumber prices, as compared to the second quarter of 2001 at facilities that operated for at least two months in the second quarter of both 2001 and 2002. Construction services and manufactured components accounted for $152.6 million, or 50.8% of net sales for the second quarter of 2002, an increase from $112.8 million, or 42.0% of net sales for the second quarter of 2001. Building materials distribution accounted for $147.9 million, or 49.2% of net sales for the second quarter of 2002, a decrease from $155.6 million, or 58.0% of net sales, for the second quarter of 2001.

Gross profit as a percentage of sales increased to 28.4% in the second quarter of 2002 from 27.5% in the second quarter of 2001, primarily as a result of increased sales of higher margin construction services and manufactured components, such as framing, roof trusses, pre-hung doors, millwork, and pre-assembled windows.

Selling, general and administrative (SG&A) expense was $71.2 million, or 23.7% of net sales in the second quarter of 2002 as compared to $62.5 million, or 23.3% of net sales in the second quarter of 2001. The Company attributes most of this dollar increase to the consolidation of KBI resulting from the KBI Acquisition on July 3, 2001. Increased SG&A expense attributable to the KBI Acquisition and higher general insurance expense were partially offset by reduced employee compensation expense related to a cash equity incentive plan and by the elimination of goodwill amortization in accordance with new accounting standards.

There was no equity in earnings of unconsolidated companies in the second quarter of 2002, compared to $3.0 million in the second quarter of 2001. This decrease is attributed to the consolidation of KBI resulting from the KBI Acquisition on July 3, 2001.

Interest expense decreased to $2.4 million from $3.1 million during the second quarter of 2002 and 2001, respectively, primarily due to a reduction in the weighted average interest rate to 4.7% from 6.9% between the two periods. The impact of the reduced interest rate was partially offset by an increase in the weighted average debt outstanding to $171.9 million during the second quarter of 2002 from $161.0 million during the same period of 2001. The increase in the average debt outstanding is primarily due to additional working capital needs related to the KBI Acquisition.

Overall, net income improved in the second quarter of 2002 when compared to the second quarter of 2001. The improvement, however, is primarily attributable to the consolidation of KBI, which resulted from the KBI Acquisition on July 3, 2001. Earnings from building materials distribution and construction services and manufactured components, excluding the effect of the consolidation of KBI, would have been lower in the second quarter of 2002 compared to the second quarter of 2001. Management believes that second quarter earnings were adversely affected by several factors, including a reduction in housing permits in some of the markets we serve, a shift in the marketplace toward lower value houses typically built for first-time home buyers, which do not provide us with as many sales opportunities due to the reduced cost of materials going into these houses and because our customer base has historically focused more on higher dollar value custom homes, and increased operating expenses primarily related to insurance expense.

FIRST SIX MONTHS OF 2002 COMPARED TO THE FIRST SIX MONTHS OF 2001

Net sales for the six months ended June 30, 2002 were $547.7 million, up 11.4% from the first six months of 2001 when sales were $491.6 million. The increase in net sales resulted primarily from the consolidation of KBI and the impact of inflation on commodity lumber product prices. This increase was partially offset by a 4.8% decrease in same-store sales, or a 6.6% decrease after adjusting for increases in commodity lumber prices, as compared to the first six months of 2001 at facilities that operated for at least four months in the first half of both 2001 and 2002. Construction services and manufactured components accounted for $286.1 million, or 52.2% of net sales for the first six months of 2002, an increase from $213.8 million, or 43.5% of net sales for the first six months of 2001. Building materials distribution accounted for $261.6 million, or 47.8% of net sales, for the six months ended June 30, 2002, a decrease from 277.8 million, or 56.5% of net sales, for the six months ended June 30, 2001.

Gross profit as a percentage of sales increased to 28.6% in the first half of 2002 from 28.0% in the first six months of 2001, primarily as a result of increased sales of higher margin construction services and manufactured components, such as framing, roof trusses, pre-hung doors, millwork, and pre-assembled windows.

SG&A expense was $139.3 million, or 25.4% of net sales in the first six months of 2002 as compared to $121.3 million, or 24.7% of net sales in the first six months of 2001. The Company attributes most of this dollar increase to the consolidation of KBI resulting from the KBI Acquisition on July 3, 2001. Increased SG&A expense attributable to the KBI Acquisition and higher general insurance expense were partially offset by the elimination of goodwill amortization in accordance with new accounting standards.

There was no equity in earnings of unconsolidated companies in the first six months of 2002, compared to $4.8 million in the first six months of 2001. This decrease is attributed to the consolidation of KBI resulting from the KBI Acquisition on July 3, 2001.

Interest expense decreased to $5.0 million from $6.9 million during the first six months of 2002 and 2001, respectively, primarily due to a reduction in the weighted average interest rate to 4.9% from 8.0% between the two periods. The impact of the reduced interest rate was partially offset by an increase in the weighted average debt outstanding to $170.6 million during the first six months of 2002 from $160.2 million during the same period of 2001. The increase in the average debt outstanding is primarily due to additional working capital needs related to the KBI Acquisition.

Overall, net income declined in the first six months of 2002 when compared to the first six months of 2001. Management believes that earnings were adversely affected by several factors, including a reduction in housing permits in some of the markets we serve, a shift in the marketplace toward lower value houses typically built for first-time home buyers, which do not provide us with as many sales opportunities due to the reduced cost of materials going into these houses and because our customer base has historically focused more on higher dollar value custom homes, and increased operating expenses primarily related to insurance expense. These factors were partially offset by the consolidation of KBI, which resulted from the KBI Acquisition on July 3, 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary need for capital resources is to fund future growth, capital expenditures, and acquisitions, as well as to finance working capital needs, which have been increasing as the Company has grown in recent years. Capital resources have primarily consisted of cash flows from operations and the incurrence of debt.

OPERATIONS

In the first six months of 2002 and 2001, net cash provided by operations was $7.2 million and $8.7 million, respectively. The decrease in cash provided by operations is primarily due to increases in accounts receivable and inventory, partially offset by increases in accounts payable and accrued expenses. Working capital decreased to $170.0 million at June 30, 2002 from $180.0 million at June 30, 2001 primarily due to advances made on the revolving credit facility in June 2001 in anticipation of purchasing the remaining 51% of KBI on July 3, 2001, partially offset by increases in accounts receivable and inventory as of June 30, 2002.

CAPITAL INVESTMENT AND ACQUISITIONS

Capital expenditures were $10.0 million in the first six months of 2002. Capital expenditures were incurred to acquire additional property and expand and remodel existing facilities. Proceeds from the sale of business units, net of cash sold, were $2.8 million during the first six months of 2002, related to the sale of the Jackson, Wyoming, Gardnerville, Nevada, and Tooele, Utah locations.

FINANCING

Net cash provided by financing activities was $3.8 million and $27.2 million in the first six months of 2002 and 2001, respectively. The variance between the two periods is primarily attributable to borrowings made in June 2001 under the revolving credit facility in anticipation of purchasing the remaining 51% of KBI on July 3, 2001.

At June 30, 2002 the Company's existing senior credit facility provided for borrowings of up to $300.0 million, which includes $110.0 million provided for by the term loan all of which was outstanding at June 30, 2002, and $190.0 million provided for by the revolving credit facility, $52.0 million of which was outstanding at June 30, 2002. Revolver borrowings are limited by a borrowing base equal to 60% of inventory plus 80% of trade accounts receivable. The borrowing base is calculated monthly and was $165.3 million at June 30, 2002, resulting in revolver availability of $107.4 million, net of $5.9 million in outstanding letters of credit. Borrowings under the facility bear interest at prime plus 0.50% to 1.50%, or Offshore Rate plus 2.0% to 3.0%. The agreement expires on December 1, 2004.

In the third quarter of 1998, a shelf registration was filed with the Securities and Exchange Commission to register 2,000,000 shares of common stock. The Company may issue these shares from time to time in connection with future business combinations, mergers and/or acquisitions. As part of the KBI Norcal acquisition on July 1, 2002, the Company issued 34,384 shares of stock from this shelf registration (See Note 9).

Based on the Company's ability to generate cash flows from operations, its borrowing capacity under the revolver and its access to debt and equity markets, the Company believes it will have sufficient capital to meet its anticipated needs.

DISCLOSURES OF CERTAIN MARKET RISKS
The Company experiences changes in interest expense when market interest rates change or changes are made to its debt structure. Based on debt outstanding at June 30, 2002, a 25 basis point increase in interest rates would result in approximately $402,000 of additional annual interest costs.

Commodity lumber products, including panel products, accounted for approximately 33.0% and 39.6% of net sales in the first six months of 2002 and 2001, respectively. Prices of commodity lumber products, which are subject to significant volatility, directly affect net sales and cost of sales and could affect net income. The Company does not utilize any derivative financial instruments.

The Company has a cash equity incentive plan that is partially based on changes in the Company's stock price. Under the plan, a $1.00 increase or decrease in the Company's stock price after June 30, 2002 would result in an increase or decrease in compensation expense of approximately $131,000.

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company is involved in litigation and other legal matters arising in the normal course of business. In the opinion of management, the Company's recovery or liability, if any, under any of these matters will not have a material effect on the Company's financial position, liquidity or results of operations.


Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          Exhibit #  Description
          ---------  ------------
            11.0     Statement regarding computation of earnings per share (see
                     Note 3)

            99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

            99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(b)       Reports on Form 8-K
          On April 8, 2002 Building Materials Holding Corporation, Registrant, filed a Form 8-K with the Securities and Exchange Commission announcing preliminary results for the quarter ending March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BUILDING MATERIALS HOLDING CORPORATION


Date:  August 9, 2002                   /s/ Robert E. Mellor
                                        ----------------------------------------
                                        Robert E. Mellor
                                        Chairman of the Board, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


Date:  August 9, 2002                   /s/ Ellis C. Goebel
                                        ----------------------------------------
                                        Ellis C. Goebel
                                        Senior Vice President - Finance
                                        and Treasurer
                                        (Principal Financial Officer)