Form 10-Q
period 2002-09-30
BUILDING MATERIALS HOLDING CORP
filed 2002-11-15
CIK 1046356

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


X    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
-    of 1934

For the quarterly period ended   September 30, 2002   or
                               ---------------------

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

Yes __X__ No _____


                                                         Shares Outstanding as
          Class                                          of November 8, 2002:
          -----
          Common stock $.001 par value                          13,135,562

                     BUILDING MATERIALS HOLDING CORPORATION

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I -- FINANCIAL INFORMATION

            Item 1 - Financial Statements

            Condensed Consolidated Statements of Operations for the
            three and nine months ended September 30, 2002 and 2001            3

            Condensed Consolidated Balance Sheets as of September
            30, 2002 and December 31, 2001                                     4

            Condensed Consolidated Statements of Cash Flows for the
            nine months ended September 30, 2002 and 2001                      5

            Notes to Condensed Consolidated Financial Statements               6

            Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     12


PART II -- OTHER INFORMATION

           Item 1 - Legal Proceedings                                         18

           Item 4 - Controls and Procedures                                   18

           Item 6 - Exhibits and Reports on Form 8-K                          18


SIGNATURES                                                                    19

                     BUILDING MATERIALS HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (amounts in thousands, except per share data)

                                     Three months ended      Nine months ended
                                        September 30,          September 30,
                                       2002       2001        2002        2001
                                     --------   --------    --------    --------

Net sales                            $316,930   $326,204    $864,593    $817,769

Cost of sales                         227,008    236,052     617,944     590,156
                                     --------   --------    --------    --------

Gross profit                           89,922     90,152     246,649     227,613

Selling, general and
  administrative expense               71,522     74,309     210,799     195,582

Other income (expense), net               193       (330)        558         560
                                     --------   --------    --------    --------

Income from operations                 18,593     15,513      36,408      32,591

Equity in earnings of
  unconsolidated companies,
  net of amortization                      --         --          --       4,817

Interest expense                        2,635      3,664       7,590      10,534
                                     --------   --------    --------    --------

Income before income taxes,
  minority interest and change
  in accounting principle              15,958     11,849      28,818      26,874

Income taxes                            6,079      4,562      11,030      10,346
                                     --------   --------    --------    --------

Income before minority interest
  and change in accounting principle    9,879      7,287      17,788      16,528

Minority interest                         169         --         169          --
                                     --------   --------    --------    --------

Income before change in
  accounting principle                  9,710      7,287      17,619      16,528

Change in accounting principle,
  net of tax benefit of $6,286             --         --     (11,650)         --
                                     --------   --------    --------    --------

Net income                           $  9,710   $  7,287    $  5,969    $ 16,528
                                     ========   ========    ========    ========

Income before change in accounting
  principle per common share:
    Basic:                           $   0.74   $   0.56    $   1.35    $   1.28
                                     ========   ========    ========    ========

    Diluted:                         $   0.73   $   0.55    $   1.33    $   1.27
                                     ========   ========    ========    ========

Change in accounting principle,
  net of tax, per common share:
    Basic:                           $     --   $     --    $  (0.89)   $     --
                                     ========   ========    ========    ========

    Diluted:                         $     --   $     --    $  (0.88)   $     --
                                     ========   ========    ========    ========

Net income per common share:
  Basic:                             $   0.74   $   0.56    $   0.46    $   1.28
                                     ========   ========    ========    ========

  Diluted:                           $   0.73   $   0.55    $   0.45    $   1.27
                                     ========   ========    ========    ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)

                                                     (UNAUDITED)
                                                     September 30,  December 31,
                                                          2002          2001
                                                     -------------  ------------
ASSETS
Current assets
   Cash                                                 $ 10,555      $  5,182
   Receivables, net                                      142,102       112,557
   Inventories                                            96,327        85,826
   Deferred income tax benefit                             5,907         4,657
   Prepaid expenses and other current assets               3,962        10,802
                                                        --------      --------

       Total current assets                              258,853       219,024

Property, plant and equipment, net                       178,173       177,554
Goodwill                                                  58,723        68,339
Other intangibles, net                                    13,155        10,513
Deferred loan costs                                        3,059         4,387
Other long-term assets                                     7,372         5,925
                                                        --------      --------

Total assets                                            $519,335      $485,742
                                                        ========      ========

LIABILITIES, MINORITY INTEREST AND
SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses                $ 84,176      $ 58,120
                                                        --------      --------

       Total current liabilities                          84,176        58,120

Long-term debt                                           165,611       167,417
Deferred income taxes                                      2,170         7,803
Other long-term liabilities                               11,571         9,508
                                                        --------      --------

Total liabilities                                        263,528       242,848

Minority interest                                          5,378            --

Shareholders' equity
   Common stock, $0.001 par value, 20,000,000
     shares authorized; 13,135,562 and
     12,984,284 shares issued and outstanding,
     respectively                                             13            13
   Additional paid-in capital                            112,227       110,661
   Retained earnings                                     138,189       132,220
                                                        --------      --------

       Total shareholders' equity                        250,429       242,894
                                                        --------      --------

Total liabilities, minority interest and
  shareholders' equity                                  $519,335      $485,742
                                                        ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUILDING MATERIALS HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (amounts in thousands)
                                                             Nine months ended
                                                               September 30,
                                                             2002        2001
                                                            -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income                                                  $ 5,969     $16,528
Adjustments to reconcile net income to cash
  provided by operating activities:
    Depreciation and amortization                            14,236      12,556
    Deferred income taxes                                      (597)     (2,265)
    Net loss/(gain) on sale of assets                           725        (884)
    Equity in earnings of unconsolidated
      companies, net of amortization                             --      (4,817)
    Distributions received from unconsolidated
      companies                                                  --       5,325
    Change in accounting principle, net of tax
      benefit of $6,286                                      11,650          --
    Minority interest                                           169          --
    Changes in assets and liabilities, net of
      effects of location sales and acquisitions
        Receivables, net                                    (29,669)    (11,381)
        Inventories                                         (10,488)     (3,464)
        Prepaid expenses and other current assets             6,840       1,919
        Accounts payable and accrued expenses                26,986      18,677
        Other long-term assets and liabilities                2,719       5,177
                                                            -------     -------

Net cash provided by operating activities                    28,540      37,371
                                                            -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Purchases of property and equipment                         (14,837)    (20,561)
Acquisition of businesses                                    (7,919)    (34,324)
Proceeds from sale of locations, net of cash sold             2,750       2,238
Proceeds from disposition of property and equipment             534       6,137
Other, net                                                     (907)       (848)
                                                            -------     -------

Net cash used in investing activities                       (20,379)    (47,358)
                                                            -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Net change under revolving credit agreements                  1,900      10,645
Principal payments on term notes                             (3,300)      7,232
Principal payments on other notes payable                      (156)         --
Change in book overdrafts                                    (2,184)     (4,444)
Stock options exercised                                       1,043          --
Other, net                                                      (91)       (741)
                                                            -------     -------

Net cash (used in)/provided by financing activities          (2,788)     12,692
                                                            -------     -------

Net change in cash                                            5,373       2,705
Cash, beginning of period                                     5,182       4,570
                                                            -------     -------

Cash, end of period                                         $10,555     $ 7,275
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


2.   NET SALES BY PRODUCT (in thousands)


                               Three months ended September 30,                 Nine months ended September 30,
                                  2002                   2001                     2002                   2001
                           -------------------    --------------------     ------------------      ------------------
Lumber products            $100,138      31.6%    $113,470       34.8%     $280,762     32.5%      $308,050     37.7%
Services and
  manufactured
  components                168,503      53.2      164,921       50.6       454,591     52.6        378,758     46.3
Building materials           29,680       9.3       30,088        9.2        76,590      8.8         82,531     10.1
Other                        18,609       5.9       17,725        5.4        52,650      6.1         48,430      5.9
                           --------     -----     --------      -----      --------    -----       --------    -----
                           $316,930     100.0%    $326,204      100.0%     $864,593    100.0%      $817,769    100.0%
                           ========     =====     ========      =====      ========    =====       ========    =====

3.   NET INCOME PER COMMON SHARE

Net income per common share was determined using the following information (in thousands):

                                                        Three months ended              Nine months ended
                                                  September 30,   September 30,    September 30,    September 30,
                                                      2002            2001             2002             2001
                                                  -------------   -------------    -------------    -------------
Net income available to common shareholders          $9,710          $7,287           $5,969(1)       $16,528
                                                     ======          ======           ======          =======

Weighted average shares used to determine
   basic net income per common share                 13,134          12,945           13,070           12,889
Net effect of dilutive stock options                    116             203              163              104
                                                     ------          ------           ------           ------

Weighted average shares used to determine
   diluted net income per common share               13,250          13,148           13,233           12,993
                                                     ======          ======           ======           ======

Net income per common share:
   Basic                                              $0.74           $0.56            $0.46(1)         $1.28
                                                      =====           =====            =====            =====
   Diluted                                            $0.73           $0.55            $0.45(1)         $1.27
                                                      =====           =====            =====            =====

(1)  After change in accounting principle of $(11,650), net of tax

4.   DEBT

At September 30, 2002 and December 31, 2001, debt consisted of the following (in thousands):

                                                  September 30,     December 31,
                                                      2002              2001
                                                    --------          --------
Term note                                           $106,700          $110,000
Revolving credit facility                             55,000            53,100
Non-interest bearing term note,
  net of related discounts of $1,435
  and $650, respectively
                                                       2,853             3,794
Other                                                  1,058               523
                                                    --------          --------
                                                    $165,611          $167,417
                                                    ========          ========

In connection with a 1999 acquisition, the Company issued a $5,000,000 non-interest bearing term note to the previous owner as partial consideration for the purchase. Under the terms of the note, a portion of the payments may be due based on operating results of the acquired business. The Company's original discount of the note was based on a 15% effective interest rate and estimates of the operating results of the acquired business. Due to the uncertain timing of the payout of this term note, the note represented a form of contingent consideration paid for the acquired business. As a result, the Company adjusted its estimates related to the timing of the payout of the term note, which resulted in recording an additional discount of $1,074,000 during the first quarter of 2002.

The scheduled principal payments of total debt at September 30, 2002 are $4.9 million in 2002, $18.2 million in 2003, $140.3 million in 2004, $0.3 million in 2005 and $1.9 million in 2006. Principal payments of $18.6 million due within the next twelve months are expected to be refinanced through the unused portion of the revolving credit facility. As a result, this amount has been classified as long-term.

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

On July 1, 2002, the Company purchased a 51% interest in a newly formed partnership, KBI Norcal, for approximately $4.9 million in cash, $0.8 million of assumed debt (equipment leases and a working capital loan) and the issuance of 34,384 shares of BMHC common stock. The other 49% interest is owned by RJ Norcal, LLC, a limited liability company owned by Robert Garcia and John Volkman. KBI Norcal provides turnkey framing services in Northern California.

Under the purchase agreement, BMHC will have the option to purchase the remaining 49% interest in KBI Norcal from July 1, 2004 through June 30, 2008 and the principals of RJ Norcal, LLC have the option to require BMHC to purchase the remaining 49% of KBI Norcal from July 1, 2006 through June 30, 2008. The purchase price for the remaining 49% will generally be based on a multiple of historical earnings. As of September 30, 2002, the purchase price would be approximately $7.5 million of cash consideration.

KBI Norcal's operating results have been consolidated in these financial statements effective July 1, 2002. The impact of the 49% ownership interest of Robert Garcia and John Volkman is reflected in minority interest on the income statement and on the balance sheet.

During the first nine months of 2002 the Company made three other acquisitions for aggregate cash consideration of $2.1 million.

The following summarizes unaudited pro forma results of operations for 2001 and actual results for 2002 assuming the July 3, 2001 acquisition of KBI (the "KBI Acquisition") occurred as of the beginning of 2001. The pro forma information does not include the effects of the KBI Norcal investment because such effects are not material. The pro forma data has been prepared for comparative purposes only. It does not purport to be indicative of the results of operations that would have resulted had the KBI Acquisition been consummated at the beginning of 2001, or that may occur in the future (in thousands, except per share data):

                                           Nine months ended   Nine months ended
                                             September 30,       September 30,
                                                  2002                2001
                                              (unaudited)         (unaudited)
                                                --------            --------
Net sales                                       $864,593            $903,522
Net income before change in
   accounting principle                          $17,619             $18,936

Income per diluted common share
   before change in accounting
   principle                                       $1.33               $1.46

6.   EQUITY INVESTMENT

Summarized combined income statement information of the Company's equity-basis unconsolidated companies follows (in thousands):

                                                           Nine months ended
                                                             September 30,
                                                       2002(1)           2001
                                                       -------        --------
Net sales                                                  $--        $ 85,753
Income from operations                                      --           3,488

Net income                                                  --           3,343
Less other members share of net income                      --          (1,705)
                                                       -------        --------
Company's share of net income                               --           1,638
Other income allocations, net of
    amortization of intangibles                             --           3,179
                                                       -------        --------
Equity in earnings of unconsolidated
    companies                                              $--        $  4,817
                                                       =======        ========

(1) As a result of the KBI Acquisition, the Company no longer accounts for its investment in KBI under the equity method of accounting

7.   GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2002 (in thousands):

                                                As of September 30, 2002
                                            Gross
                                          Carrying    Accumulated   Net Carrying
                                           Amount    Amortization      Amount
                                          -------       -------       -------
Amortized intangible assets
     Covenants not to compete             $ 1,968       $(1,004)      $   964
     Customer relationships                 2,902           (73)        2,829
     Other amortized intangibles              500          (318)          182

Unamortized intangible assets
     Customer relationships                 9,180            --         9,180
                                          -------       -------       -------
                                          $14,550       $(1,395)      $13,155
                                          =======       =======       =======

Aggregate amortization expense for intangible assets was $241,000 for the three months ended September 30, 2002 and $568,000 for the nine months ended September 30, 2002. Estimated amortization expense for intangible assets is $239,000 for the remainder of 2002, $906,000 in 2003, $598,319 in 2004, $345,000 in 2005 and
$290,000 in 2006.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (in thousands):

           Balance as of January 1, 2002                 $68,339
           Goodwill acquired during the period             9,394
           Impairment losses(1)                          (17,936)
           Contingent consideration adjustment(2)         (1,074)
                                                         -------
           Balance as of September 30, 2002              $58,723
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

                                                                   Goodwill
                                                Goodwill          Impairment,
                  Reporting Unit                Impairment        Net of Tax
       ---------------------------------        ----------        ----------
       Northern Nevada                           $ 2,257            $ 1,388
       Utah                                        1,397                859
       Spokane                                        41                 25
       San Antonio / Austin                        2,194              1,969
       Royal Door                                  2,975              1,830
       Dallas / Fort Worth                         1,403                863
       Puget Sound                                 6,253              3,846
       Portland                                    1,416                870
                                                 -------            -------
         Total                                   $17,936            $11,650
                                                 =======            =======

In the case of each Reporting Unit (as defined by SFAS 142), fair value was estimated using the present value of expected future cash flows. Management's estimate of future cash flows used in the present value analysis resulted in estimated fair market value being less than the recorded value of tangible and intangible assets for the Reporting Units listed above. After considering the estimated fair market value of tangible assets, including land, an impairment of recorded goodwill occurred. Reasons for the impairment could include increased competition, a reduction in residential home building within the geographic markets that these Reporting Units serve, or management issues.

On a prospective basis, the Company is required to test acquired goodwill and other indefinite-lived intangible assets for impairment on an annual basis. This annual test will take place during the fourth quarter each year.

The following reflects adjustments that would be made to net income and earnings per share if the non-amortization provisions of SFAS 142 had been adopted as of January 1, 2001 (in thousands, except per share data):

                                  For the three             For the nine
                                   months ended             months ended
                                   September 30,            September 30,
                                 2002         2001         2002         2001
                                ------       ------       ------       ------
Reported net income             $9,710       $7,287       $5,969      $16,528
Add back:  Goodwill
  amortization, net of tax          --          293           --          879
Add back:  Customer
  relationship amortization,
  net of tax                        --           24           --           72
                                ------       ------       ------       ------
Adjusted net income             $9,710       $7,604       $5,969      $17,479
                                ======       ======       ======       ======

BASIC EARNINGS PER SHARE:
  Reported net income            $0.74        $0.56        $0.46        $1.28
  Goodwill amortization,
    net of tax                      --         0.02           --         0.07
  Customer relationship
    amortization, net
    of tax                          --         0.00           --         0.01
                                ------       ------       ------       ------
  Adjusted net income            $0.74        $0.58        $0.46        $1.36
                                ======       ======       ======       ======

DILUTED EARNINGS PER SHARE:
  Reported net income            $0.73        $0.55        $0.45        $1.27
  Goodwill amortization,
    net of tax                      --         0.02           --         0.07
  Customer relationship
    amortization, net
    of tax                          --         0.00           --         0.01
                                ------       ------       ------       ------
  Adjusted net income            $0.73        $0.57        $0.45        $1.35
                                ======       ======       ======       ======

                     BUILDING MATERIALS HOLDING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND CRITICAL ACCOUNTING ESTIMATES
------------------------------------------------------------

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

                                             For the                             For the
                                        three months ended                  nine months ended
                                           September 30,                       September 30,
                                      2002             2001              2002              2001
                                --------------    --------------     -------------    --------------
Net sales                       $316.9   100.0%   $326.2   100.0%   $864.6   100.0%   $817.8   100.0%
Gross profit                      89.9    28.4      90.2    27.6     246.6    28.5     227.6    27.8
Selling, general and
  administrative expense          71.5    22.6      74.3    22.8     210.8    24.4     195.6    23.9
Other income (expense)             0.2     0.1      (0.3)   (0.1)      0.6     0.1       0.6     0.1
Income from operations            18.6     5.9      15.5     4.8      36.4     4.2      32.6     4.0
Equity in earnings of
  unconsolidated companies          --      --        --      --        --      --       4.8     0.6
Interest expense                   2.6     0.8       3.7     1.1       7.6     0.9      10.5     1.3
Income taxes                       6.1     1.9       4.6     1.4      11.0     1.3      10.3     1.3
Minority interest                  0.2     0.1        --      --       0.2      --        --      --
Income before change in
  accounting principle             9.7     3.1       7.3     2.2      17.6     2.0      16.5     2.0

THIRD QUARTER OF 2002 COMPARED TO THE THIRD QUARTER OF 2001
-----------------------------------------------------------

Net sales for the three months ended September 30, 2002 were $316.9 million, down 2.8% from the third quarter of 2001 when sales were $326.2 million. The decrease in net sales resulted primarily from a 3.6% reduction in same-store sales, or a 0.3% increase after adjusting for decreases in commodity wood product prices, as compared to the third quarter of 2001 at facilities that operated for at least two months in the third quarter of both 2001 and 2002. The impact of decreases in same store sales was partially offset by the consolidation of KBI Norcal. Construction services and manufactured components accounted for $168.5 million, or 53.2% of net sales for the third quarter of 2002, an increase from $164.9 million, or 50.6% of net sales for the third quarter of 2001. Lumber products, building materials and other sales accounted for $148.4 million, or 46.8% of net sales for the third quarter of 2002, as compared to $161.3 million, or 49.4% of net sales, for the third quarter of 2001.

Gross profit as a percentage of sales increased to 28.4% in the third quarter of 2002 from 27.6% in the third quarter of 2001, primarily as a result of increased sales of higher margin construction services and manufactured components, such as framing, roof trusses, pre-hung doors, millwork, and pre-assembled windows.

Selling, general and administrative (SG&A) expense was $71.5 million, or 22.6% of net sales in the third quarter of 2002 as compared to $74.3 million, or 22.8% of net sales in the third quarter of 2001. The Company attributes most of this decrease to a company-wide effort to reduce SG&A expenses and by the elimination of goodwill amortization in accordance with new accounting standards. The decrease was partially offset by higher general insurance expense.

Other income (expense), net, was $0.2 million in the third quarter of 2002 compared to ($0.3) million for the third quarter of 2001. The variance between the two periods is primarily attributable to the Company's $1.0 million write-off of its investment in BuildNet, Inc. in 2001, partially offset by a gain from the sale of a facility in 2001.

Interest expense decreased to $2.6 million from $3.7 million during the third quarter of 2002 and 2001, respectively, primarily due to a reduction in the weighted average interest rate to 4.9% from 6.2% as well as a reduction in the weighted average debt outstanding to $167.7 million during the third quarter of 2002 from $193.3 million during the same period of 2001. The decrease in the average debt outstanding is primarily due to reduced working capital needs.

Overall, net income improved in the third quarter of 2002 when compared to the third quarter of 2001. The improvement, however, is primarily attributable to the net reductions of SG&A expenses and interest expense. Earnings from building materials distribution and construction services and manufactured components were lower in the third quarter of 2002 compared to the third quarter of 2001. Management believes that third quarter earnings were adversely affected by several factors, including deflation in commodity wood product prices and increased insurance expense.

FIRST NINE MONTHS OF 2002 COMPARED TO THE FIRST NINE MONTHS OF 2001
-------------------------------------------------------------------

Net sales for the nine months ended September 30, 2002 were $864.6 million, up 5.7% from the first nine months of 2001 when sales were $817.8 million. The increase in net sales resulted primarily from the consolidation of KBI and KBI Norcal. This increase was partially offset by a 4.9% decrease in same-store sales, or a 4.4% decrease after adjusting for decreases in commodity wood product prices, as compared to the first nine months of 2001 at facilities that operated for at least six months in the first half of both 2001 and 2002. Construction services and manufactured components accounted for $454.6 million, or 52.6% of net sales for the first nine months of 2002, an increase from $378.8 million, or 46.3% of net sales for the first nine months of 2001. Lumber products, building materials and other sales accounted for $410.0 million, or 47.4% of net sales, for the nine months ended September 30, 2002, a decrease from $439.0 million, or 53.7% of net sales, for the nine months ended September 30, 2001.

Gross profit as a percentage of sales increased to 28.5% in the first nine months of 2002 from 27.8% in the first nine months of 2001, primarily as a result of increased sales of higher margin construction services and manufactured components, such as framing, roof trusses, pre-hung doors, millwork, and pre-assembled windows.

SG&A expense was $210.8 million, or 24.4% of net sales in the first nine months of 2002 as compared to $195.6 million, or 23.9% of net sales in the first nine months of 2001. The Company attributes most of this dollar increase to the consolidation of KBI and KBI Norcal. Increased SG&A expense attributable to the KBI Acquisition, the KBI Norcal investment and higher general insurance expense were partially offset by the elimination of goodwill amortization in accordance with new accounting standards and a company-wide effort to reduce other SG&A expenses.


There was no equity in earnings of unconsolidated companies in the first nine months of 2002, compared to $4.8 million in the first nine months of 2001.

This decrease is attributed to the consolidation of KBI, which resulted from the KBI Acquisition on July 3, 2001.

Other income (expense), net, was $0.6 million for the first nine months of 2002 and 2001. The nine months ended September 30, 2001 includes the Company's $1.0 million write-off of its investment in BuildNet, Inc. and $1.6 million of other net miscellaneous income.

Interest expense decreased to $7.6 million from $10.5 million during the first nine months of 2002 and 2001, respectively, due to a reduction in the weighted average interest rate to 4.9% from 7.3% between the two periods and a decrease in the weighted average debt outstanding to $169.6 million during the first nine months of 2002 from $171.4 million during the same period of 2001.

Overall, net income before change in accounting principle increased in the first nine months of 2002 when compared to the first nine months of 2001. The increase is primarily related to the consolidation of KBI, which resulted from the KBI Acquisition on July 3, 2001, and reductions in interest expense. Management believes that earnings were adversely affected by several factors, including increased insurance expense and the impact of decreases in commodity wood product prices.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary need for capital resources is to fund future growth, capital expenditures, and acquisitions, as well as to finance working capital needs, which have been increasing as the Company has grown in recent years. Capital resources have primarily consisted of cash flows from operations and the incurrence of debt.

OPERATIONS

In the first nine months of 2002 and 2001, net cash provided by operations was $28.5 million and $37.4 million, respectively. The decrease in cash provided by operations is primarily due to increases in accounts receivable and inventory, partially offset by increases in accounts payable and accrued expenses and decreases in prepaid expenses and other current assets. Working capital increased to $174.7 million at September 30, 2002 from $173.9 million at September 30, 2001.

CAPITAL INVESTMENT AND ACQUISITIONS

Capital expenditures were $14.8 million in the first nine months of 2002. Capital expenditures were incurred to acquire additional property and expand and remodel existing facilities. Cash used for acquisitions was $7.9 million, primarily attributable to the Company's investment in KBI Norcal. Proceeds from the sale of business units, net of cash sold, were $2.8 million during the first nine months of 2002, related to the sale of the Jackson, Wyoming, Gardnerville, Nevada, and Tooele, Utah locations.

FINANCING

Net cash used by financing activities was $2.8 million for the first nine months of 2002 compared to $12.7 million of net cash provided by financing activities for the first nine months of 2001. The variance between the two periods is primarily attributable to borrowings made in June 2001 to purchase the remaining 51% of KBI on July 3, 2001.

At September 30, 2002 the Company's existing senior credit facility provided for borrowings of up to $296.7 million, which includes $106.7 million provided for by the term loan all of which was outstanding at September 30, 2002, and $190.0 million provided for by the revolving credit facility, $55.0 million of which was outstanding at September 30, 2002. Revolver borrowings are limited by a borrowing base equal to 60% of inventory plus 80% of trade accounts receivable. The borrowing base is calculated monthly and was $171.4 million at September 30, 2002, resulting in revolver availability of $109.9 million, net of $6.4 million in outstanding letters of credit. Borrowings under the facility bear interest at prime plus 0.50% to 1.50%, or Offshore Rate plus 2.0% to 3.0%. The agreement expires on December 1, 2004.

In the third quarter of 1998, a shelf registration was filed with the Securities and Exchange Commission to register 2,000,000 shares of common stock. The Company may issue these shares from time to time in connection with future business combinations, mergers and/or acquisitions. As part of the KBI Norcal acquisition on July 1, 2002, the Company issued 34,384 shares of stock from this shelf registration (See Note 5).

Based on the Company's ability to generate cash flows from operations, its borrowing capacity under the revolver and its access to debt and equity markets, the Company believes it will have sufficient capital to meet its anticipated needs.

DISCLOSURES OF CERTAIN MARKET RISKS

The Company experiences changes in interest expense when market interest rates change or changes are made to its debt structure. Based on debt outstanding at September 30, 2002, a 25 basis point increase in interest rates would result in approximately $404,000 of additional annual interest costs.

Commodity wood products accounted for approximately 32.5% and 37.7% of net sales in the first nine months of 2002 and 2001, respectively. Prices of commodity wood products, which are subject to significant volatility, directly affect net sales and cost of sales and could affect net income. The Company does not utilize any derivative financial instruments.

The Company has a cash equity incentive plan that is partially based on changes in the Company's stock price. Under the plan, a $1.00 increase or decrease in the Company's stock price after September 30, 2002 would result in an increase or decrease in compensation expense of approximately $145,000.

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


ITEM 4.        CONTROLS AND PROCEDURES
------         -----------------------

               Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the company's management, including the Company's Chief Executive Officer and Senior Vice President-Finance and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Senior Vice President-Finance and Treasurer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
------         --------------------------------

(a)      Exhibits
         Exhibit #         Description

           11.0       Statement regarding computation of earnings per share (see
                      Note 3)

           99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

           99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K - None filed

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BUILDING MATERIALS HOLDING CORPORATION


Date:  November 12, 2002        /s/ Robert E. Mellor
                                ------------------------------------------------
                                Robert E. Mellor
                                Chairman of the Board, President and
                                Chief Executive Officer
                                (Principal Executive Officer)


Date:  November 12, 2002        /s/ Ellis C. Goebel
                                ------------------------------------------------
                                Ellis C. Goebel
                                Senior Vice President - Finance
                                and Treasurer
                                (Principal Financial Officer)