Form 10-K
period 2002-12-31
BUILDING MATERIALS HOLDING CORP
filed 2003-03-26
CIK 1046356

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(X) Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the fiscal year period ended December 31, 2002 or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Transition period from ________ to _______

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

Yes  |X|       No  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  |X|       NO  |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the close of business on June 30, 2002 was $83,409,530.*

*	Excludes 7,328,846 shares of Common Stock held by directors, officers and holders of more than 5% of the Company’s shares outstanding at June 30, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

Class	Shares Outstanding as of March 13, 2003
Common Stock
$.001 par value	13,208,715

Documents Incorporated by reference Listed hereunder are the documents any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.	The registrant’s annual report for the fiscal year ended December 31, 2002, portions of which are incorporated by reference into Parts II and IV of this Form 10-K, and

2.	The registrant’s definitive proxy statement dated April 1, 2003, for use in connection with the annual meeting of shareholders to be held on May 7, 2003, portions of which are incorporated by reference into Part III of this Form 10-K.

BUILDING MATERIALS HOLDING CORPORATION TABLE OF CONTENTS PART I

Item		Page
1.	Business	3

2.	Properties	15

3.	Legal Proceedings	17

4.	Submission of Matters to a Vote of Security Holders	17

PART II

5.	Market for Registrant’s Common Stock and Related
	Stockholder Matters	18

6.	Selected Financial Data	18

7	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	20

7A.	Quantitative and Qualitative Disclosures About Market Risk	20

8.	Financial Statements and Supplementary Data	20

9.	Changes in and Disagreements With Accountants
	on Accounting and Financial Disclosure	20

PART III

10.	Directors and Executive Officers of the Registrant	20

11.	Executive Compensation	21

12.	Security Ownership of Certain Beneficial Owners and
	Management	21

13.	Certain Relationships and Related Transactions	22

14.	Controls and Procedures	22

PART IV

15.	Exhibits, Financial Statement Schedules, and
	Reports on Form 8-K	23

PART I.

Item 1. Business

Introduction

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, we caution prospective investors not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements contained in the Annual Report on Form 10-K.

Business

Building Materials Holding Corporation (“BMHC”) is a NASDAQ-traded holding company headquartered in San Francisco, California. We specialize in providing construction services – including engineering, manufacturing, framing construction and installation – and high-quality building materials to residential builders and contractors in 12 western states, Florida and North Carolina. Our operating subsidiaries include BMC Construction, Inc. (“BMC Construction”) and BMC West Corporation (“BMC West”), with more than 135 facilities organized into 60 business units. BMHC’s website address is www.bmhc.com and it makes its periodic and current reports available, free of charge, on its website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

In recent years we have increased our sales of construction services and manufactured components. We fabricate roof and floor trusses, purchase and pre-assemble doors, millwork and select and distribute pre-assembled windows based on customer specifications. Through BMC Construction, we participate in the turnkey framing and shell construction market. Our diversification into construction services and manufactured building components reduces our sensitivity to commodity wood product price volatility and provides higher operating margins on less invested capital.

BMHC targets professional builders and contractors engaged in residential construction. We focus on developing and maintaining strong relationships with national, regional and local developers, builders, architects, engineers and contractors. Professional builders and contractors generally are high-volume, repeat customers who require specialized engineering, manufacturing and installation services, on-time job-site delivery and volume purchasing and trade credit, which are not typically offered by large home center retailers. We do not compete directly against do-it-yourself retailers, such as Home Depot or Lowe’s, which do not offer the broad range of services that we provide and generally sell to retail consumers in small quantities and with limited services. We also sell to the repair and remodel market, consisting of contractors and consumers involved in major home improvement projects, and to contractors involved in light commercial and industrial construction.

In July 2001, we acquired the remaining 51% interest in Knipp Brothers Industries, LLC and its related entities (“KBI”) that provide framing services in Arizona, Southern California and Nevada. Having purchased a 49% interest in KBI in May of 1999, we decided to complete the acquisition earlier than originally contemplated to enhance our capabilities in the framing business, which we believe will continue to be an important part of our construction services and manufactured building components business. On July 1, 2002, we further enhanced our framing capabilities by purchasing a 51% interest in a newly formed partnership, KBI Norcal, which provides framing services in Northern California, and effective January 1, 2003, we purchased a 60% interest in WBC, LLC (“WBC”), which primarily provides shell construction services for single family and multi-family developments in Florida.

Our business units offer services and products tailored to the needs of professional builders and contractors. Each unit also customizes its service and product mix to meet the demands of its local market. Our offerings include the following:

•	turnkey framing and shell construction

•	roof truss, floor truss and wall panel engineering and manufacturing

•	pre-hanging of doors and pre-assembly of windows

•	customized millwork manufacturing and installation

•	professional-grade building materials and supplies, including:

•	lumber and panel products

•	engineered wood products

•	roofing and siding

•	cabinets

•	hardware, tools and miscellaneous supplies

•	other professional services, including:

•	analysis of project designs and materials specifications to reduce total building costs

•	accurate estimates of materials costs on which contractors can base bids

•	just-in-time delivery of home construction packages to job sites

•	provision of trade credit to pre-approved customers

•	evaluation of industry and product trends

•	software-based design and engineering of manufactured components to ensure compliance with local building codes and suitability to the customer’s project

We believe that our focus on service is a key factor that distinguishes us from many of our competitors. We have developed a variety of specialty services in order to help our customers build high quality and cost-effective projects. We employ experienced, service-oriented employees who advise builders and contractors at their job sites and offices or at our facilities. Because of our enhanced product knowledge and training, our customers often seek out our sales people for design and product recommendations, instruction and job-site assistance. Our high-quality service and contractor-focused product offerings allow our management and sales staff to develop long-term relationships with homebuilders and contractors and to generate a large volume of repeat and referral business.

Industry Overview

BMHC operates in the residential construction services and building materials industry in the United States. Our primary customers are professional builders and contractors, whose needs and expectations are significantly different from those of retail customers, who generally buy from mass-market home improvement chains. Professional builders and contractors tend to develop long-term relationships with suppliers, and to base purchase decisions on a combination of factors including:

•	dependability and breadth of services

•	quality and availability of products

•	track record of on-time delivery

•	availability of trade credit

•	competitive pricing

•	flexibility in transaction processing

•	ability to provide integrated service and product packages, such as turnkey framing and shell construction, as well as millwork manufacturing and installation

The composition of the industry is characterized by large number of small, privately owned enterprises, including framing and shell construction contractors; local and regional materials distributors; and single or multi-site lumberyards, truss manufacturing and millwork operations. While a significant amount of consolidation has occurred during the past five to ten years – particularly through the acquisition activities of Stock Building Supply (formerly known as Carolina Holdings, a unit of U.K.-based Wolseley, plc, NYSE: WOS), Builders FirstSource (privately held), 84 Lumber (privately held), Lanoga (privately held) and others – the industry remains fragmented, particularly on the services side. These businesses are typically family run, relationship-based operations, with limited access to sophisticated working capital management and control systems, or large-scale purchasing advantages.

Many large production homebuilders outsource structural framing and shell construction to contractors under construction contracts. Framing and shell construction contracting is a highly fragmented area of the industry, with participants ranging from small single crew operations to large integrated, multi-crew businesses. The integrated businesses typically include supply chain activities, such as materials procurement and truss and component manufacturing, in addition to installation. Many of these businesses lack the working capital management, control systems, purchasing expertise and advantages of a large entity, such as BMHC.

Construction expenditures are largely a function of new residential, commercial and industrial building demand and repair and remodeling projects undertaken. The residential construction services and building materials industry responds to the seasonality and economic cycles associated with the homebuilding industry. Inclement weather patterns in most of our markets result in decreased construction activity during the first and fourth quarters, which adversely affects sales. Residential construction is closely linked to new job formation, household formation, interest rates, housing affordability, availability of mortgage financing, regional demographics and consumer confidence. Vacancy and absorption rates, interest rates, long-term regional economic outlooks and the availability of financing all significantly affect commercial construction. Industrial construction expenditures are linked to the industrial economic outlook, corporate profitability, interest rates and capacity utilization. In difficult economic environments, repair and remodeling expenditures generally represent a greater percentage of housing construction expenditures as new housing starts decline. BMHC targets primarily the new residential construction sector.

Geographic Markets

We believe that our presence primarily in the western and southern United States places us in attractive markets for residential construction services and building materials. Historical population and migration trends in the markets we serve, as well as their relative economic strength, have generally supported steady growth of residential construction.

Operating Strategy

Our strategy is to continue increasing sales of construction services and manufactured building components as a percentage of total sales, thereby further reducing our percentage sales of commodity wood products. We plan to continue expanding the availability of our company-fabricated and pre-assembled products to every business unit in which market demand justifies the expansion. We also plan to continue introducing new construction services and manufactured building components, as exemplified by BMC Construction’s recent investments in KBI Norcal and WBC. Local managers have introduced specialty installation services for windows, doors, wall panels and insulation to meet local customers’ needs. The installation of our products by our own employees or subcontractors we hire and supervise, allows professional builders and contractors to reduce their on-site labor costs and the number of suppliers. We will continue to expand these and other specialty services where appropriate.

Our business unit managers have substantial autonomy and responsibility to address customer needs in their markets. A vendor’s reputation is often determined locally, where service, product suitability and knowledgeable customer service are critical. Our managers are responsible for optimizing business activities in their markets, including managing sales personnel, configuring and maintaining inventory levels, identifying potential customers for targeted marketing efforts and developing service and product options. Our compensation system for managers has incentive features based on business unit earnings, efficient working capital management, and the ability to manage a safe work environment. We seek to expand our sales to new and existing customers by capitalizing on our reputation for quality, accuracy and dependability.

We focus on improving efficiency and productivity at all business units while giving special attention and support to any units that are not performing to company objectives. If objectives are not met, alternatives include restructuring management, consolidation or liquidation of the business unit. We try to anticipate changes in each market by adjusting the mix of services and products.

Acquisition Strategy

We look for acquisitions that will complement our existing service and product offerings, provide geographic diversification or enhance our existing capabilities. Acquired businesses must also have an established customer base of professional builders and contractors and a quality management team. We evaluate potential acquisitions based on their expected ability to meet our performance objectives and improve operating efficiencies by leveraging our existing infrastructure. Additional criteria include the reputation of the business among builders and contractors and the quality of the management, accounting systems and sales organization. We assemble and assign a multi-disciplined team to guide the successful integration of each newly acquired business.

In 2002 we acquired 51% of KBI Norcal, which resulted in the formation of three new business units and in 2001 we completed the acquisition of KBI, which added four new business units (See Note 4 to the consolidated financial statements for the year ended December 31, 2002). In 2001 we also designated four existing locations as business units. The following table sets forth the number of business units acquired or opened and consolidated during each of the last two fiscal years.

	Year Ended Dec. 31, 2002	Year Ended Dec. 31, 2001
Beginning number of business units	61	56
Acquisitions and denovo	3	8
Consolidations and closures	(4)	(3)

Ending balance	60	61

Although we routinely engage in discussions with potential acquisition candidates, we may not be able to continue to identify and complete successful acquisitions in the future.

Services and Products

Our principal service and product mix varies by business unit. Construction services include turnkey framing and shell construction; design, engineering and manufacture of roof trusses, floor trusses and wall panels; pre-hung door fabrication; assembly of manufactured windows into frames; manufacture and installation of custom doors, windows and millwork; and installation of a variety of other products. Building material products include dimensional lumber, panel products, engineered wood products, roofing materials, cabinets, hardware, paint and tools.

The following table sets forth information regarding the percentage of net sales represented by the specified categories of services provided and products sold during each of the last two fiscal years. While we believe the percentages included in the table generally indicate the mix of our sales, the specific percentages are affected year-to-year by changes in the prices of commodity wood products, changes in unit volumes sold, and changes in the markets we serve.

Category	2002	2001
Construction Services and Manufactured Building Components	54%	48%
Commodity Wood Products	31	36
Building Materials and Supplies	9	10
Other	6	6

	100%	100%

BMC Construction provides national and regional production homebuilders with integrated construction services including project estimating, structural engineering, material procurement and handling, component manufacturing, delivery and on-site installation of framing, millwork and trim packages. With the exception of WBC, components and materials are generally sourced through BMC Construction’s own facilities.

BMC West provides regional and local builders and contractors, as well as national production builders, with component manufacturing and installation services, and distributes a broad range of lumber and professional-grade building materials and supplies.

We use computerized systems to design and engineer roof trusses, floor trusses and wall panels from customers’ blueprints. We route the completed designs to a third-party firm for certification of engineering standards and building code compliance, then manufacture the components in our own plants and deliver them to job-sites. We purchase door blanks and manufactured windows for fabrication into frames with hardware and trim as specified by the customer.

Construction services and manufactured building components are relatively more attractive than lumber and building materials distribution because they generally bring higher operating margins on less invested capital, exhibit less price volatility and are not available from as many competitors. We believe that our ability to provide either integrated construction services or stand-alone manufactured and fabricated components is a competitive advantage when soliciting business from builders and contractors.

Our customers generally order services and products on an as-needed basis. Therefore, virtually all product shipments in a given quarter result from orders received in that quarter. Order backlog represents only a very small percentage of the product sales anticipated in a given quarter and is not indicative of actual sales for any future period.

Sales and Marketing

Each of our business units customizes its service and product mix to its target market and operates as a profit center. BMC Construction relies on national and regional relationships with high-volume production homebuilders to market and sell our products and services. At BMC

West, we reach new local and regional customers through field sales representatives, referrals, advertisements in trade journals and local promotional events.

Customers

Our business focuses on two major customer categories in the new residential construction market: large, high-volume production homebuilders with national or multiple-market operations; and local custom and smaller production homebuilders and new-home contractors. A smaller third category includes commercial and industrial contractors, repair and remodel contractors and miscellaneous sales to consumers. No single customer accounted for more than 4.5% of total sales in 2002.

High-Volume Production Homebuilders

In 2002, sales to these customers accounted for approximately 19% of net sales, compared to 9% of net sales in 2001. This increase year over year is primarily due to a full twelve months of consolidation of KBI in 2002 as opposed to only six months in 2001. A significant amount of this business consists of sales of turnkey framing construction services or complete house packages (which may include framing lumber, panel products, pre-hung doors and trim packages, roof and floor trusses, pre-assembled windows and related products).

While pricing is an important vendor-selection criterion for these customers, we believe that other factors such as materials procurement and logistics; component design, engineering and manufacturing capabilities and expertise; and outsourcing of labor and risk management are equally important. We believe that our skills in these areas are important competitive advantages.

Almost all of BMC Construction’s sales are to customers in this category. Its integrated approach to delivery of services as well as materials and labor management, allows the customer to focus on other aspects of its business, including land development and new home sales. BMC Construction’s experience, reliability and ongoing working relationship with production builders enable it to maintain and grow market share. BMC West also sells lumber, building materials, and trusses to this customer category, primarily in areas where BMC Construction does not have a presence.

Custom Homebuilders and New-Home Contractors

In 2002, sales to these customers accounted for approximately 66% of net sales, compared to 73% of net sales in 2001. BMC West is primarily responsible for sales to these customers. A significant amount of this business consists of sales of dimensional lumber and panel products, pre-hung doors and trim packages, roof and floor trusses, pre-assembled windows and other building materials and supplies.

9

Our principal channel for reaching these customers is a sales force of approximately 370 field sales representative employees supported by approximately 270 inside salespeople. Field sales representatives actively solicit business and work with the inside salespeople and managers to develop bids for customer projects. We provide sales training for all representatives and sales management training for all sales managers and location managers. We generally compensate sales representatives through a combination of salary and commissions based on individual sales volume and gross margin.

We deliver building materials to job sites according to customer specifications and schedules. Technical personnel involved in purchasing, dispatching, invoicing and credit functions, support both field sales force and location managers to enhance customer satisfaction.

Other Customers

This customer category consists generally of commercial and industrial contractors involved in multi-family and light industrial construction projects, residential repair and remodel contractors and a minimal number of consumers. In 2002, sales to these customers accounted for approximately 15% of net sales compared to 17% of net sales in 2001.

Credit

Corporate management establishes overall credit policy, but each business unit is responsible for overseeing its own accounts. We train our managers and staff to have a thorough understanding of state lien laws, which provide security for accounts receivable. Our credit policies, together with daily monitoring of customer balances, have resulted in average bad debt expense of approximately 0.17% of net sales during the last five years, with no single year exceeding 0.21%. We believe that our bad debt expense levels are among the lowest in the industry. Approximately 95% of our sales in 2002 were to customers to whom we had extended credit for such sales.

Management Information Systems

Our financial information, operational data and other related statistical information are processed and maintained at our data center in Boise, Idaho. Our financial reporting and relational database system was designed and customized for us by Oracle Corporation. The flexible nature of our installed network allows for the accumulation, processing and distribution of information using industry standard computing resources and programs. Subsidiary information systems connect to the data center through a high-speed wide area network. These systems provide real-time pricing, inventory availability and margin analysis. This allows each sales staff to offer a high level of customer service, while giving management the ability to access and use timely information to monitor operations. We believe these systems enable us to enhance profit margins, improve inventory turnover, accelerate analysis of sales trends and better monitor accounts receivable, employee productivity, customer credit limits and lien protections.

Purchasing

We purchase merchandise from a large number of manufacturers and suppliers. In 2002, our largest supplier accounted for approximately 13% of our total purchases. We do not believe the loss of any single supplier would have a material adverse effect on our financial position, results of operations or cash flows.

We purchase inventory primarily on a centralized basis in order to capitalize on economies of scale, although local business units conduct a limited amount of purchasing in response to specific customer needs. Most ordering occurs at the business unit level to ensure that we meet local product needs and maximize inventory turns.

Approximately 31% of our 2002 sales were attributable to commodity wood products. Prices of commodity wood products are subject to significant volatility and directly affect sales. Commodity wood product prices were down 0.6% in 2002 over 2001. This is the lowest prices have been in nine years, and we expect prices to remain at this level through 2003. Our commodity wood product buyers monitor inventory and sales levels in each facility on a regular basis. With this supply and demand information, buyers generally can avoid overstocking commodity wood products. As a result, we turn our commodity wood product inventory approximately 10 to 12 times per year. Such rapid inventory turnover limits our potential exposure to inventory loss from commodity price fluctuations. In addition, our real-time computer network allows our business units to adjust sales prices as purchase prices of commodity products change.

Competition

We operate in a changing and highly competitive environment.

For the business of high-volume production homebuilders, whom we serve primarily through BMC Construction, we compete with independent framing and shell construction contractors, building materials distribution companies and some of the homebuilders themselves. Independent framing and shell construction contractors range in size from single-crew operations to large well-managed organizations spanning multiple markets. Distribution companies such as Stock Building Supply, Builders FirstSource, 84 Lumber, Lanoga and others offer construction services in select markets. Several of the large production homebuilders continue to perform framing and other construction services in-house. We believe we compare favorably to our competitors because of the quality and reliability of our products and services, supply chain integration, volume, scale, geographic reach and capital resources.

For the business of custom homebuilders and new-home contractors, whom we serve primarily through BMC West, we compete primarily with privately owned, single-site enterprises as well as local, regional and national building materials chains. Professional builders and contractors generally select suppliers based on the availability of knowledgeable personnel, on-time delivery, reliable inventory levels, availability of trade credit and competitive pricing. We compete favorably on each of these bases. Our relatively large size also permits us to attract experienced and professional sales and service personnel and provides us the resources to offer Company-wide product and service training programs. By working closely with our customers and supported by our management information systems, our business units maintain appropriate inventory and staffing levels and are well positioned to deliver completed orders on time to individual job sites.

For the business of commercial and industrial contractors, repair and remodel contractors and consumers, all of whom we serve through BMC West, we compete primarily with local lumberyards and hardware stores and, in certain of our markets, with larger home center chains such as Home Depot and Lowe’s. We believe we effectively meet the needs of these customers by providing higher-quality products, offering access to our knowledgeable staff and developing contractor referral programs to address the requirements of consumers on larger projects.

Safety and Risk Management

BMHC set a goal in late 2001 of a 20% reduction in both the frequency and cost of work-related accidents. In our primary workers’ compensation program at December 31, 2002, such accidents were down 24% and related costs were down 32% compared to the prior year. We continue to target improved workplace safety as a key component of making BMHC the employer of choice in our industry, and to address the rapid escalation in corporate property-casualty insurance costs in recent years.

Employees

Our success is highly dependent on the quality of our personnel at all levels. Because we face competition in attracting and retaining qualified employees, we maintain competitive compensation and benefit programs to attract, motivate and retain top-performers. We also provide extensive product knowledge, customer service, supervisory and managerial training programs to assure employee and customer satisfaction.

At December 31, 2002, we employed approximately 6,900 persons, of which unions represented approximately 284. We have not experienced any strikes or other work interruptions and have maintained generally favorable relations with our employees. The following table shows the approximate breakdown by job function of our employees:

Officers, corporate and unit management, and
corporate and unit administration	18%
Delivery (truck drivers, load builders, yard)	19%
Manufacturing (truss, door, window, framing)	48%
Field sales force (outside/inside sales)	12%
Retail operations (cashiers/receiving/sales support)	3%

12

Executive Officers as of December 31, 2002

Name	Age	Position or Office	Date First Elected as An Officer
Robert E. Mellor	59	Chairman of the Board, President	1997
		and Chief Executive Officer, BMHC

Robert L. Becci	62	Vice President and Controller, BMHC	1990

Richard F. Blackwood	65	Executive Vice President, BMHC;	1987
		President, BMC West

Ellis C. Goebel	61	Senior Vice President - Finance	1987
		and Treasurer, BMHC

Jack D. LaRock	59	Vice President, BMHC; Regional	2001
		General Manager, BMC West

Michael D. Mahre	43	Vice President - Corporate	2001
		Development, BMHC; Chief
		Executive Officer, BMC Construction

Steven H. Pearson	55	Senior Vice President - Human	1987
		Resources, BMHC

William E. Smith (a)	51	Vice President, BMHC;	1997
		President - SouthCentral Division

Paul S. Street	54	Senior Vice President, Chief	1999
		Administrative Officer, General
		Counsel and Corporate Secretary, BMHC

Stanley M. Wilson	58	Senior Vice President, BMHC;	1997
		Regional General Manager, BMC West

(a)     Employment was terminated in January, 2003

Mr. Mellor became Chairman of the Board of Directors of BMHC in 2002 and has been President and Chief Executive Officer since joining the Company in 1997. He was previously Of Counsel with the law firm of Gibson, Dunn & Crutcher LLP from 1990 to 1997. Mr. Mellor also serves as a director of Coeur d’Alene Mines Corporation, The Ryland Group, Inc. and Monroe Muffler Brake Inc.

Mr. Becci has served as Vice President since 1990 and as Controller since the Company’s inception in 1987.

Mr. Blackwood is Executive Vice President of BMHC and President of BMC West. He previously served as President of the Intermountain Division of BMC West and as Executive Vice President of BMHC. Mr. Blackwood has been a Vice President since the Company’s inception in 1987.

Mr. Goebel has been Senior Vice President - Finance & Treasurer of BMHC since 1997. He served as Vice President and Treasurer of the Company since its inception in 1987.

Mr. LaRock has been Vice President since 2001 and is the General Manager for the Colorado/Front Range Region. He was General Manager of Millwork Operations for the Intermountain Division of BMC West since 2000. He previously held various management positions within the Company since 1993.

Mr. Mahre has been Vice President of Corporate Development since 2001 and Chief Executive Officer of BMC Construction since 2002. He joined the Company in 1999 as Director of Financial Planning and Analysis. Mr. Mahre was a principal of The Cambria Group, a private equity investment firm, from 1997 to 1999, and worked in commercial and investment banking with Citibank and Citicorp Securities from 1991 to 1997.

Mr. Pearson has been Senior Vice President - Human Resources of the Company since 2001. From 1987 through 2001 he served as Vice President - Human Resources.

Mr. Smith served as President of the SouthCentral Division since November 1997 and was elected Vice President of BMHC in February 2000. Before joining BMC West, he held the position of President and Chief Operating Officer of Lone Star Plywood & Door Corp., which was purchased by the Company in November 1997. Mr. Smith’s employment was terminated in January 2003.

Mr. Street joined the Company in 1999 as Senior Vice President, General Counsel and Corporate Secretary and has been Chief Administrative Officer since 2001. He previously served as outside General Counsel & Secretary to the Company while a partner of Moffatt, Thomas, Barrett, Rock & Fields.

Mr. Wilson has been Vice President of BMHC since 2000 and General Manager of the Pacific Division of BMC West since 1997. He was manager of the West Coast district of BMC West from 1993 to 1998. Mr. Wilson was named Senior Vice President of BMHC in February 2003.

Item 2. Properties

BMHC’s headquarters are in San Francisco, California, with subsidiary administrative offices in Boise, Idaho and San Francisco, California. We have several types of facilities, including lumber and building materials distribution centers, millwork fabrication and distribution centers and warehouses, truss-manufacturing plants, and various sales offices and showrooms. The facilities listed below do not include standalone sales offices or showrooms. We believe that all of our locations are in good condition and are generally adequate for our needs for the near future. We own or lease all of our material assets, including land and facilities.

State and City	Date Acquired	Owned Acreage	Leased Acreage
ARIZONA
Chandler	2001	—	12.7
Phoenix - KBI	2001	19.2	—
Phoenix - Royal	2000	—	0.5
Tucson	2001	—	2.2
CALIFORNIA
Atwater	1990	—	2.4
Bakersfield	2000	3.4	—
Corona	2001	—	2.0
Fresno	1989	13.0	—
Marysville	2002	—	5.0
Marysville	2002	—	10.0
Merced	1987	2.9	1.0
Modesto	1989	14.0	—
San Francisco
Headquarters	1997	—	—
COLORADO
Aspen	1987	4.6	—
Boulder	1990	10.0	—
Colorado Springs	1994	11.4	—
Colorado Springs Millwork	1999	—	0.8
Denver Door North	1990	—	1.5
Denver Door South	1997	—	1.2
Denver	1994	9.4	—
Evergreen	1990	3.7	—
Fort Collins	1990	12.0	.5
Fort Collins Millwork	2001	0.9	—
Fort Lupton	1994	10.4	—

15

State and City	Date Acquired	Owned Acreage	Leased Acreage
COLORADO (continued)
Glenwood Springs	1990	2.0	—
Greeley	1994	11.1	—
Pueblo	1994	10.7	—
Steamboat Springs	1987	1.3	2.8
IDAHO
Boise	1987	15.8	—
Boise Millwork	1999	—	1.2
Boise (office)	1988	—	—
Idaho Falls	1987	5.3	—
Idaho Falls Truss	1987	6.0	—
Rexburg	1987	1.9	—
MONTANA
Great Falls	1993	9.2	—
Helena	1998	4.1	—
Helena Truss	1998	3.6	—
Kalispell	1998	5.4	—
Kalispell Door	1999	1.3	—
Missoula	1998	15.1	—
Missoula Door	1999	1.4	—
Missoula Wood Specialty	1999	2.8	—
NEVADA
Carson Valley	1998	10.3	—
Las Vegas	2001	—	27.0
Northern Nevada Millwork	1999	0.5	—
Sparks	1997	7.0	—
NORTH CAROLINA
Charlotte - Royal	2000	—	2.4
OREGON
Beaverton	2000	—	0.5
Sherwood	2000	18.3	—
TEXAS
Abilene	1995	16.1	—
Austin	1998	—	4.3
Austin	1995	18.3	—
Austin MWPC	2001	—	0.1
Castleberry	1995	—	1.1
16

State and City	Date Acquired	Owned Acreage	Leased Acreage
TEXAS (continued)
Coppell	1997	9.4	—
Dallas - Marvin	2000	—	0.6
Dallas - Royal	1999	—	1.0
El Paso	1991	7.0	—
Frisco	2000	10.6	2.0
Houston	1997	7.1	—
Houston	1998	—	2.5
Houston	2002	29.0	—
Hurst	1994	6.4	2.3
Killeen	1994	3.6	0.3
New Braunfels	1995	23.3	—
San Antonio	1998	—	4.2
UTAH
Heber City	1997	—	2.5
Orem	1987	9.5	6.8
Salt Lake	1990	13.2	—
Salt Lake Millwork	1999	—	1.4
West Haven	1996	5.4	—
WASHINGTON
Everett	1994	29.3	—
Issaquah	1994	16.5	—
Kent	1994	4.5	—
Puget Sound Millwork	1998	—	—
Tacoma	1987	8.9	—
Spokane	1990	4.2	—
Vancouver	1994	—	5.4

BMHC and BMC are trade names. Other brand names or trademarks appearing in this Form 10-K are the property of their respective holders.

Item 3. Legal Proceedings

We are involved in litigation and other legal matters arising in the normal course of business. Management believes that our recovery or liability, if any, under any of these matters will not have a material effect on our financial position, liquidity or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the shareholders for a vote during the fourth quarter of the fiscal year.

PART II

Item 5. Market for Registrant’s Common Stock and Related Shareholder Matters

BMHC’s Common Stock trades on the NASDAQ National Market under the symbol “BMHC”. The following table sets forth the range of high and low closing sales prices on the NASDAQ National Market for the Common Stock for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Common Stock Prices:
Fiscal 2002	High	Low
Quarter ended March 31, 2002	$18.360	$10.850
Quarter ended June 30, 2002	17.720	14.000
Quarter ended September 30, 2002	15.358	10.410
Quarter ended December 31, 2002	14.600	10.000

Fiscal 2001	High	Low
Quarter ended March 31, 2001	$ 9.938	$ 8.250
Quarter ended June 30, 2001	15.210	8.690
Quarter ended September 30, 2001	16.960	10.700
Quarter ended December 31, 2001	15.490	9.400

The Board of Directors approved implementation of a cash dividend program in November 2002. The first quarterly dividend of $0.05 per common share was declared for shareholders of record December 23, 2002 and payable January 15, 2003. The amount of dividend payments is included in calculations of certain loan covenants in our bank credit facility. At March 13, 2003, our Common Stock was held by approximately 2,738 shareholders of record or through nominee or street name accounts with brokers (433 registered holders). The last sales price for our Common Stock, as reported by NASDAQ on March 13, 2003, was $13.97.

Item 6. Selected Financial Data

The following table shows selected consolidated financial data of BMHC for the years indicated. It is derived from our audited consolidated financial statements and should be read in conjunction with the disclosures in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the consolidated financial statements and notes thereto presented on pages 10 through 32 of our 2002 Annual Report. (Amounts are in thousands, except share data.)

	2002	2001	2000	1999	1998
Net sales	$ 1,161,494	$ 1,092,867	$ 1,013,968	$ 1,007,108	$ 877,280
Gross profit	329,157	307,305	270,445	251,971	214,158
Selling, general and administrative
expense	284,068	265,661	229,861	208,775	180,129
Impairment of assets (a)	6,698	1,750	1,800	—	—
Other income	(730)	(2,735)	(3,752)	(2,466)	(1,094)
Income from operations	39,121	42,629	42,536	45,662	35,123
Equity in earnings of unconsolidated
companies (b)	—	4,817	8,421	4,978	—
Interest expense	9,812	13,553	17,722	13,184	10,218
Income taxes	10,871	13,049	13,523	14,421	9,756
Income before minority interest,
extraordinary item and change in
accounting principle	18,438	20,844	19,712	23,035	15,149
Minority interest loss	(227)	—	—	—	—
Extraordinary item, net of tax (c)	—	—	—	(3,352)	—
Change in accounting principle, net of
tax (d)	(11,650)	—	—	—	—
Net income	$ 7,015	$ 20,844	$ 19,712	$ 19,683	$ 15,149

Income per diluted common share before
extraordinary item and change in
accounting principle	$ 1.41	$ 1.60	$ 1.54	$ 1.80	$ 1.20

Net income per common share:
Basic	$ 0.54	$ 1.61	$ 1.55	$ 1.55	$ 1.21
Diluted	$ 0.53	$ 1.60	$ 1.54	$ 1.54	$ 1.20

BALANCE SHEET DATA:

At Year End	2002	2001	2000	1999	1998
Working capital	$ 170,492	$ 160,904	$ 142,075	$ 139,283	$ 116,744
Total assets	503,074	485,742	459,634	450,119	373,981
Long-term debt, net of current maturities
and redeemable preferred stock	157,375	167,417	165,006	170,547	117,805
Shareholders’ equity	251,300	242,894	220,555	200,110	180,250

19

(a)	The year ended December 31, 2002 includes a $6.7 million charge related to the Company’s Dallas/Ft. Worth and Marvin Windows Reporting Units. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detail.

(b)	The years ended December 31, 2001 and 1999 include six months and eight months, respectively, of equity earnings with respect to the Company’s 49% investment in KBI. See Notes 4 and 6 to the consolidated financial statement for more detail.

(c)	The year ended December 31, 1999 includes a loss related to a redemption premium and the write-off of deferred financing costs associated with the early retirement of notes payable.

(d)	The year ended December 31, 2002 includes a loss related to a change in accounting principle. See Note 2 to the consolidated financial statements for more detail.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is presented under the caption “Financial Review” in BMHC’s 2002 Annual Report to Shareholders (“Annual Report”). The information under this caption is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented under the caption “Financial Review” in the Annual Report. The information under this caption is incorporated herein by this reference.

Item 8. Financial Statements and Supplementary Data

BMHC’s consolidated financial statements and related notes, together with the report of our independent accountants, are presented on pages 17 through 32 of the Annual Report and are incorporated herein by this reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The nominees for directors of the Company are presented on pages five and six of the Company’s definitive Proxy Statement (“Proxy Statement”), which is incorporated herein by this reference.

The information required by this Item concerning the Company’s executive officers is set forth in Part I, under the caption “Executive Officers”, of this report and is incorporated herein by this reference.

The information required by this Item concerning compliance with Section 16(a) of the Exchange Act is presented under the caption “Certain Relationships and Other Transactions” of the Proxy Statement and is incorporated herein by this reference.

Item 11. Executive Compensation

Information required by this Item concerning compensation of the Company’s executive officers for the year ended December 31, 2002, is presented under the caption “Executive Compensation and Other Information” of the Proxy Statement, and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this Item concerning the security ownership of certain beneficial owners, directors and executive officers, as of December 31, 2002, is set forth under the caption “Security Ownership of Certain Beneficial Owners” of the Proxy Statement and is incorporated herein by this reference.

The following table summarizes equity compensation plan information as of December 31, 2002:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans
approved by security
holders	1,465,183		$11.94	85,050	(2)
Equity compensation plans
not approved by
security holders	50,000	(3)	12.50	—

Total	1,515,183		$11.96	85,050

(1)	Excludes securities reflected in the second column.

(2)	This number includes 34,300 from the 1993 Amended and Restated Non-Employee Stock Option Plan and 50,750 from the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan allows for an increase of 100,000 shares each year not to exceed 1,100,000 for the plan.

(3)	The exercise price was equal to the fair market value of BMHC’s common stock on the date the options were granted. These options vested in February 2002 and expire 10 years from the date of grant, or 2007.

21

Item 13. Certain Relationships and Related Transactions

Information required by this Item concerning certain relationships and related transactions during 2002 is set forth under the caption “Certain Relationships and Other Transactions” of the Proxy Statement and is incorporated herein by this reference.

Item 14. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Senior Vice President, Finance and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.

Disclosure controls are procedures designed with the objective of ensuring that information we are required to disclose in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported timely. Disclosure controls also are designed with the objective to insuring that such information is communicated to our management, as appropriate, to allow timely judgments concerning required disclosure. Internal controls are procedures designed with the objective of providing reasonable assurance that (i) transactions are properly authorized; (ii) assets are safeguarded against unauthorized or improper use and (iii) transactions are properly recorded and reported, in order to permit the preparation of our financial statements in accordance with generally accepted accounting principles.

A control system, even if well conceived and implemented can only provide reasonable assurance rather than absolute assurance that the goals of the control system are met. There are inherent limitations in all control systems due to resource constraints and other factors, such as assumptions regarding the likelihood of future events and new business conditions, the fact that judgments may, with the benefit of hindsight, prove to be incorrect, and the fact that breakdowns can occur because of simple error or mistake, as well as a result of fraudulent activity. As a result of these limitations, it is not possible to ensure that misstatements due to error or fraud may occur and not be detected.

The evaluation of our disclosure controls and internal controls included a review of the design and objectives and implementation throughout the Company. Our management seeks to identify errors, control problems or instances of fraud and to confirm that appropriate corrective action is implemented as appropriate.

In accordance with SEC requirements, the Chief Executive Officer and the Senior Vice President, Finance and Treasurer advised the Company that, since the date of their evaluation, there have been no significant changes in internal controls or other factors that could significantly affect the internal controls.

Based on their evaluation, the Chief Executive Officer and Senior Vice President Finance and Treasurer have concluded that, subject to the above limitations, the Company’s disclosure controls are effective to ensure that material information relating to the Company and its subsidiaries is communicated to management, and that the Company’s internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in accordance with generally accepted accounting principles.

PART IV Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	Financial Statements:

Incorporated herein by this reference from pages 17 through 32 of the Annual Report.

-	Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000.

-	Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001.

-	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000.

-	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

-	Notes to Consolidated Financial Statements.

-	Report of Independent Accountants.

2.	Financial Statement Schedules:
Page
Report of Independent Accountants on Financial Statement Schedule	24

I. Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000	29

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

23

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors of
Building Materials Holding Corporation:

Our audits of the consolidated financial statements referred to in our report dated March 6, 2003 appearing in the 2002 Annual Report to Shareholders of Building Materials Holding Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 6, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILDING MATERIALS HOLDING CORPORATION

By  /s/ Robert E. Mellor
      ————————————
      Robert E. Mellor President,
      Chief Executive Officer and Director

Dated: March 17, 2003

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

(i) Principal Executive Officer:

/s/ Robert E. Mellor
———————————
Robert E. Mellor
President, Chief Executive
Officer and Director
March 17, 2003

(ii) Principal Financial Officer:

/s/ Ellis C. Goebel
———————————
Ellis C. Goebel
Senior Vice President - Finance and Treasurer
March 17, 2003

(iii) Principal Accounting Officer:

/s/ Robert L. Becci
———————————
Robert L. Becci
Vice President and Controller
March 17, 2003	(iv) Directors:

/s/ Robert E. Mellor
———————————
Robert E. Mellor
Chairman of the Board
of Directors
March 17, 2003

/s/ Alec F. Beck
———————————
Alec F. Beck
March 17, 2003

/s/ Sara L. Beckman
———————————
Sara L. Beckman
March 17, 2003

/s/ H. James Brown
———————————
H. James Brown
March 17, 2003

/s/ Wilbur J. Fix
———————————
Wilbur J. Fix
March 17, 2003

/s/ Donald S. Hendrickson
———————————
Donald S. Hendrickson
March 17, 2003

/s/ James K. Jennings, Jr.
———————————
James K. Jennings, Jr.
March 17, 2003

/s/ Guy O. Mabry
———————————
Guy O. Mabry
March 17, 2003

/s/ Peter S. O’Neill
———————————
Peter S. O’Neill
March 17, 2003

/s/ Richard G. Reiten
———————————
Richard G. Reiten
March 17, 2003

26

CERTIFICATIONS

I, Robert E. Mellor, certify that:

1. I have reviewed this annual report on Form 10-K of Building Materials Holding Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ Robert E. Mellor
——————————
Robert E. Mellor,
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

I, Ellis C. Goebel, certify that:

1. I have reviewed this annual report on Form 10-K of Building Materials Holding Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ Ellis C. Goebel
——————————
Ellis C. Goebel,
Senior Vice President-Finance and Treasurer
(Principal Financial Officer)

BUILDING MATERIALS HOLDING CORPORATION SCHEDULE I —VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000 (amounts in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Year

DEDUCTED FROM ASSET ACCOUNTS:
ALLOWANCE FOR RETURNS, DISCOUNTS AND DOUBTFUL ACCOUNTS

Year Ended December 31, 2002	$1,966	$2,347	$—	$2,291(1)	$2,022
Year Ended December 31, 2001	$2,184	$1,679	$—	$1,897(1)	$1,966
Year Ended December 31, 2000	$2,257	$1,582	$—	$1,655(1)	$2,184

(1)	Represents write-offs of uncollectible receivables, net of recoveries.

29

BUILDING MATERIALS HOLDING CORPORATION INDEX TO EXHIBITS Filed with the Annual Report on Form 10-K for the Year Ended December 31, 2002

Footnote	Exhibit Number	Exhibit Description

(f)	3.5	Amended Certificate of Incorporation, filed with the office of the Secretary of State of the State of Delaware on September 23, 1997.

(j)	3.6.1	Amended and Restated By-laws of the Registrant.

(c)	4.2	Form of Note.

(f)	4.7	Rights Agreement, dated September 19, 1997, as amended November 5, 1998 by and between the Registrant and American Stock Transfer and Trust Company.

(a)	10.4*	1990 Bonus Plan of the Company

(a)	10.5*	Stock Option Plan (Senior Original Shareholders Management Plan), effective January 1, 1991.

(a)	10.6*	Stock Option Plan (Field Management Plan), effective January 1, 1991.

(b)	10.7	Form of indemnity agreement between the Company and its officers and directors.

10.7.1	Amended Form of Indemnity Agreement between the Company and its officers and directors.

(d)	10.13*	Supplemental Retirement Plan dated January 1, 1993.

(e)	10.19*	Amended and Restated 1992 Non-Qualified Stock Plan.

(e)	10.20*	Amended and Restated 1993 Employee Stock Option Plan.

(e)	10.21*	Amended and Restated 1993 Non-Employee Director Stock Option Plan.

30

(g)	10.34	Asset Purchase Agreement dated as of October 13, 1999, between BMCW, LLC and Rowland Manufacturing Corporation dba Royal Door Company, Inc.

(g)	10.35	Promissory Note between BMCW, LLC Rowland Manufacturing Corporation dba Royal Door Company, Inc.

(k)	10.36	Amended and Restated Credit Agreement among Wells Fargo Bank, N.A., as Agent, the Company, Letter Of Credit Issuing Bank First Union Bank, as Syndication Agent, and Twelve Other Financial Institutions Party Hereto dated August 30, 2001.

(g)	10.37	Amended and Restated Severance Plan for Certain Key Executive Officers, Senior Management and Key Employees of the Company and its subsidiaries as Adopted by the Board of Directors of the Company on February 17, 2000.

(h)	10.38	Building Materials Holding Corporation 2000 Stock Incentive Plan.

(i)	10.39	Building Materials Holding Corporation Employee Stock Purchase Plan.

10.40	Employment Agreement by and between Robert E. Mellor and the Company as of June 1, 2002.

10.41	First Amendment to Amended and Restated Credit Agreement among Wells Fargo Bank, N.A., as Agent, the Company, and twelve other financial institutions dated as of December 11, 2002.

11.0	Statement regarding computation of earnings per share.

13.1	Building Materials Holding Corporation’s 2002 Annual Report. Such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K.

21.1	Subsidiaries of Building Materials Holding Corporation.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney. Reference is made to page 25.

31

(a)	Filed as an Exhibit to the Registration Statement on Form S-1 filed with the Commission on June 6, 1991 (Registration No. 33-41040) (the “Registration Statement”) and incorporated herein by reference.

(b)	Filed as an Exhibit to Amendment No. 2 to the Registration Statement, filed with the Commission on August 2, 1991 and incorporated herein by reference.

(c)	Filed as an Exhibit to Amendment No.1 to the Registration Statement on Form S-1, filed with the Commission on October 20, 1992 (Registration No. 33-52432), and incorporated herein by reference.

(d)	Filed as an Exhibit to Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 30, 1995, and incorporated herein by reference.

(e)	Filed as an Exhibit to Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission on March 28, 1997, and incorporated herein by reference.

(f)	Filed as an Exhibit to BMHC’s Report on Form 8-K12G3, filed with the Commission on September 23, 1997 and incorporated herein by reference.

(g)	Filed as an Exhibit to Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Commission on March 31, 2000, and incorporated herein by reference.

(h)	Filed as an Exhibit to BMHC’s Report on Form S-8, filed with the Commission on August 22, 2000 and incorporated herein by reference.

(i)	Filed as an Exhibit to BMHC’s Report on Form S-8, filed with the Commission on October 2, 2000 and incorporated herein by reference.

(j)	Filed as an Exhibit to Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 14, 2001, and incorporated herein by reference.

(k)	Filed as an Exhibit to Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Commission on March 27, 2002, and incorporated herein by reference.

* Component of executive compensation.

32