Form 10-Q
period 2003-03-31
BUILDING MATERIALS HOLDING CORP
filed 2003-05-15
CIK 1046356

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to

Commission file number 0-19335

BUILDING MATERIALS HOLDING CORPORATION

Delaware	91-1834269
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Building Materials Holding Corporation Four Embarcadero Center, Suite 3250, San Francisco, CA 94111

Telephone:  (415)627-9100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b_2 of the Exchange Act).  Yes  ☒  No  ☐

Class	Shares Outstanding as of May 6, 2003:

Common stock $0.001 par value	13,278,140

BUILDING MATERIALS HOLDING CORPORATION

Item 1	BUILDING MATERIALS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002

Net sales	$276,392	$247,135

Cost of sales	201,961	175,908

Gross profit	74,431	71,227

Selling, general and administrative expense	73,128	68,053

Other income, net	(868)	(365)

Income from operations	2,171	3,539

Equity in earnings of an unconsolidated company, net of amortization	759	—

Interest expense	2,053	2,534

Income before income taxes, minority interest and change in accounting principle	877	1,005

Income taxes	376	387

Income before minority interest and change in accounting principle	501	618

Minority interest loss	(85)	—

Income before change in accounting principle	586	618

Change in accounting principle, net of tax benefit of $6,286	—	(11,650)

Net income/(loss)	$586	$(11,032)

Income before change in accounting principle per common share:
Basic	$0.04	$0.05

Diluted	$0.04	$0.05

Change in accounting principle, net of tax, per common share:
Basic	$—	$(0.90)

Diluted	$—	$(0.88)

Net income/(loss) per common share:
Basic	$0.04	$(0.85)

Diluted	$0.04	$(0.84)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDING MATERIALS HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(amounts in thousands, except share data)

	March 31, 2003	December 31, 2002
ASSETS
Current assets
Cash	$15,323	$9,217
Receivables, net	131,302	132,757
Inventory	100,544	93,748
Deferred income taxes	6,477	5,302
Prepaid expenses and other current assets	4,471	7,456

Total current assets	258,117	248,480

Property, plant and equipment, net	170,390	178,137
Equity investment in an unconsolidated company	25,047	—
Goodwill	51,036	52,111
Other intangibles, net	12,664	12,950
Deferred loan costs	2,358	2,732
Deferred income taxes	416	529
Other long-term assets	8,357	8,135

Total assets	$528,385	$503,074

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$80,114	$77,988

Total current liabilities	80,114	77,988

Long-term debt	178,833	157,375
Other long-term liabilities	11,999	11,428

Total liabilities	270,946	246,791

Minority interest	4,898	4,983

Shareholders’ equity
Common stock, $0.001 par value, 20,000,000 shares authorized; 13,237,715 and 13,135,562 shares issued and outstanding, respectively	13	13
Additional paid-in capital	114,025	112,709
Retained earnings	138,503	138,578

Total shareholders’ equity	252,541	251,300

Total liabilities, minority interest and shareholders’ equity	$528,385	$503,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDING MATERIALS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$586	$(11,032)
Adjustments to reconcile net income/(loss) to cash flows from operating activities
Depreciation and amortization	5,007	4,592
Deferred income taxes	(1,062)	(75)
Net loss/(gain)on sale of assets	(792)	174
Equity in earnings of an unconsolidated company, net of amortization	(759)	—
Change in accounting principle, net of tax benefit of $6,286	—	11,650
Minority interest loss	(85)	—
Changes in assets and liabilities, net of effects of acquisitions and location sales
Receivables, net	1,455	(1,477)
Inventory	(8,745)	(13,356)
Prepaid expenses and other current assets	2,985	803
Accounts payable and accrued expenses	982	7,306
Other long-term assets and liabilities	2,928	1,343
Other, net	381	—

Net cash flows from operating activities	2,881	(72)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,905)	(4,292)
Acquisitions of businesses	(23,296)	(1,050)
Proceeds from dispositions of property and equipment	3,583	129
Proceeds from sale of business units, net of cash sold	6,591	2,135
Other, net	(706)	(644)

Net cash flows from investing activities	(16,733)	(3,722)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change under revolving credit agreements	26,100	(1,300)
Principal payments on term note	(4,400)	—
Principal payments on other notes payable	—	(156)
Increase/(decrease) in book overdrafts	(1,258)	3,000
Stock options exercised	311	612
Dividends	(657)	—
Other, net	(138)	177

Net cash flows from financing activities	19,958	2,333

Net change in cash	6,106	(1,461)
Cash, beginning of period	9,217	5,182
Cash, end of period	$15,323	$3,721

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Accrued but unpaid dividends	$661	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDING MATERIALS HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Building Materials Holding Corporation (“BMHC” or the “Company”) on a consolidated basis, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  Although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report.  In the opinion of management, all adjustments necessary to present fairly the results for the periods presented have been included.  The adjustments made were of a normal, recurring nature.

Due to the seasonal nature of BMHC’s business, the condensed consolidated results of operations and resulting cash flows for the periods presented are not necessarily indicative of the results that might be expected for the fiscal year.

2.  NET SALES BY PRODUCT (in thousands)

	Three Months Ended March 31,
	2003		2002
Lumber products	$74,360	26.9%	$78,484	31.8%
Services and manufactured building components	162,298	58.7	133,484	54.0
Building materials and other	39,734	14.4	35,167	14.2
	$276,392	100.0%	$247,135	100.0%

3.  NET INCOME PER COMMON SHARE

Net income per common share was determined using the following information (in thousands, except per share data):

	Three Months Ended March 31,
	2003		2002
Income before change in accounting principle	$586		$618

Weighted average shares used to determine basic net income per common share	13,199		13,000

Net effect of dilutive stock options	190		175

Weighted average shares used to determine diluted net income per common share	13,388		13,175

Net income per common share:

Basic	$0.04		$0.05
Diluted	$0.04		$0.05

Cash dividends per share	$0.05	(1)	$—

(1) Cash dividends accrued in the first quarter of 2003 were $661.

4.  DEBT

As of the dates shown in the table, debt consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
Term note	$97,900	$102,300
Revolving credit facility	77,300	51,200
Non-interest bearing term note, net of related discounts of $1,447 and $1,339, respectively	2,841	2,949
Capital leases	792	926
	$178,833	$157,375

In connection with a 1999 acquisition, the Company issued a $5.0 million non-interest bearing term note to the previous owner as partial consideration for the purchase.  Under the terms of the note, a portion of the payments may be due based on operating results of the acquired business.  The Company’s original discount of the note was based on a 15% effective interest rate and estimates of the operating results of the acquired business.  Due to the uncertain timing of the payout of this term note, the note represents a form of contingent consideration paid for the acquired business.  As a result, the Company adjusted its estimates related to the timing of the payout of the term note, which resulted in recording an additional discount of $0.2 million during the first quarter of 2003.

The scheduled principal payments of debt at March 31, 2003 are $13.7 million in 2003, $162.5 million in 2004, $0.2 million in 2005 and $2.4 million in 2006.  Principal payments of $18.5 million due within the next twelve months are expected to be refinanced through the unused portion of the revolving credit facility.  As a result, this amount has been classified as long-term.

5.                       ACQUISITIONS AND EQUITY INVESTMENT

Effective January 1, 2003, the Company purchased a 60% interest in a newly formed limited liability company, WBC Construction, LLC (“WBC”), for approximately $23.3 million in cash, net of post closing adjustments and the issuance of 70,053 shares of BMHC common stock.  The other 40% interest is owned by Willard Brothers Construction, Inc. and its owners, A. Bruce Willard and Danny L. Willard.  WBC contracts with residential production builders in Florida to construct the slab and structural shell of homes.

Under the purchase agreement, BMHC will have the option to purchase the remaining 40% interest in WBC from January 16, 2006 through January 16, 2009 and the principals of Willard Brothers Construction, Inc. have the option to require BMHC to purchase the remaining 40% of WBC from January 16, 2007 through January 16, 2009.  The purchase price for the remaining 40% will generally be based on a multiple of historical earnings.  If the fair value of the net assets to be acquired is less than the amount payable under the required purchase option, the Company would record a loss.

The Company has accounted for its investment in WBC using the equity method of accounting because the minority owners have certain approval and other rights that preclude consolidation.

On July 1, 2002, the Company purchased a 51% interest in a newly formed partnership, KBI Norcal, for approximately $5.8 million in cash, $0.8 million of assumed debt and the issuance of 34,364 shares of BMHC common stock.  The other 49% interest is owned by RJ Norcal, LLC, a limited liability company owned by Robert Garcia and John Volkman.  KBI Norcal provides turnkey framing services in Northern California.

Under the purchase agreement, BMHC will have the option to purchase the remaining 49% interest in KBI Norcal from July 1, 2004 through June 30, 2008 and the principals of RJ Norcal, LLC have the option to require BMHC to purchase the remaining 49% of KBI Norcal from July 1, 2006 through June 30, 2008.  The purchase price for the remaining 49% will generally be based on a multiple of historical earnings.  If the fair value of the net assets to be acquired is less than the amount payable under the required purchase option, the Company would record a loss.  As of March 31, 2003, the purchase price would be approximately $7.5 million and no loss was required to be reported.

KBI Norcal’s operating results have been included in the consolidated financial statements since July 1, 2002.  The impact of the 49% ownership interest of RJ Norcal, LLC is included in minority interest.

During 2002 the Company made four other acquisitions for aggregate consideration of approximately $2.3 million.

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2003 and December 31, 2002, intangible assets consisted of the following (in thousands):

	March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Covenants not to compete	$1,961	$(1,275)	$686
Customer relationships	2,902	(218)	2,684
Other amortized intangibles	500	(386)	114

Unamortized intangible assets
Customer relationships	9,180	—	9,180
	$14,543	$(1,879)	$12,664

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Covenants not to compete	$2,004	$(1,139)	$865
Customer relationships	2,902	(145)	2,757
Other amortized intangibles	500	(352)	148

Unamortized intangible assets
Customer relationships	9,180	—	9,180
	$14,586	$(1,636)	$12,950

The Company evaluates the propriety of not amortizing customer relationships to determine whether events and circumstances warrant amortization on a prospective basis.  In April 2003, the Company determined that approximately $2.0 million of the unamortized customer relationship should be amortized over the succeeding twenty-one months.  This intangible asset was tested for impairment and no loss was identified.

Aggregate amortization expense for intangible assets was $0.3 million for the quarter ended March 31, 2003.  Estimated amortization expense for intangible assets is $1.5 million for the remainder of 2003, $1.7 million in 2004, $0.3 million in 2005, $0.3 million in 2006, $0.3 million in 2007, $0.3 million in 2008 and $1.1 million thereafter.

The changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows (in thousands):

Balance as of January 1, 2003	$52,111
Goodwill acquired during the period	8
Goodwill disposed during the period	(1,083)
Balance as of March 31, 2003	$51,036

7.  CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” in the first quarter of 2002.  The provisions of SFAS 142 eliminate the amortization of goodwill and other indefinite lived intangible assets on a prospective basis beginning with acquisitions completed after June 30, 2001, or January 1, 2002 for those completed prior to June 30, 2001.  This standard required the Company to complete a transitional impairment analysis of its recorded goodwill and indefinite lived intangible assets and to record any impairment charge as a change in accounting principle.  The Company completed the transitional impairment analysis in the first quarter of 2002, which resulted in the following impaired amounts of goodwill as of January 1, 2002 (in thousands):

Reporting Unit	Goodwill Impairment	Goodwill Impairment, Net of Tax
Northern Nevada	$2,257	$1,388
Utah	1,397	859
Spokane	41	25
San Antonio / Austin	2,194	1,969
Royal Door	2,975	1,830
Dallas / Fort Worth	1,403	863
Puget Sound	6,253	3,846
Portland	1,416	870
Total	$17,936	$11,650

In the case of each Reporting Unit (as defined by SFAS 142), fair value was estimated using the present value of expected future cash flows.  Management’s estimate of future cash flows used in the present value analysis resulted in estimated fair market value being less than the recorded value of tangible and intangible assets for the Reporting Units listed above. A divestiture of any individual business unit that comprises a Reporting Unit could result in a loss.  After considering the estimated fair market value of tangible assets, including land, an impairment of recorded goodwill occurred.  Possible reasons for the impairment could include increased competition, a reduction in residential construction within the geographic markets that these Reporting Units serve, or management issues.  The Company is required to test acquired goodwill and other indefinite-lived intangible assets for impairment on an annual basis.  This annual test will take place during the fourth quarter each year.

8.                           STOCK-BASED COMPENSATION

At March 31, 2003, BMHC had five stock-based employee compensation plans, which are described more fully in Note 12 of the Company’s Annual Report on Form 10-K.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based

Compensation”, to stock-based employee compensation (amounts in thousands, except per share data).

	Three Months Ended March 31,
	2003	2002
Net income/(loss), as reported	$586	$(11,032	)(1)
Add: Total stock-based employee compensation expense determined under APB 25, net of related tax effects	(226)	546

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	14	862

Pro forma net income/(loss)	$346	$(11,348)

Earnings/(loss) per share:
Basic - as reported	$0.04	$(0.84)
Basic - pro forma	$0.03	$(0.87)

Diluted - as reported	$0.04	$(0.84)
Diluted - pro forma	$0.03	$(0.86)

(1) After a charge for change in accounting principle of $11,650, net of tax benefit of $6,286.

Item 2	BUILDING MATERIALS HOLDING CORPORATION MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND CRITICAL ACCOUNTING ESTIMATES

Certain statements made in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors are discussed in detail in Building Materials Holding Corporation’s Form 10-K for the fiscal year ended December 31, 2002.  Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.  We disclaim any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements contained in the Annual Report on Form 10-K or this Form 10-Q except as required by law.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report to Shareholders for information regarding our critical accounting policies and estimates.

The following table sets forth for the periods indicated the amounts as well as percentage relationship to net sales of certain costs, expenses and income items.  The table and subsequent discussion should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this document and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(amounts in millions)	For the three months ended March 31,
	2003		2002
Net sales	$276.4	100.0%	$247.1	100.0%
Gross profit	74.4	26.9	71.2	28.8
Selling, general and administrative expense	73.1	26.4	68.1	27.5
Other income, net	(0.9)	(0.3)	(0.4)	(0.1)
Income from operations	2.2	0.8	3.5	1.4
Equity in earnings of an unconsolidated company	0.8	0.3	—	—
Interest expense	2.1	0.8	2.5	1.0
Income taxes	0.4	0.1	0.4	0.1
Minority interest loss	(0.1)	0.0	—	—
Income before change in accounting principle	$0.6	0.2%	$0.6	0.3%

FIRST QUARTER OF 2003 COMPARED TO THE FIRST QUARTER OF 2002

Net sales for the three months ended March 31, 2003 were $276.4 million, an increase of $29.3 million or 11.8% from the first quarter of 2002 when sales were $247.1 million.  The growth in net sales resulted primarily from the consolidation of KBI Norcal, which was acquired in July 2002 and was not included in BMHC’s results for the first quarter of 2002.  Comparable sales from reporting units that operated in the first quarter of both 2003 and 2002 increased 3.2%.  Construction services and manufactured building components accounted for $162.3 million, or 58.7% of net sales for the first quarter of 2003, an increase of 21.6% from $133.5 million, or 54.0% of net sales for the first quarter of 2002.

Gross profit as a percentage of sales decreased to 26.9% in the first quarter of 2003 from 28.8% in the first quarter of 2002.  The decrease is primarily the result of the Company’s continued development and integration of lumber and truss manufacturing operations at KBI Norcal.  Rapid sales growth at KBI Norcal has also contributed to lower gross margins as new contracts for large residential construction projects, which generally carry higher than average costs due to inefficiencies in the early stages, continued to represent a larger proportion of KBI Norcal’s business compared to BMHC’s established construction services businesses and resulted in an operating loss for the quarter at KBI Norcal.

Selling, general and administrative (SG&A) expense was $73.1 million, or 26.4% of net sales in the first quarter of 2003 as compared to $68.1 million, or 27.5% of net sales in the first quarter of 2002.  The Company attributes most of this dollar increase to the consolidation of KBI Norcal, while the improvement in SG&A expense as a percentage of sales was due to cost reduction efforts throughout the Company, primarily at the Company’s BMC West operations. Other income was $0.9 million for the period compared to $0.4 million for the first quarter of 2002 and included a gain of $0.6 million from the sale of various assets related to the Company’s consolidation activities.

Equity in earnings of an unconsolidated company in the first quarter of 2003 included income of $0.8 million from the Company’s 60% equity interest in WBC Construction, LLC, a Florida construction services business acquired in mid-January 2003 and whose earnings are included in the Company’s results effective January 1.  There were no comparable equity earnings in the first quarter of 2002.

Interest expense decreased to $2.1 million from $2.5 million during the first three months of 2003 and 2002, respectively, primarily due to a reduction in the weighted average interest rate to 3.8% from 5.0% between the two periods.  The impact of the reduced interest rate was partially offset by an increase in the weighted average debt outstanding to $184.1 million during the first quarter of 2003 from $169.2 million during the same period of 2002.  The increase in the average debt outstanding is primarily due to cash used in the acquisition of WBC and working capital needs at KBI Norcal.

Net income for the first quarter of 2003 was $0.6 million, or $0.04 per diluted share, compared to $0.05 per diluted share in 2002, excluding a charge for change in accounting principle.  In the first quarter of 2002, a net loss of $11.0 million, or $0.84 per diluted share was recorded, which included a charge of $11.6 million, net of tax, or $0.88 per diluted share as a change in accounting principle, in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary need for capital resources is to fund future growth, capital expenditures and acquisitions, as well as to finance working capital needs, which have been increasing as the Company has grown in recent years.  Capital resources have primarily consisted of cash flows from operations and the incurrence of debt.

Operations

In the first three months of 2003 and 2002, net cash provided and (used) by operations was $2.9 million and $(0.1) million, respectively.  Working capital increased to $178.0 million at March 31, 2003 from $161.6 million at March 31, 2002.

Capital Investment and Acquisitions

Net cash used for investing activities was $16.7 million and $3.7 million in the first quarter of 2003 and 2002, respectively.  The acquisition in mid-January 2003 of WBC Construction, LLC, a Florida construction services business, accounted for $23.3 million in invested capital.  Capital expenditures were $2.9 million in the first three months of 2003 and were incurred to acquire additional property as well as expand and remodel existing facilities.  Proceeds from the sale of a non-strategic business unit (Great Falls, Montana) and surplus real estate (Emmett, Idaho and Denver, Colorado), net of cash sold, were $6.6 million during the first three months of 2003.

In the first quarter of 2003, the Company experienced a fire at its facility in Idaho Falls, Idaho.  Anticipated insurance proceeds are adequate to recover the loss of property and the event is not expected to have a material impact on the Company.

Financing

Net cash provided by financing activities was $20.0 million and $2.3 million in the first three months of 2003 and 2002, respectively.  The increase in cash provided by financing was primarily due to additional borrowings under the revolving credit agreements during the first quarter of 2003, largely necessitated by the acquisition of WBC.

At March 31, 2003 the Company’s existing senior credit facility provided for borrowings of up to $287.9 million, which includes $97.9 million provided for by the term loan all of which was outstanding at March 31, 2003, and $190.0 million provided for by the revolving credit facility, $77.3 million of which was outstanding at March 31, 2003.  Revolver borrowings are limited by a borrowing base equal to 60% of inventory plus 80% of trade accounts receivable.  The borrowing base is calculated monthly and was $163.6 million at March 31, 2003, resulting in revolver availability of $73.4 million, net of $12.9 million in outstanding letters of credit.  Borrowings under the facility bear interest at prime plus 0.50% to 1.50%, or Offshore Rate plus 2.0% to 3.0%.  The agreement expires on December 1, 2004.

In the third quarter of 1998, a shelf registration was filed with the Securities and Exchange Commission to register 2,000,000 shares of common stock.  The Company may issue these shares from time to time in connection with future business combinations, mergers and/or acquisitions.  As part of the WBC acquisition in January 2003, the Company issued 70,053 shares of BMHC common stock from this registration (see Note 5).  The Company also issued 34,364 shares of stock from this registration with the acquisition of KBI

Norcal on July 1, 2002 (see Note 5).

Based on the Company’s ability to generate cash flows from operations, its borrowing capacity under the revolver and its access to debt and equity markets, the Company believes it will have sufficient capital to meet its anticipated needs.

Disclosures of Certain Market Risks

The Company experiences changes in interest expense when market interest rates change or changes are made to its debt structure.  Previously, the Company has managed its exposure to market interest rate changes through periodic refinancing of its variable rate debt with fixed rate term debt obligations.  Based on debt outstanding at March 31, 2003, a 25 basis point increase in interest rates would result in approximately $438,000 of additional annual interest costs.

Commodity wood products, including lumber and panel products, accounted for approximately 26.9% and 31.8% of net sales in the first three months of 2003 and 2002, respectively.  Prices of commodity wood products, which are subject to significant volatility, directly affect net sales and cost of sales and could affect net income.  The Company does not utilize any derivative financial instruments.

The Company has a cash equity incentive plan that is partially based on changes in the Company’s stock price.  Under the plan, a $1.00 increase or decrease in the Company’s stock price after March 31, 2003 would result in an increase or decrease in compensation expense of approximately $135,000.

Quarterly Results and Seasonality

The Company’s first and fourth quarters historically have been, and are expected to continue to be, adversely affected by weather patterns in some of the Company’s markets, causing decreases in levels of residential construction activity.  In the first quarter of 2003, BMC West operations were impacted by unusually harsh weather in Colorado and Texas, which caused the Company to shut down some of these large units or limit operations for periods of time ranging from a few days to more than a week in some cases.

Item 4          Controls and Procedures

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

Disclosure controls are procedures designed with the objective of ensuring that information we are required to disclose in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported timely.  Disclosure controls also are designed with the objective of ensuring that such information is communicated to our management, as appropriate, to allow timely judgments concerning required disclosure.  Internal controls are procedures designed with the objective of providing reasonable assurance that (i) transactions are properly authorized; (ii) assets are safeguarded against unauthorized or improper use and (iii) transactions are properly recorded and reported, in order to permit the preparation of our financial statements in accordance with generally accepted accounting principles in the United States of America.

A control system, even if well conceived and implemented can only provide reasonable assurance rather than absolute assurance that the goals of the control system are met.  There are inherent limitations in all control systems due to resource constraints and other factors, such as assumptions regarding the likelihood of future events and new business conditions, the fact that judgments may, with the benefit of hindsight, prove to be incorrect, and the fact that breakdowns can occur because of a simple error or mistake, as well as a result of fraudulent activity.  As a result of these limitations, it is not possible to ensure that misstatements due to error or fraud may occur and not be detected.

The evaluation of our disclosure controls and internal controls included a review of the design and objectives and implementation throughout the Company.  Our management seeks to identify errors, control problems or instances of fraud and to confirm that appropriate corrective action is implemented as appropriate.  Our internal controls are also reviewed on an ongoing basis by our internal audit department, in connection with their audit and review activities.

In accordance with SEC requirements, the Chief Executive Officer and the Senior Vice President, Finance and Treasurer advised the Company that, since the date of their evaluation, there have been no significant changes in internal controls or other factors that could significantly affect the internal controls.

Based on their evaluation, the Chief Executive Officer and Senior Vice President Finance and Treasurer have concluded that, subject to the above limitations, the Company’s disclosure controls are effective to ensure that material information relating to the Company and its subsidiaries is communicated to management, and that the Company’s internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in accordance with generally accepted accounting principles in the United States of America.

PART II — OTHER INFORMATION

Item 1		Legal Proceedings

The Company is involved in litigation and other legal matters arising in the normal course of business.  In the opinion of management, the Company’s recovery or liability, if any, under any of these matters will not have a material effect on the Company’s financial position, liquidity or results of operations.

Item 6		Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit #	Description
	11.0	Statement regarding computation of earnings per share (see Note 3)

	99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On January 14, 2003, Building Materials Holding Corporation, Registrant, filed a Form 8-K with the Securities and Exchange Commission announcing the signing of a definitive agreement to establish a 60% owned joint venture construction business with Willard Brothers Construction, Inc.

On March 26, 2003, Building Materials Holding Corporation, Registrant, filed a Form 8-K with the Securities and Exchange Commission declaring the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDING MATERIALS HOLDING CORPORATION

Date: May 13, 2003	/s/ Robert E. Mellor
Robert E. Mellor Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2003	/s/ Ellis C. Goebel
Ellis C. Goebel Senior Vice President - Finance (Principal Financial Officer)

CERTIFICATIONS

I, Robert E. Mellor, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Building Materials Holding Corporation (“Registrant”);

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.  The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.  The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Robert E. Mellor
Robert E. Mellor Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

I, Ellis C. Goebel certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Building Materials Holding Corporation (“Registrant”);

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.  The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.  The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Ellis C. Goebel
Ellis C. Goebel Senior Vice President - Finance (Principal Financial Officer)