Form 10-Q
period 2003-06-30
BUILDING MATERIALS HOLDING CORP
filed 2003-08-14
CIK 1046356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-19335

BUILDING MATERIALS HOLDING CORPORATION

Delaware	91-1834269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Four Embarcadero Center, Suite 3250, San Francisco, CA 94111
(Address of principle executive offices) (Zip Code)

(415) 627-9100
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒  No    ☐

Indicate by check mark whether the registrant is an accelerated file (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒ No  ☐

Class	Shares Outstanding as of August 12, 2003:

Common stock $.001 par value	13,308,952

BUILDING MATERIALS HOLDING CORPORATION

Item 1

BUILDING MATERIALS HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net sales	$322,266	$300,528	$598,658	$547,663

Cost of sales	233,675	215,028	435,636	390,936

Gross profit	88,591	85,500	163,022	156,727

Selling, general and administrative expense	78,826	71,224	151,954	139,277

Other income, net	(554)	—	(1,422)	(365)

Income from operations	10,319	14,276	12,490	17,815

Equity in earnings of an unconsolidated company	1,063	—	1,822	—

Interest expense	2,365	2,421	4,418	4,955

Income before income taxes, minority interest and change in accounting principle	9,017	11,855	9,894	12,860

Income taxes	3,565	4,564	3,941	4,951

Income before minority interest and change in accounting principle	5,452	7,291	5,953	7,909

Minority interest loss	(197)	—	(282)	—

Income before change in accounting principle	5,649	7,291	6,235	7,909

Change in accounting principle, net of tax benefit of $6,286	—	—	—	(11,650)

Net income/(loss)	$5,649	$7,291	$6,235	$(3,741)

Income before change in accounting principle per common share:
Basic	$0.43	$0.56	$0.47	$0.61

Diluted	$0.42	$0.55	$0.46	$0.60

Change in accounting principle, net of tax, per common share:
Basic	$—	$—	$—	$(0.89)

Diluted	$—	$—	$—	$(0.88)

Net income/(loss) per common share:
Basic	$0.43	$0.56	$0.47	$(0.29)

Diluted	$0.42	$0.55	$0.46	$(0.28)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDING MATERIALS HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(amounts in thousands, except share data)

	June 30, 2003	December 31, 2002
ASSETS
Current assets
Cash	$16,629	$9,217
Receivables, net	151,153	132,757
Inventory	103,136	93,748
Deferred income taxes	5,879	5,302
Prepaid expenses and other current assets	3,591	7,456

Total current assets	280,388	248,480

Property, plant and equipment, net	169,083	178,137
Equity investment in an unconsolidated company	25,724	—
Goodwill	51,049	52,111
Other intangibles, net	12,140	12,950
Deferred loan costs	1,984	2,732
Deferred income taxes	762	529
Other long-term assets	8,928	8,135

Total assets	$550,058	$503,074

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$100,814	$77,988

Total current liabilities	100,814	77,988

Long-term debt	173,614	157,375
Other long-term liabilities	12,644	11,428

Total liabilities	287,072	246,791

Minority interest	4,701	4,983

Shareholders’ equity
Common stock, $0.001 par value, 20,000,000 shares authorized; 13,305,217 and 13,135,562 shares issued and outstanding, respectively	13	13
Additional paid-in capital	114,785	112,709
Retained earnings	143,487	138,578

Total shareholders’ equity	258,285	251,300

Total liabilities, minority interest and shareholders’ equity	$550,058	$503,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDING MATERIALS HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Six months ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$6,235	$(3,741)
Adjustments to reconcile net income/(loss) to cashflows from operating activities
Depreciation and amortization	10,358	9,194
Deferred income taxes	(810)	(68)
Net loss/(gain) on sale of assets	(763)	643
Equity in earnings of an unconsolidated company	(1,822)	—
Change in accounting principle, net of tax benefit of $6,286	—	11,650
Minority interest loss	(282)	—
Changes in assets and liabilities, net of effects of acquisitions and location sales
Receivables, net	(18,396)	(21,217)
Inventory	(11,337)	(12,874)
Prepaid expenses and other current assets	3,865	6,690
Accounts payable and accrued expenses	16,809	15,309
Other long-term assets and liabilities	3,413	1,616
Other, net	532	—

Net cash flows from operating activities	7,802	7,202

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(7,478)	(9,998)
Acquisition of businesses	—	(1,406)
Investment in an unconsolidated company	(22,923)	—
Proceeds from dispositions of property and equipment	4,981	346
Proceeds from sale of business units, net of cash sold	6,591	2,750
Other, net	(992)	(883)

Net cash flows from investing activities	(19,821)	(9,191)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change under revolving credit agreements	25,300	(1,100)
Principal payments on term note	(8,800)	—
Principal payments on other notes payable	—	(156)
Increase/(decrease)in book overdrafts	3,775	3,755
Stock options exercised	747	1,036
Dividends	(1,318)	—
Other, net	(273)	233

Net cash flows from financing activities	19,431	3,768

Net change in cash	7,412	1,779
Cash, beginning of period	9,217	5,182
Cash, end of period	$16,629	$6,961

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Accrued but unpaid dividends	$665	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDING MATERIALS HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Building Materials Holding Corporation (“BMHC” or the “Company”) on a consolidated basis, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  Although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report.  In the opinion of management, all adjustments necessary to present fairly the results for the periods presented have been included.  The adjustments made were of a normal, recurring nature.

Due to the seasonal nature of BMHC’s business, the condensed consolidated results of operations and resulting cash flows for the periods presented are not necessarily indicative of the results that might be expected for the fiscal year.

2.  NET SALES BY PRODUCT (in thousands)

	Three months ended June 30,				Six months ended June 30,
	2003		2002		2003		2002
Lumber products	$90,187	28.0%	$102,140	34.0%	$164,547	27.5%	$180,625	33.0%
Services and manufactured products	180,366	56.0	152,604	50.8	342,664	57.2	286,088	52.2
Building materials and other	51,713	16.0	45,784	15.2	91,447	15.3	80,950	14.8
	$322,266	100.0%	$300,528	100.0%	$598,658	100.0%	$547,663	100.0%

The Company’s locations principally derive revenues from construction services and manufactured products (framing, millwork, roof and floor trusses, pre-hung doors, windows, moldings and installation), commodity lumber products (lumber, plywood and oriented strand board), building materials (roofing, siding, insulation and steel products), and other products (paint, hardware, tools, electrical and plumbing).

3.  NET INCOME PER COMMON SHARE

Net income per common share was determined using the following information (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Income before change in accounting principle	$5,649	$7,291	$6,235	$7,909

Weighted average shares used to determine basic net income per common share	13,282	13,073	13,241	13,037
Net effect of dilutive stock options (1)	154	203	171	190

Weighted average shares used to determine diluted net income per common share	13,436	13,276	13,412	13,227

Net income per common share:

Basic	$0.43	$0.56	$0.47	$0.61
Diluted	$0.42	$0.55	$0.46	$0.60

Cash dividends per share (2)	$0.05	$—	$0.10	$—

(1)  Stock options of 578,229 and 128,035 for the second quarter 2003 and 2002, respectively, and stock options of 256,979 and 128,035 for the six months ended June 30, 2003 and 2002, respectively, were not included in the computation because to do so would have been anti-dilutive.

(2)  Cash dividends attributable to the second quarter of 2003 and for the six months ended June 30, 2003 were $665 and $1,326, respectively.

4.  DEBT

At June 30, 2003 and December 31, 2002, debt consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
Term note	$93,500	$102,300
Revolving credit facility	76,500	51,200
Non-interest bearing term note, net of related discounts of $1,335 and $1,339, respectively	2,953	2,949
Capital leases	661	926
	$173,614	$157,375

In connection with a 1999 acquisition, the Company issued a $5.0 million non-interest bearing term note to the previous owner as partial consideration for the purchase.  Under the terms of the note, a portion of the payments may be due based on the operating results of the acquired business.  The Company’s original discount of the note was based on a 15% effective interest rate and estimates of the operating results of the acquired business.  Due to the uncertain timing of the payout of this term note, the note represents a form of contingent consideration paid for the acquired business.  As a result, the Company adjusted its estimates related to the timing of the payout of the term note, which resulted in recording an additional discount of $0.2 million during the first quarter of 2003.

Refer to Note 10 for a discussion on the Company’s new senior secured credit facility.

5.  ACQUISITIONS AND EQUITY INVESTMENT

Effective January 1, 2003, the Company purchased a 60% interest in a newly formed limited liability company, WBC Construction, LLC (“WBC”), for approximately $22.9 million in cash, net of post closing adjustments and the issuance of 70,053 shares of BMHC common stock.  The other 40% interest is owned by Willard Brothers Construction, Inc. and its owners, A. Bruce Willard and Danny L. Willard.  WBC contracts with residential production builders in Florida to construct the slab and structural shell of homes.

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

The Company has accounted for its investment in WBC using the equity method of accounting because the minority owners have certain approval and other rights that preclude consolidation.  Refer to the Note 10 discussion regarding the amendment to the operating agreement in the third quarter of 2003, eliminating approval and other such rights.

Condensed income statement and financial position information for the Company’s equity investment in WBC is as follows (in thousands):

	Three months ended June 30, 2003	Six months ended June 30, 2003

Net sales	$43,646	$72,831

Income from operations	$4,538	$8,101

Net income	$2,015	$3,524

Company share of net income	$1,209	$2,114

Amortization of intangibles	(146)	(292)

Company’s equity in earnings	$1,063	$1,822

Financial position as of June 30, 2003

Current assets	$23,777
Non-current assets	655
Current liabilities	14,489
Non-current liabilities	$5,129

As of June 30, 2003, the Company’s investment in WBC exceeded its pro-rata share of net assets by approximately $22.6 million.  Under the equity method of accounting, the Company allocated the excess of its investment over its proportionate ownership interest in the net assets of WBC to the assets and liabilities of WBC based on their estimated fair values at the date of the investment.  The excess of this investment over the estimated fair value of the net assets of WBC owned by the Company was considered goodwill and other intangible assets.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not subject to amortization.  Other intangible assets with a finite life, specifically customer relationships of approximately $5.8 million, are being amortized over a ten year period.

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

Under the purchase agreement, BMHC will have the option to purchase the remaining 49% interest in KBI Norcal from July 1, 2004 through June 30, 2008 and the principals of RJ Norcal, LLC have the option to require BMHC to purchase the remaining 49% of KBI Norcal from July 1, 2006 through June 30, 2008.  The purchase price for the remaining 49% will generally be based on a multiple of historical earnings.  If the fair value of the net assets to be acquired is less than the amount payable under the required purchase option, the Company would record a loss.  As of June 30, 2003, the purchase price would be approximately $7.5 million and no loss was required to be reported.  Refer to Note 9 for a discussion of the impact of a new accounting pronouncement on the minority interest of KBI Norcal.

KBI Norcal’s operating results have been included in the consolidated financial statements since July 1, 2002.  The impact of the 49% ownership interest of RJ Norcal, LLC is included in minority interest.

During the year ended December 31, 2002, the Company made four other acquisitions for aggregate consideration of approximately $2.3 million.

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2003 and December 31, 2002, intangible assets consisted of the following (in thousands):

	June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Covenants not to compete	$1,901	$(1,344)	$557
Customer relationships	4,922	(579)	4,343
Other amortized intangibles	500	(420)	80

Unamortized intangible assets
Customer relationships	7,160	—	7,160
	$14,483	$(2,343)	$12,140

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Covenants not to compete	$2,004	$(1,139)	$865
Customer relationships	2,902	(145)	2,757
Other amortized intangibles	500	(352)	148

Unamortized intangible assets
Customer relationships	9,180	—	9,180
	$14,586	$(1,636)	$12,950

The Company evaluates the propriety of not amortizing customer relationships to determine whether events and circumstances warrant amortization on a prospective basis.  In April 2003, the Company determined that $2.0 million of an unamortized customer relationship should be amortized over the succeeding twenty-one months.

Aggregate amortization expense for intangible assets was $0.5 million for the three months ended June 30, 2003 and $0.8 million for the six months ended June 30, 2003.  Estimated amortization expense for intangible assets is $1.0 million for the remainder of 2003, $1.7 million in 2004, $0.4 million in 2005, $0.3 million in 2006, $0.3 million in 2007, $0.3 million in 2008 and $1.0 million thereafter.

The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows (in thousands):

Balance as of January 1, 2003	$52,111
Goodwill acquired during the period	21
Goodwill disposed during the period	(1,083)
Balance as of June 30, 2003	$51,049

7.  CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” in the first quarter of 2002.  The provisions of SFAS No. 142 eliminate the amortization of goodwill and other indefinite lived intangible assets on a prospective basis beginning with acquisitions completed after June 30, 2001, or January 1, 2002 for those completed prior to June 30, 2001.  This standard required the Company to complete a transitional impairment analysis of its recorded goodwill and indefinite lived intangible assets and to record any impairment charge as a change in accounting principle.  The Company completed the transitional impairment analysis in the first quarter of 2002, which resulted in the following impaired amounts of goodwill as of January 1, 2002 (in thousands):

Reporting Unit	Goodwill Impairment	Goodwill Impairment, Net of Tax
Northern Nevada	$2,257	$1,388
Utah	1,397	859
Spokane	41	25
San Antonio / Austin	2,194	1,969
Royal Door	2,975	1,830
Dallas / Fort Worth	1,403	863
Puget Sound	6,253	3,846
Portland	1,416	870
Total	$17,936	$11,650

In the case of each Reporting Unit (as defined by SFAS 142), fair value was estimated using the present value of expected future cash flows.  Management’s estimate of future cash flows used in the present value analysis resulted in estimated fair market value being less than the recorded value of tangible and intangible assets for the Reporting Units listed above. A divestiture of any individual business unit that comprises a Reporting Unit could result in a loss.  After considering the estimated fair market value of tangible assets, including land, an impairment of recorded goodwill occurred.  Possible reasons for the impairment could include increased competition, a reduction in residential construction within the geographic markets that these Reporting Units serve, or management issues.  The Company is required to test acquired goodwill and other indefinite-lived intangible assets for impairment at least on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This annual test takes place during the fourth quarter each year.

8.  STOCK-BASED COMPENSATION

At June 30, 2003, BMHC had five stock-based employee compensation plans, which are described more fully in Note 12 of the Company’s Annual Report on Form 10-K.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income/(loss), as reported	$5,649	$7,291	$6,235	$(3,741)
Add: Total stock-based employee compensation expense determined under APB 25, net of related tax effects	226	212	221	758
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	573	507	808	1,369

Pro forma net income/(loss)	$5,302	$6,996	$5,648	$(4,352)

Earnings/(loss) per share:
Basic - as reported	$0.43	$0.56	$0.47	$(0.29)
Basic - pro forma	$0.40	$0.54	$0.43	$(0.33)

Diluted - as reported	$0.42	$0.55	$0.46	$(0.28)
Diluted - pro forma	$0.39	$0.53	$0.42	$(0.33)

9.  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures certain financial arrangements with characteristics of both liabilities and equity.  It requires that an issuer classify a financial arrangement that is within its scope as a liability (or an asset in some circumstances).  The provisions of this statement are effective for financial arrangements entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003.  The KBI Norcal shareholder agreement (Note 5) includes a provision requiring the Company to redeem the shares held by the minority shareholders in the event of their death.  SFAS No. 150 would consider the shares held by the minority interest to be recorded as a liability at fair value because of this provision.  The estimated fair value of the liability exceeds the minority interest recorded amount at June 30, 2003. Upon adoption, the difference between the estimated fair value of the liability and the stated amount of minority interest would be expensed as a non-cash charge and is estimated to be approximately $1.8 million, net of tax. Effective July 1, 2003, the KBI Norcal shareholder agreement was amended whereby the provision obligating the Company to redeem the shares held by the minority interest was eliminated. For accounting purposes, the amendment of the shareholder agreement would be considered a sale of 49% of the shares of a consolidated subsidiary and will result in an alteration of equity interest non-cash gain which is estimated to be equal to the non-cash expense amount from adoption of SFAS No. 150. The FASB is studying the implementation issues related to SFAS No. 150 and will provide interpretative guidance related to SFAS No. 150 which may affect the accounting for, and financial statement presentation of, these transactions. The Company is monitoring these FASB deliberations in order to determine the ultimate amount of the expense recorded upon adoption and the gain from the accounting basis sale of the 49% interest in KBI Norcal and the related financial presentation in the statement of income.

In March 2003, the consensus of Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor,” was published.  EITF Issue No. 02-16 addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor.  The provisions of EITF Issue No. 02-16 were effective for new arrangements transacted after December 31, 2002.  The Company’s adoption of this guidance has not had a significant impact on the Company’s financial results of operations and financial position.

In March 2003, the consensus of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” was published.  EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  The provisions of EITF Issue No. 00-21 will be effective in fiscal periods beginning after June 15, 2003.  The Company is in the process of determining the impact of EITF Issue No. 00-21 on the Company’s financial results of operations and financial position when effective.

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.”  The interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of this interpretation are effective for all enterprises with variable interest entities created after January 31, 2003 or July 1, 2003 for enterprises with variable interest vested before February 1, 2003.  The adoption of this interpretation has not had a significant impact on the Company’s financial results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  This statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.  The provisions of this statement were effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company has continued to use the intrinsic value method of accounting for stock-based compensation in 2003 in accordance with APB Opinion No. 25.  The Company has adopted the disclosure provisions of SFAS No. 148 as presented in Note 8, “Stock-Based Compensation,” of these condensed consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  All provisions of this statement were effective as of the beginning of 2003.  The adoption of this statement has not had a significant impact on the Company’s financial results of operations and financial position.

10.  SUBSEQUENT EVENTS

As of the period ending June 30, 2003, WBC earnings were accounted for under the equity method of accounting.  During the third quarter of 2003, WBC’s operating agreement was amended to eliminate the approval and other such rights of the minority interest which previously precluded consolidation.  As a consequence, WBC will be consolidated rather than accounted for under the equity method effective during the third quarter of 2003.  The impact of the 40% ownership interest of Willard Brothers Construction, Inc, will be included in minority interest.

As of August 13, 2003, the Company has entered into agreements providing for a new senior secured credit facility.  The new credit facility is subject to customary closing conditions.  The new credit facility is similar to the existing line of credit, providing for a term loan of $125 million maturing in seven years, and a revolving line of credit of $175 million maturing in five years, based upon a borrowing base similar to the existing line of credit.  In connection with the anticipated closing of the new credit facility during the third quarter of 2003, the Company estimates it will write off existing and new deferred loan costs associated with the term loan of approximately $0.6 million, net of tax, or $0.04 per diluted share.

Item 2

BUILDING MATERIALS HOLDING CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND CRITICAL ACCOUNTING ESTIMATES

Certain statements made in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors are discussed in detail in BMHC’s Form 10-K for the fiscal year ended December 31, 2002.  Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.  We disclaim any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements contained in the Annual Report on Form 10-K or this Form 10-Q except as required by law.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report to Shareholders for information regarding our critical accounting estimates.

The following table sets forth for the periods indicated the percentage relationship to net sales of certain costs, expenses and income items.  The table and subsequent discussion should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	27.5	28.4	27.2	28.6
Selling, general and administrative expense	24.5	23.7	25.3	25.4
Other income, net	(0.2)	—	(0.2)	—
Income from operations	3.2	4.7	2.1	3.2
Equity in earnings of an unconsolidated company	0.3	—	0.3	—
Interest expense	0.7	0.8	0.7	0.9
Income taxes	1.1	1.5	0.7	0.9
Minority interest loss	(0.1)	—	0.0	—
Income before change in accounting principle	1.8	2.4	1.0	1.4

SECOND QUARTER OF 2003 COMPARED TO THE SECOND QUARTER OF 2002

Net sales for the three months ended June 30, 2003 were $322.3 million, an increase of 7.2% from the second quarter of 2002 when sales were $300.5 million.  Construction services and manufactured building components accounted for $180.4 million, or 56.0% of net sales for the second quarter of 2003, an increase of 18.2% from $152.6 million, or 50.8% of net sales for the second quarter of 2002. The growth in net sales resulted primarily from the consolidation of KBI Norcal, which was acquired in July 2002 and was not included in BMHC’s results for the second quarter of 2002.

Gross profit as a percentage of sales decreased to 27.5% in the second quarter of 2003 from 28.4% in the second quarter of 2002. The decrease is attributable primarily to lower gross profit margins in the market area served by KBI Norcal compared to BMHC’s established businesses.

Selling, general and administrative (SG&A) expense was $78.8 million, or 24.5% of net sales in the second quarter of 2003 as compared to $71.2 million, or 23.7% of net sales in the second quarter of 2002.  The Company attributes most of this dollar increase to the consolidation of KBI Norcal.  Additionally, higher general insurance expense as well as added expenses associated with improved sales volume at the KBI business unit contributed to the variance. In an effort to reduce the impact of rising general insurance costs and better manage our underwriting risks, the Company has recently formed a wholly-owned captive insurance company, BMC Insurance, Inc.  Other income was $0.6 million for the period compared to zero other income for the second quarter of 2002 and included a gain of $0.2 million from the sale of various non-strategic assets related to the Company’s consolidation activities.

Equity in earnings of an unconsolidated company in the second quarter of 2003 included income of $1.1 million from the Company’s 60% equity interest in WBC, whose earnings are included in the Company’s results effective January 1.  There were no comparable equity earnings in the second quarter of 2002.

Interest expense of $2.4 million remained constant relative to the same period last year. The weighted average interest rate dropped from 4.7% for the second quarter of 2002 to 3.9% for the current period.  The impact of the reduced interest rate was partially offset by an increase in the weighted average debt outstanding to $187.4 million during the second quarter of 2003 from $171.9 million during the same period of 2002.  The increase in the average debt outstanding is primarily due to cash used in the acquisition of WBC and working capital needs at KBI Norcal.

Net income for the second quarter of 2003 was $5.6 million, or $0.42 per diluted share, compared to $7.3 million, or $0.55 per diluted share, in the second quarter of 2002. Results in the second quarter of 2003 reflect the impact of weak housing and economic trends specific to the Company’s operations in Colorado and Texas, which led to lower than expected sales and earnings.  Additionally, the consolidation of three facilities into one new location in Houston, coupled with the installation of new information and operational systems, resulted in a temporary slowdown of production and higher expenses at this business unit during the quarter.  Net income also reflects a small operating loss for the second quarter at KBI Norcal due to rapid revenue growth and integration of truss manufacturing and lumber distribution which resulted in increased expenses.  Despite the loss at KBI Norcal, improved operational efficiencies are beginning to be realized at this business unit.

FIRST SIX MONTHS OF 2003 COMPARED TO THE FIRST SIX MONTHS OF 2002

Net sales for the six months ended June 30, 2003 were $598.7 million, an increase of 9.3% from the first six months of 2002 when sales were $547.7 million.  Construction services and manufactured building components accounted for $342.7 million, or 57.2% of net sales for the first six months of 2003, an increase from $286.1 million, or 52.2% of net sales for the first six months of 2002. The increase in net sales resulted primarily from the consolidation of KBI Norcal which was not included in BMHC’s results for the first six months of 2002.

Gross profit as a percentage of sales decreased to 27.2% in the first half of 2003 from 28.6% in the first six months of 2002, primarily as a result of reduced margins at KBI Norcal, which had lower margins than the Company’s established businesses.

SG&A expense was $152.0 million, or 25.3% of net sales in the first six months of 2003 as compared to $139.3 million, or 25.4% of net sales in the first six months of 2002.  The Company attributes most of this dollar increase to the consolidation of KBI Norcal as well as higher general lines of insurance cost and added expenses associated with improved sales volume at the KBI business unit. Other income for the first half of 2003 was $1.4 million compared to $0.4 million for the first six months of 2002 and included gains of $0.8 million from the sale of various non-strategic assets related to the Company’s consolidation activities.

Equity in earnings of an unconsolidated company for the first six months of 2003 included income of $1.8 million from the Company’s 60% equity interest in WBC Construction, whose earnings are included in the Company’s results effective January 1.  There were no comparable equity earnings for the first six months of 2002.

Interest expense decreased to $4.4 million from $5.0 million during the first six months of 2003 and 2002, respectively, primarily due to a reduction in the weighted average interest rate to 3.9% from 4.9% between the two periods.  The impact of the reduced interest rate was partially offset by an increase in the weighted average debt outstanding to $185.8 million during the first six months of 2003 from $170.6 million during the same period of 2002.  The increase in the average debt outstanding is primarily due to cash used in the acquisition of WBC and working capital needs at KBI Norcal.

Net income for the first six months of 2003 was $6.2 million, or $0.46 per diluted share, compared to $0.60 per diluted share in 2002, excluding a first quarter charge for change in accounting principle of $11.6 million, net of tax, or $0.88 per diluted share as a change in accounting principle, in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary need for capital resources is to fund future growth, capital expenditures, and acquisitions, as well as to finance working capital needs, which have been increasing as the Company has grown in recent years.  Capital resources have primarily consisted of cash flows from operations and the incurrence of debt.

Operations

In the first six months of 2003 and 2002, net cash provided by operations was $7.8 million and $7.2 million, respectively.  The increase in cash provided by operations was primarily due to increases in accounts payable and accrued expenses offset by increases in receivables and inventory.  Working capital increased to $179.6 million at June 30, 2003 from $170.0 million at June 30, 2002.

Capital investment and acquisitions

Net cash used for investing activities was $19.8 million and $9.2 million in the first six months of 2003 and 2002, respectively.  The acquisition in January 2003 of WBC, accounted for $22.9 million (net of post closing adjustments) in invested capital.  Capital expenditures were $7.5 million in the first six months of 2003.  Capital expenditures were incurred to acquire additional property and expand and remodel existing facilities.  Proceeds from the sale of a non-strategic business unit, Great Falls, Montana were $6.6 million.  Proceeds from dispositions of other property and equipment were $5.0 million and include $4.5 million in the sale of surplus real estate at Emmett, Idaho, Pocatello, Idaho, and Denver, Colorado during the first six months of 2003.

Financing

Net cash provided by financing activities was $19.4 million and $3.8 million in the first six months of 2003 and 2002, respectively. The increase in cash provided by financing activities was primarily due to additional borrowings under the revolving credit agreements during the first quarter of 2003, largely necessitated by the acquisition of WBC and partially offset by payments on the term debt.

At June 30, 2003 the Company’s existing senior secured credit facility provided for borrowings of up to $283.5 million, including $93.5 million provided for by the term loan, all of which was outstanding at June 30, 2003, and $190.0 million provided for by the revolving credit facility, $76.5 million of which was outstanding at June 30, 2003.  Revolver borrowings are limited by a borrowing base equal to 60% of inventory plus 80% of trade accounts receivable.  The borrowing base is calculated monthly and was $175.9 million at June 30, 2003, resulting in additional revolver availability of $84.5 million, net of $14.9 million in outstanding letters of credit.  Borrowings under the facility bear interest at prime plus 0.50% to 1.50%, or Offshore Rate plus 2.0% to 3.0%.  The agreement expires on December 1, 2004.

As of June 30, 2003, the Company did not meet one of the financial convenants governing its senior secured credit facility which includes a term loan and revolving credit agreement.  The bank has subsequently issued an amendment which modifies the agreement in effect as of June 30, 2003, thereby granting a waiver to BMHC with respect to this particular financial convenant.  Specifically, the financial convenant described as the “fixed coverage ratio” required a calculated ratio of no less than 1.20 to 1.0 and due to the Company’s lower than expected earnings for the quarter, the resulting ratio was 1.14 to 1.0.  As of August 13, 2003, the Company has entered into agreements providing for a new senior secured credit facility.  The new credit facility is subject to customary closing conditions.  The new credit facility is similar to the existing line of credit, providing for a term loan of $125 million, and a revolving line of credit of $175 million, based upon a borrowing base similar to the existing line of credit.  The new term loan has a 7 year maturity and the revolving loan has a 5 year maturity.  The term loan is payable in quarterly installments over the initial six years in amounts equal to 1% of the initial principal amount per year and equal quarterly installments of the remaining principal balance during year seven.  Borrowings under the new revolving facility will bear interest at either a base rate or LIBOR plus an additional percentage depending on performance.  The initial revolver rate will be LIBOR plus 2.50%.  The interest rate on the term loan is the offshore rate plus 3.25%.  The credit facility includes certain financial covenants.  The Company presently is in compliance with the covenants in the new credit facility.  The credit facility permits an increase in the facility of up to $50 million, subject to certain conditions.  In connection with the anticipated closing of the new senior credit facility during the third quarter of 2003, the Company estimates it will write off existing and new deferred loan costs associated with the term loan of approximately $0.6 million, net of tax, or $0.04 per diluted share.

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

Disclosures of Certain Market Risks

The Company experiences changes in interest expense when market interest rates change or changes are made to its debt structure.  The Company has managed its exposure to market interest rate changes through periodic refinancing of its variable rate debt with fixed rate term debt obligations.  Based on debt outstanding at June 30, 2003, a 25 basis point increase in interest rates would result in approximately $425,000 of additional annual interest costs.

Prices of commodity wood products, which are subject to significant volatility, directly affect net sales and cost of sales and could affect net income.  The Company does not utilize any derivative financial instruments to hedge commodity price movements, however it does intend to begin using interest rate swap contracts to fix long-term interest rates on up to $100 million of its floating rate debt.

The Company has a cash equity incentive plan that is partially based on changes in the Company’s stock price.  Under the plan, a $1.00 increase or decrease in the Company’s stock price after June 30, 2003 would result in an increase or decrease in compensation expense of approximately $114,235.

Quarterly Results and Seasonality

The Company’s first and fourth quarters historically have been, and are expected to continue to be, adversely affected by weather patterns in some of the Company’s markets, causing decreases in levels of residential construction activity.

New Accounting Standards

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures certain financial arrangements with characteristics of both liabilities and equity.  It requires that an issuer classify a financial arrangement that is within its scope as a liability (or an asset in some circumstances).  The provisions of this statement are effective for financial arrangements entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003.  The KBI Norcal shareholder agreement (Note 5) includes a provision requiring the Company to redeem the shares held by the minority shareholders in the event of their death.  SFAS No. 150 would consider the shares held by the minority interest to be recorded as a liability at fair value because of this provision.  The estimated fair value of the liability exceeds the minority interest recorded amount at June 30, 2003. Upon adoption, the difference between the estimated fair value of the liability and the stated amount of minority interest would be expensed as a non-cash charge and is estimated to be approximately $1.8 million, net of tax. Effective July 1, 2003, the KBI Norcal shareholder agreement was amended whereby the provision obligating the Company to redeem the shares held by the minority interest was eliminated. For accounting purposes, the amendment of the shareholder agreement would be considered a sale of 49% of the shares of a consolidated subsidiary and will result in an alteration of equity interest non-cash gain which is estimated to be equal to the non-cash expense amount from adoption of SFAS No. 150. The FASB is studying the implementation issues related to SFAS No. 150 and will provide interpretative guidance related to SFAS No. 150 which may affect the accounting for, and financial statement presentation of, these transactions. The Company is monitoring these FASB deliberations in order to determine the ultimate amount of the expense recorded upon adoption and the gain from the accounting basis sale of the 49% interest in KBI Norcal and the related financial presentation in the statement of income.

In March 2003, the consensus of Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor,” was published.  EITF Issue No. 02-16 addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor.  The provisions of EITF Issue No. 02-16 were effective for new arrangements transacted after December 31, 2002.  The Company’s adoption of this guidance has not had a significant impact on the Company’s financial results of operations and financial position.

In March 2003, the consensus of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” was published.  EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  The provisions of EITF Issue No. 00-21 will be effective in fiscal periods beginning after June 15, 2003.  The Company is in the process of determining the impact of EITF Issue No. 00-21 on the Company’s financial results of operations and financial position when effective.

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.”  The interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of this interpretation are effective for all enterprises with variable interest entities created after January 31, 2003 or July 1, 2003 for enterprises with variable interest vested before February 1, 2003.  The adoption of this interpretation has not had a significant impact on the Company’s financial results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  This statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.  The provisions of this statement were effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company has continued to use the intrinsic value method of accounting for stock-based compensation in 2003 in accordance with APB Opinion No. 25.  The Company has adopted the disclosure provisions of SFAS No. 148 as presented in Note 8, “Stock-Based Compensation,” of these condensed consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  All provisions of this statement were effective as of the beginning of 2003.  The adoption of this statement has not had a significant impact on the Company’s financial results of operations and financial position.

Item 4     Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Senior Vice President - Finance, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.

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

A control system, even if well conceived and implemented can only provide reasonable assurance rather than absolute assurance that the goals of the control system are met.  There are inherent limitations in all control systems due to resource constraints and other factors, such as assumptions regarding the likelihood of future events and new business conditions, the fact that judgments may, with the benefit of hindsight, prove to be incorrect, and the fact that breakdowns can occur because of a simple error or mistake, as well as a result of fraudulent activity.  As a result of these limitations, it is not possible to ensure that misstatements due to error or fraud will not occur and be detected.

The evaluation of our disclosure controls and internal controls included a review of the design, objectives and implementation throughout the Company.  Management seeks to identify errors, control problems or instances of fraud and to confirm that appropriate corrective action is implemented as appropriate.  Internal controls are also reviewed on an ongoing basis by our internal audit department, in connection with their audit and review activities.

In accordance with SEC requirements, the Chief Executive Officer and the Senior Vice President - Finance advised the Company that, since the date of their evaluation, there have been no significant changes in internal controls or other factors that could significantly affect the internal controls.

Based on their evaluation, the Chief Executive Officer and Senior Vice President - Finance have concluded that, subject to the above limitations, the Company’s disclosure controls are effective to ensure that material information relating to the Company and its subsidiaries is communicated to management, and that the Company’s internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in accordance with generally accepted accounting principles in the United States of America.

PART II — OTHER INFORMATION

Item 1	Legal Proceedings

The Company is involved in litigation and other legal matters arising in the normal course of business.  In the opinion of management, the Company’s recovery or liability, if any, under any of these matters will not have a material effect on the Company’s financial position, liquidity or results of operations.

Item 6	Exhibits and Reports on Form 8-K
(a)	Exhibits

Exhibit #	Description
11.0	Statement regarding computation of earnings per share (see Note 3)
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

On April 29, 2003, Building Materials Holding Corporation, Registrant, filed a Form 8-K with the Securities and Exchange Commission reporting its sales and preliminary earnings for the first quarter ended March 31, 2003.

On May 16, 2003, Building Materials Holding Corporation, Registrant, filed a Form 8-K with the Securities and Exchange Commission reporting its financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDING MATERIALS HOLDING CORPORATION

Date: August 14, 2003	/s/ Robert E. Mellor
Robert E. Mellor Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2003	/s/ Ellis C. Goebel
Ellis C. Goebel Senior Vice President – Finance (Principal Financial Officer)