Form 10-Q/A
period 2003-06-30
BUILDING MATERIALS HOLDING CORP
filed 2003-09-25
CIK 1046356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

Form 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2003

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

(415) 627-9100
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Class	Shares Outstanding as of August 12, 2003:
Common stock $.001 par value	13,308,952

AMENDMENT NO. 1

FORM 10-Q/A

This Amendment No. 1 to Form 10-Q/A is being filed by Building Materials Holding Corporation (the “Company”) for Item 4, Submission of Matters to a Vote of Security Holders.  Item 4 was inadvertently excluded from the Company’s Report on Form 10-Q for the quarter ended June 30, 2003 as originally filed.

Item 4.           Submission of Matters to a Vote of Security Holders

The Company held its annual stockholder meeting on May 7, 2003.  A total of 13,208,715 shares of common stock were outstanding at the date of record and entitled to vote at the meeting.  Of the total outstanding, 12,131,343 shares were represented at the meeting, while 1,077,372 shares were not voted.

Stockholders cast votes for the election of the following directors whose terms expire in 2004:

Name	For	Withheld

Robert E. Mellor	11,720,786	410,557
Alec F. Beck	11,447,043	684,300
Sara L. Beckman	11,721,097	410,246
H. James Brown	11,688,267	443,076
Wilbur J. Fix	11,688,031	443,312
Donald S. Hendrickson	6,597,626	5,533,717
James K. Jennings, Jr.	11,721,090	410,253
Guy O. Mabry	11,720,850	410,493
Peter S. O’Neill	11,720,634	410,709
Richard G. Reiten	11,720,998	410,345

Item 6                                         Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit #	Description
	31.1	Section 302 Certification
	31.2	Section 302 Certification
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILDING MATERIALS HOLDING CORPORATION

By:	/s/ Robert E. Mellor
Robert E. Mellor
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: September 23, 2003