Form 10-Q
period 2003-09-30
BUILDING MATERIALS HOLDING CORP
filed 2003-11-14
CIK 1046356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-19335

BUILDING MATERIALS HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	91-1834269
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Four Embarcadero Center, Suite 3250, San Francisco, CA 94111
(Address of principle executive offices, including zip code)

(415) 627-9100
(Registrant’s telephone number, including area code)

N/A
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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

Class	Shares Outstanding as of November 10, 2003:
Common stock $.001 par value	13,324,011

BUILDING MATERIALS HOLDING CORPORATION

Item 1	BUILDING MATERIALS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net sales	$396,325	$316,930	$994,983	$864,593

Cost of sales	294,587	227,008	730,223	617,944

Gross profit	101,738	89,922	264,760	246,649

Selling, general and administrative expense	85,136	71,522	237,090	210,799

Income from operations	16,602	18,400	27,670	35,850

Other (income) expense, net	1,048	(193)	(374)	(558)

Interest expense	2,409	2,635	6,827	7,590

Income before income taxes, minority interest, equity earnings of an unconsolidated company and change in accounting principle	13,145	15,958	21,217	28,818

Income taxes	4,875	6,079	8,104	11,030

Minority interest	675	169	393	169

Equity in earnings of an unconsolidated company, net of tax	321	—	1,431	—

Income before change in accounting principle	7,916	9,710	14,151	17,619

Change in accounting principle, net of tax benefit of $6,286	—	—	——	(11,650)

Net income	$7,916	$9,710	$14,151	$5,969

Income before change in accounting principle per common share:
Basic	$0.59	$0.74	$1.07	$1.35

Diluted	$0.59	$0.73	$1.05	$1.33

Change in accounting principle, net of tax, per common share:
Basic	$—	$—	$—	$(0.89)

Diluted	$—	$—	$—	$(0.88)

Net income per common share:
Basic	$0.59	$0.74	$1.07	$0.46

Diluted	$0.59	$0.73	$1.05	$0.45

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDING MATERIALS HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(UNAUDITED)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash	$19,794	$9,217
Receivables, net	188,764	132,757
Inventory	104,797	89,828
Costs in excess of billings	12,542	3,920
Deferred income taxes	7,387	5,302
Prepaid expenses and other current assets	2,017	7,456

Total current assets	335,301	248,480

Property and equipment, net	167,676	178,137
Goodwill	81,344	52,111
Other intangibles, net	21,637	12,950
Deferred income taxes	346	529
Deferred loan costs	2,432	2,732
Other long-term assets	9,054	8,135

Total assets	$617,790	$503,074

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Billings in excess of costs	$9,988	$3,927
Accounts payable and accrued expenses	122,353	74,061

Total current liabilities	132,341	77,988

Long-term debt	181,013	157,375
Other long-term liabilities	14,735	11,428

Total liabilities	328,089	246,791

Minority interest	23,916	4,983

Shareholders’ equity:
Common stock, $0.001 par value, 20,000,000 shares authorized; 13,324,011 and 13,135,562 shares issued and outstanding, respectively	13	13
Additional paid-in capital	115,035	112,709
Retained earnings	150,737	138,578

Total shareholders’ equity	265,785	251,300

Total liabilities, minority interest and shareholders’ equity	$617,790	$503,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDING MATERIALS HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Nine months ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,151	$5,969
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	15,752	14,236
Deferred income taxes	(1,902)	(597)
Net loss/(gain) on sale of assets	(773)	725
Equity in earnings of an unconsolidated company, before tax expense of $918	(2,349)	—
Change in accounting principle, net of tax benefit of $6,286	—	11,650
Deferred financing costs	660	—
Minority interest	393	169
Changes in assets and liabilities, net of effects of acquisitions and location sales:
Receivables, net	(39,563)	(29,669)
Inventory	(19,638)	(9,135)
Costs in excess of billings	(4,486)	(1,353)
Prepaid expenses and other current assets	5,648	6,840
Accounts payable and accrued expenses	34,151	23,927
Billings in excess of costs	4,287	3,059
Other long-term assets and liabilities	4,948	2,719
Other, net	502	—

Net cash flows from operating activities	11,781	28,540

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(10,960)	(14,837)
Acquisition of businesses	(24,278)	(7,919)
Proceeds from dispositions of property and equipment	5,937	534
Proceeds from sale of business units, net of cash sold	6,591	2,750
Other, net	(950)	(907)

Net cash flows from investing activities	(23,660)	(20,379)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change under revolving credit agreements	300	1,900
Principal payments on term note	(9,113)	(3,300)
Borrowings under term note	31,500	—
Principal payments on other notes payable	—	(156)
Increase/(decrease) in book overdrafts	2,673	(2,184)
Deferred financing costs	(1,299)	—
Stock options exercised	792	1,043
Dividends paid	(1,983)	—
Other, net	(414)	(91)

Net cash flows from financing activities	22,456	(2,788)

Net change in cash	10,577	5,373
Cash, beginning of period	9,217	5,182
Cash, end of period	$19,794	$10,555

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Accrued but unpaid dividends	$665	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDING MATERIALS HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Building Materials Holding Corporation (“BMHC” or the “Company”) on a consolidated basis, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  Although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report.  In the opinion of management, all adjustments necessary to present fairly the results for the periods presented have been included.  The adjustments made were of a normal, recurring nature.  Certain reclassifications have been made to amounts reported in prior periods, none of which affect the Company’s financial position, results of operations or cash flows.

Due to the seasonal nature of BMHC’s business, the condensed consolidated results of operations and resulting cash flows for the periods presented are not necessarily indicative of the results that might be expected for the fiscal year.

2.                    NET SALES BY PRODUCT (in thousands)

	Three months ended September 30,				Nine months ended September 30,
	2003		2002		2003		2002
Services and manufactured products	$227,810	57.5%	$168,503	53.2%	$570,474	57.3%	$454,591	52.6%
Wood products	111,283	28.1	100,138	31.6	275,830	27.7	280,762	32.5
Building materials and other	57,232	14.4	48,289	15.2	148,679	15.0	129,240	14.9
	$396,325	100.0%	$316,930	100.0%	$994,983	100.0%	$864,593	100.0%

The Company’s locations principally derive revenues from construction services (framing and installation) and manufactured products (millwork, roof and floor trusses, pre-hung doors, windows, moldings and installation), commodity wood products (lumber, plywood and oriented strand board), building materials

(roofing, siding, insulation and steel products), and other products (paint, hardware, tools, electrical and plumbing).

3.                    NET INCOME PER COMMON SHARE

Net income per common share was determined using the following information (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Income before change in accounting principle	$7,916	$9,710	$14,151	$17,619

Weighted average shares used to determine basic net income per common share	13,308	13,134	13,263	13,070

Net effect of dilutive stock options (1)	140	116	160	163

Weighted average shares used to determine diluted net income per common share	13,448	13,250	13,423	13,233

Net income per common share:

Basic	$0.59	$0.74	$1.07	$1.35
Diluted	$0.59	$0.73	$1.05	$1.33

Cash dividends per share (2)	$0.05	$—	$0.15	$—

(1)               Stock options to purchase 589,254 and 436,719 shares for the third quarter 2003 and 2002, respectively, and 578,004 and 204,469 shares for the nine months ended September 30, 2003 and 2002, respectively, were not dilutive and, therefore, excluded in the computations of diluted income per common share amounts.  Stock options categorized as not dilutive were defined on the basis of the exercise price being greater than the average market value of the shares of common stock in the periods presented.

(2)               Cash dividends attributable to the third quarter of 2003 and for the nine months ended September 30, 2003 were $665 and $1,992, respectively.

4.                    STOCK-BASED COMPENSATION

At September 30, 2003, BMHC had five stock-based employee compensation plans, which are described more fully in Note 12 of the Company’s Annual Report on Form 10-K.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net income, as reported	$7,916	$9,710	$14,151	$5,969
Add (Deduct): Total stock-based employee compensation expense determined under APB 25, net of related tax effects	(6)	(55)	215	703

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	294	246	1,102	1,615

Pro forma net income	$7,616	$9,409	$13,264	$5,057

Earnings per share:
Basic – as reported	$0.59	$0.74	$1.07	$0.46
Basic – pro forma	$0.57	$0.72	$1.00	$0.39

Diluted – as reported	$0.59	$0.73	$1.05	$0.45
Diluted – pro forma	$0.57	$0.71	$0.99	$0.38

5.                    DEBT

At September 30, 2003 and December 31, 2002, debt consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Term note	$124,688	$102,300
Revolving credit facility	51,500	51,200
Non-interest bearing term note, net of related discounts of $1,223 and $1,339, respectively	3,065	2,949
Other	1,760	926
	$181,013	$157,375

During the quarter the Company entered into a new senior secured credit facility.  The new credit facility replaces the old credit facility, which was scheduled to mature in 2004.  It includes a term loan of $125 million maturing in seven years, and a revolving line of credit of $175 million maturing in five years.  In connection with the new senior secured credit facility, certain previously deferred financing costs of $0.7 million associated with the former credit facility were expensed along with new costs of $0.3 million incurred to secure the current credit facility and both are included in “Other (Income) Expense, Net,” on the statement of operations.  All other remaining costs associated with the former and current credit facility are being amortized over the life of the new loan periods.

At September 30, 2003, the Company’s senior secured credit facility provided for borrowings of up to $299.7 million, including $124.7 million outstanding under the term loan and $175.0 million provided for by the revolving credit facility, $51.5 million of which was outstanding at September 30, 2003.  Revolver borrowings can be limited by a borrowing base equal to 60% of inventory plus 80% of trade accounts receivable.  The borrowing base is calculated monthly and was $181.9 million at September 30, 2003, but was limited to the cap of $175.0 million.  Revolver availability was $107.0 million, net of $16.5 million in outstanding letters of credit.  Borrowings under the facility bear interest at a rate based on either Prime or LIBOR plus an additional spread based on performance.  Currently, the revolver rates are Prime plus 1.25% and LIBOR plus 2.50%.  The interest rate on the term loan is based on either Prime or LIBOR plus 3.25%.

The terms of the credit agreement permit an increase in the facility of up to $50 million, subject to certain conditions.  The term loan matures in 2010 and the revolving loan matures in 2008.  The term loan is payable in quarterly installments over the initial six years in amounts equal to 1% of the initial principal amount per year and equal quarterly installments of the remaining principal balance during year seven.

The term loan and revolving credit facility are both collateralized by all tangible and intangible property and interest in property and proceeds thereof now owned or hereafter acquired by the Company and any wholly-owned subsidiary (except BMC Insurance, Inc.).

The agreements related to the above borrowings contain convenants providing for the maintenance of certain financial ratios and conditions including consolidated net worth; a coverage ratio which includes earnings before interest, taxes, depreciation and amortization; a ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and limitations on capital expenditures, among certain other restrictions.  At September 30, 2003, the Company was in compliance with these convenants and conditions.

The scheduled principal payments of debt at September 30, 2003 are $1.0 million in 2003, $2.3 million in 2004, $1.9 million in 2005, $3.8 million in 2006, $1.2 million in 2007, $52.7 million in 2008 and $118.1 million thereafter.  Principal payments of $2.7 million due within the next twelve months are expected to be refinanced through the unused portion of the revolving credit facility.  As a result, this amount has been classified as long-term.

As of September 30, 2003 and 2002, the Company had $16.5 million and $6.4 million, respectively, in letters of credit to guarantee performance or payments to third parties.  These letters of credit reduce borrowing availability under the revolving credit facility.

In connection with a 1999 acquisition, the Company issued a $5.0 million non-interest bearing term note to the seller.  Under the terms of the note, a portion of the payments may be due based on the operating results of the acquired business.  The Company’s original discount of the note was based on a 15% effective interest rate and estimates of the operating results of the acquired business.  Due to the uncertain timing of the payout of this term note, the note represents a form of contingent consideration paid for the acquired business.  As a result, the Company adjusted its estimates related to the timing of the payout of the term note, which resulted in recording an additional discount of $0.2 million during the first quarter of 2003.

6.                    ACQUISITIONS AND EQUITY INVESTMENT

Effective January 1, 2003, the Company purchased a 60% interest in a newly formed limited liability company, WBC Construction, LLC (“WBC”), for approximately $22.9 million in cash and the issuance of 70,053 shares of BMHC common stock.  The other 40% interest is owned by Willard Brothers Construction, Inc. and its owners, A. Bruce Willard and Danny L. Willard.  WBC contracts with residential production builders in Florida to construct the slab and structural shell of homes.

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

When purchased, the Company accounted for its investment in WBC using the equity method of accounting because the minority owners had certain approval and other rights that precluded consolidation.  On August 11, 2003, WBC’s operating agreement was amended to eliminate certain approval and other rights of the minority interest shareholder.  As a result, the Company ceased using the equity method of accounting and the results of WBC’s operations have been included in the consolidated financial statements effective August 12, 2003. The impact of the 40% ownership interest by Willard Brothers Construction, Inc., is being reported as minority interest.  The August 12, 2003 consolidation of WBC resulted in an increase in assets of $56.4 million, an increase in liabilities of $12.7 million, an increase in minority interest of $17.5 million and a decrease in equity investments in an unconsolidated company of $26.2 million.  These amounts are considered non-cash items in the condensed consolidated statement of cash flows.

Financial information for the Company’s equity investment in WBC is as follows (in thousands):

	July 1, 2003 through August 11, 2003(1)	Year to date period ending August 11, 2003(1)

Net sales	$24,886	$97,717

Income from operations	$2,317	$10,418

Net income	$987	$4,511

Company's share of net income	$592	$2,706

Amortization of intangibles	(65)	(357)

Company’s equity in earnings before taxes	$527	$2,349

Financial position as of September 30, 2003
Current assets	$—
Non-current assets	—
Current liabilities	—
Non-current liabilities	$—

(1)          In August 2003, the Company modified WBC’s operating agreement and as a result ceased using the equity method of accounting.  The 2003 income statement information reflects equity method accounting through August 11, 2003.

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

Under the purchase agreement, BMHC will have the option to purchase the remaining 49% interest in KBI Norcal from July 1, 2004 through June 30, 2008 and the principals of RJ Norcal, LLC have the option to require BMHC to purchase the remaining 49% of KBI Norcal from July 1, 2006 through June 30, 2008.  The purchase price for the remaining 49% will generally be based on a multiple of historical earnings.  If the fair value of the net assets to be acquired is less than the amount payable under the required purchase option, the Company would record a loss.  As of September 30, 2003, the purchase price would be approximately $7.5 million and no loss was required to be reported.

KBI Norcal’s operating results have been included in the consolidated financial statements since July 1, 2002.  The impact of the 49% ownership interest of RJ Norcal, LLC is included in minority interest.

For the nine month period ending September 30, 2003 and the twelve month period ending December 31, 2002, the Company made other acquisitions or entered into joint-venture agreements for aggregate consideration of approximately $1.5 and $2.3 million, respectively.

7.                    GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2003 and December 31, 2002, intangible assets consisted of the following (in thousands):

	September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Covenants not to compete	$2,516	$(1,069)	$1,447
Customer relationships	14,654	(1,670)	12,984
Other amortized intangibles	500	(454)	46

Unamortized intangible assets:
Customer relationships	7,160	—	7,160
	$24,830	$(3,193)	$21,637

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Covenants not to compete	$2,004	$(1,139)	$865
Customer relationships	2,902	(145)	2,757
Other amortized intangibles	500	(352)	148

Unamortized intangible assets:
Customer relationships	9,180	—	9,180
	$14,586	$(1,636)	$12,950

The Company evaluates the propriety of not amortizing customer relationships to determine whether events and circumstances warrant amortization on a prospective basis.  In April 2003, the Company determined that $2.0 million of a previously unamortized customer relationship should be amortized over the succeeding twenty-one months.

Aggregate amortization expense for intangible assets was approximately $0.6 million for the three months ended September 30, 2003 and $1.4 million for the nine months ended September 30, 2003.  Estimated amortization expense for intangible assets is $0.8 million for the remainder of 2003, $2.8 million in 2004, $1.4 million in 2005, $1.3 million in 2006, $1.3 million in 2007, $1.3 million in 2008 and $5.6 million thereafter.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows (in thousands):

Balance as of January 1, 2003	$52,111
Goodwill acquired during the period	30,316
Goodwill disposed during the period	(1,083)
Balance as of September 30, 2003	$81,344

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

In the case of each reporting unit (as defined by SFAS No. 142), fair value was estimated using the present value of expected future cash flows.  Management’s estimate of future cash flows used in the present value analysis resulted in estimated fair market value being less than the recorded value of tangible and intangible assets for the reporting units listed above. A divestiture of any individual business unit that comprises a reporting unit could result in a loss.  After considering the estimated fair market value of tangible assets, including land, an impairment of recorded goodwill occurred.  The reasons for the impairment included increased competition, a reduction in residential construction within the geographic markets that these reporting units serve, and management execution issues.  The Company is required to test goodwill and other indefinite-lived intangible assets for impairment at least on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This annual test takes place during the fourth quarter each year.

9.                    RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures certain financial arrangements with characteristics of both liabilities and equity.  It requires that an issuer classify a financial arrangement that is within its scope as a liability (or an asset in some circumstances).  The provisions of this statement are effective for financial arrangements entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003.  Certain provisions of this statement have been deferred for an indefinite period.  The Company continues to monitor FASB deliberations on SFAS No. 150 to determine the ultimate impact on the Company’s financial position, results of operations or cash flows.

The Company issued an earnings release on October 28, 2003 announcing its financial results for the third quarter ended September 30, 2003, which gave affect to the adoption of SFAS No. 150.  This 10-Q filing gives affect to the issuance on November 7, 2003 of SFAS No. 150-3, which defers certain provisions of SFAS No. 150, and results in a reduction in net income of approximately $47,000 compared to net income reported in the earnings release.

In March 2003, the consensus of Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor,” was published.  EITF Issue No. 02-16 addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor.  The provisions of EITF Issue No. 02-16 were effective for new arrangements transacted after December 31, 2002.  The Company’s adoption of EITF 02-16 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In March 2003, the consensus of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” was published.  EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  The provisions of EITF Issue No. 00-21 was effective in fiscal periods beginning after June 15, 2003.  The Company’s adoption of EITF 00-21 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.”  The interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of this interpretation are effective for all enterprises with variable interest entities created after January 31, 2003 or July 1, 2003 for enterprises with variable interest created before February 1, 2003.  The Company’s adoption of this interpretation did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  This statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.  The provisions of this statement were effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company has continued to use the intrinsic value method of accounting for stock-based compensation in 2003 in accordance with APB Opinion No. 25.  The Company has adopted the disclosure provisions of SFAS No. 148 as presented in Note 4, “Stock-Based Compensation,” of these condensed consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  All provisions of this statement were effective as of the beginning of 2003.  The Company’s adoption of this statement did not have a significant impact on the Company’s financial position, results of operations or cash flows.

10.              SUBSEQUENT EVENTS

On October 3, the Company purchased a 67.33% interest in a newly formed joint venture construction business, WBC–Mid Atlantic LLC., for approximately $5.3 million consisting of cash and 15,059 shares of BMHC common stock.  The other 32.67% interest is owned by Alan and Enid Mendleson, principals of ANM Carpentry, Inc.(“ANM”), a privately held firm based in Stafford, Virginia.  The new business venture will serve high-volume production homebuilders in Virginia, Maryland and Delaware.

Under the purchase agreement, BMHC will have the option to purchase the remaining 32.67% of WBC-Mid Atlantic prior to October 1, 2010 subject to certain limitations or prior to October 1, 2006 contingent on the written consent of ANM or if certain other conditions are met.  The principals of ANM have the option to require BMHC to purchase the remaining 32.67% interest from October 1, 2008 through October 1, 2010.  The purchase price for the remaining interest will generally be based on a multiple of historical earnings.  If the fair value of the net assets to be acquired is less than the amount payable under the required purchase option, the Company would record a loss.

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

The following table sets forth for the periods indicated the percentage relationship to net sales of certain items presented on our statements of operations.  The table and subsequent discussion should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	25.7	28.4	26.6	28.5
Selling, general and administrative expense	21.5	22.6	23.8	24.4
Income from operations	4.2	5.8	2.8	4.1
Other (income) expense, net	0.3	(0.1)	—	(0.1)
Interest expense	0.6	0.8	0.7	0.9
Income taxes	1.2	1.9	0.8	1.3
Minority interest	0.1	0.1	—	—
Equity in earnings of an unconsolidated company	—	—	0.1	—
Income before change in accounting principle	2.0%	3.1%	1.4%	2.0%

THIRD QUARTER OF 2003 COMPARED TO THE THIRD QUARTER OF 2002

Net sales for the three months ended September 30, 2003 were $396.3 million, an increase of 25.1% from the third quarter of 2002 when sales were $316.9 million.  Construction services and manufactured building components accounted for $227.8 million, or 57.5% of net sales for the third quarter of 2003, an increase of 35.2% from $168.5 million, or 53.2% of net sales for the third quarter of 2002. The growth in net sales for the third quarter of 2003 was attributable to the consolidation of WBC Construction, LLC (“WBC”), which added $30.9 million in sales and was formerly accounted for under the equity method of accounting, an increase in comparable sales primarily at KBI and KBI Norcal of $24.2 million, and inflation in commodity wood product prices.

Gross profit as a percentage of sales decreased to 25.7% in the third quarter of 2003 from 28.4% in the third quarter of 2002. The decrease is attributable primarily to the rapid increases in commodity wood product prices which limited the Company’s ability to pass along increased prices due to existing customer sales commitments and the competitive environment.  Additionally, the consolidation of WBC, which has lower gross profit margins compared to BMHC’s other framing businesses, impacted gross profit.

Selling, general and administrative expense (“SG&A”) was $85.1 million, or 21.5% of net sales in the third quarter of 2003 as compared to $71.5 million, or 22.6% of net sales in the third quarter of 2002.  The Company attributes most of this dollar increase to the consolidation of WBC which added approximately $4.3 million in expenses as well as improved sales volume at KBI Norcal and KBI resulting in additional costs of $3.5 million and $2.1 million, respectively.

Other (income) expense, net, was $1.0 million for the period compared to ($0.2) million for the third quarter of 2002 and includes the write-off of $0.7 million in deferred loan costs and $0.3 million in related new expenses associated with the refinance of the senior credit facility in the third quarter of 2003.

Equity in earnings of an unconsolidated company in the third quarter of 2003 included income of $0.3 million, net of tax, from the Company’s 60% equity interest in WBC, whose equity earnings through August 11, 2003, were included in the Company’s results.  Effective August 12, 2003, WBC’s financial results were consolidated rather than accounted for under the equity method of accounting as discussed in Note 6 of the financial statements.

Interest expense of $2.4 million was slightly lower than the $2.6 million for the same period last year. The weighted average interest rate dropped from 4.9% for the third quarter of 2002 to 4.2% for the current period.  The impact of the reduced interest rate was substantially offset by an increase in the weighted average debt outstanding to $188.5 million during the third quarter of 2003 from $167.7 million during the same period of 2002.  The increase in the average debt outstanding is primarily due to cash used in the acquisition of WBC.

Net income for the third quarter of 2003 was $7.9 million, or $0.59 per diluted share, compared to $9.7 million, or $0.73 per diluted share, in the third quarter of 2002. The decrease in net income for the third quarter of 2003 compared to the same period in the prior year was primarily attributable to the decline in gross profit margins as discussed in further detail above.

FIRST NINE MONTHS OF 2003 COMPARED TO THE FIRST NINE MONTHS OF 2002

Net sales for the nine months ended September 30, 2003 were $995.0 million, an increase of 15.1% from the first nine months of 2002 when sales were $864.6 million.  Construction services and manufactured building components accounted for $570.5 million, or 57.3% of net sales for the first nine months of 2003, an increase from $454.6 million, or 52.6% of net sales for the first nine months of 2002. The increase in net sales is attributable to the acquisition of KBI Norcal which added $65.1 million in sales and was not included in BMHC’s results for the first half of 2002, the consolidation of WBC in the third quarter of 2003 which contributed $30.9 million in sales and was formerly accounted for under the equity method of accounting, and inflation of commodity wood product prices.

Gross profit as a percentage of sales decreased to 26.6% in the first nine months of 2003 from 28.5% in the first nine months of 2002, mainly as a result of competitive pressures on overall business unit gross profit margins as well as the short term impact from the occurrence of rapid increases in material costs coupled with the Company’s limited ability to raise prices due to existing sales contracts.

SG&A expense was $237.1 million, or 23.8% of net sales in the first nine months of 2003 as compared to $210.8 million, or 24.4% of net sales in the first nine months of 2002.  The Company attributes most of this dollar increase to costs of $12.4 million resulting from the acquisition of KBI Norcal which was not included in BMHC’s results for the first half of 2002, improved sales volume at KBI which led to additional expenses of $4.6 million, and the consolidation of WBC in the third quarter of 2003 which contributed expenses of $4.3 million.

Other (income) expense, net, for the first nine months of 2003 was ($0.4) million compared to ($0.6) million for the first nine months of 2002 and includes the write-off of $0.7 million in deferred loan costs and $0.3 million in related new expenses associated with the refinance of the senior credit facility in the third quarter of 2003.  Other income for the first nine months of 2003 also includes $0.8 million from the sale of various non-strategic assets related to the Company’s consolidation activities.

Equity in earnings of an unconsolidated company for the first nine months of 2003 included income of $1.4 million, net of tax, from the Company’s 60% equity interest in WBC, whose equity earnings were included in the Company’s results through August 11, 2003.  Effective August 12, 2003, WBC’s financial results were consolidated rather than accounted for under the equity method of accounting as discussed in Note 6 of the financial statements.  There were no comparable equity earnings for the first nine months of 2002.

Interest expense decreased to $6.8 million from $7.6 million during the first nine months of 2003 and 2002, respectively, primarily due to a reduction in the weighted average interest rate to 4.0% from 4.9% between the two periods.  The impact of the reduced interest rate was partially offset by an increase in the weighted average debt outstanding to $186.7 million during the first nine months of 2003 from $169.6 million during the same period of 2002.  The increase in the average debt outstanding is primarily due to cash used in the acquisition of WBC and working capital needs at KBI Norcal.

Net income for the first nine months of 2003 was $14.2 million, or $1.05 per diluted share, compared to net income of $6.0 million, or $0.45 per diluted share in the prior year period. For the nine month period of 2002, a charge of $11.6 million, or $0.88 per diluted share was incurred upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”. Net income before the change in accounting principle for the first nine months of 2003 was $14.2 million, or $1.05 per diluted share compared to $17.6 million, or $1.33 per diluted share.  Net income for the nine month period of 2003 includes the write-off of deferred loan costs and the expensing of new costs associated with the refinancing of the senior credit facility of $0.6 million, net of tax, or $0.5 per diluted share.  The overall decline in net income for the comparative periods is attributable to competitive pressure on gross margins.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary need for capital resources is to fund future growth, capital expenditures, and acquisitions, as well as to finance working capital needs, which have been increasing as the Company has grown in recent years.  Capital resources have primarily consisted of cash flows from operations and the incurrence of debt.

Operations

In the first nine months of 2003 and 2002, net cash provided by operations was $11.8 million and $28.5 million, respectively.  The decrease in cash provided by operations was primarily due to increases in accounts receivable and inventory, partially offset by decreases in accounts payable and accrued expenses.  The growth in accounts receivable and inventory balances and subsequent decrease in cash provided by operations is attributable largely to the increased sales volume at KBI Norcal as well as the impact of inflation.  Working capital increased to $203.0 million at September 30, 2003 from $174.7 million at September 30, 2002.

Capital investment and acquisitions

Net cash used for investing activities was $23.7 million and $20.4 million in the first nine months of 2003 and 2002, respectively.  The acquisition in January 2003 of WBC, accounted for $22.9 million (net of post closing adjustments) in invested capital.  Capital expenditures were $11.0 million in the first nine months of 2003 and were incurred to acquire additional property as well as expand and remodel existing facilities.  Proceeds from the sale of a non-strategic business unit, Great Falls, Montana were $6.6 million.  Proceeds from dispositions of other property and equipment were $6.0 million and include $4.5 million in the sale of surplus real estate at Emmett, and Pocatello, Idaho, as well as Denver, Colorado during the first nine months of 2003.

Financing

Net cash provided/(used) by financing activities was $22.5 million and ($2.8) million in the first nine months of 2003 and 2002, respectively. The increase in cash provided by financing activities was primarily due to additional borrowings on the term note partially offset by principal payments.

During the quarter the Company entered into a new senior secured credit facility.  The new credit facility replaces the old credit facility, which was scheduled to mature in 2004.  It includes a term loan of $125 million maturing in seven years, and a revolving line of credit of $175 million maturing in five years.  In connection with the new senior secured credit facility, certain previously deferred financing costs of $0.7 million associated with the former credit facility were expensed along with new costs of $0.3 million incurred to secure the current credit facility and both are included in “Other (Income) Expense, Net,” on the statement of operations.  All other remaining costs associated with the former and current credit facility are being amortized over the life of the new loan periods.

At September 30, 2003, the Company’s senior secured credit facility provided for borrowings of up to $299.7 million, including $124.7 million outstanding under the term loan and $175.0 million provided for by the revolving credit facility, $51.5 million of which was outstanding at September 30, 2003.  Revolver borrowings can be limited by a borrowing base equal to 60% of inventory plus 80% of trade accounts receivable.  The borrowing base is calculated monthly and was $181.9 million at September 30, 2003, but was limited to the cap of $175.0 million.  Revolver availability was $107.0 million, net of $16.5 million in outstanding letters of credit.  Borrowings under the facility bear interest at a rate based on either Prime or LIBOR plus an additional spread based on performance.  Currently, the revolver rates are Prime plus 1.25% and LIBOR plus 2.50%.  The interest rate on the term loan is based on either Prime or LIBOR plus 3.25%.

The terms of the credit agreement permit an increase in the facility of up to $50 million, subject to certain conditions.  The term loan matures in 2010 and the revolving loan matures in 2008.  The term loan is payable in quarterly installments over the initial six years in amounts equal to 1% of the initial principal amount per year and equal quarterly installments of the remaining principal balance during year seven.

The term loan and revolving credit facility are both collateralized by all tangible and intangible property and interest in property and proceeds thereof now owned or hereafter acquired by the Company and any wholly-owned subsidiary (except BMC Insurance, Inc.).

The agreements related to the above borrowings contain convenants providing for the maintenance of certain financial ratios and conditions including consolidated net worth; a coverage ratio which includes earnings before interest, taxes, depreciation and amortization; a ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and limitations on capital expenditures, among certain other restrictions.  At September 30, 2003, the Company was in compliance with these convenants and conditions.

The scheduled principal payments of debt at September 30, 2003 are $1.0 million in 2003, $2.3 million in 2004, $1.9 million in 2005, $3.8 million in 2006, $1.2 million in 2007, $52.7 million in 2008 and $118.1 million thereafter.  Principal payments of $2.7 million due within the next twelve months are expected to be refinanced through the unused portion of the revolving credit facility.  As a result, this amount has been classified as long-term.

As of September 30, 2003 and 2002, the Company had $16.5 million and $6.4 million, respectively, in letters of credit to guarantee performance or payments to third parties.  These letters of credit reduce borrowing availability under the revolving credit facility.

In the third quarter of 1998, a shelf registration was filed with the Securities and Exchange Commission to register 2,000,000 shares of common stock.  The Company may issue these shares from time to time in connection with future business combinations, mergers and/or acquisitions.   This shelf registration has been impacted by the Company’s issuance of shares of stock as partial payment for the following acquisitions:

Acquisition	Date	Issued Shares
WBC (see Note 6)	January, 2003	70,053
KBI Norcal (see Note 6)	July, 2002	34,364

Based on the Company’s ability to generate cash flows from operations, its borrowing capacity under the revolver and its access to debt and equity markets, the Company believes it will have sufficient capital to meet its anticipated needs.

Disclosures of Certain Market Risks

The Company experiences changes in interest expense when market interest rates change or changes are made to its debt structure.  The Company has managed its exposure to market interest rate changes through periodic refinancing of its variable rate debt with fixed rate term debt obligations.  Based on debt outstanding at September 30, 2003, a 25 basis point increase in interest rates would result in approximately $440,000 of additional annual interest costs.

Prices of commodity wood products, which are subject to significant volatility, directly affect net sales and cost of sales and could affect net income in 2003.  The Company does not utilize any derivative financial instruments to hedge commodity price movements.

The Company has a cash equity incentive plan that is partially based on changes in the Company’s stock price.  Under the plan, a $1.00 increase or decrease in the Company’s stock price after September 30, 2003 would result in an increase or decrease in compensation expense of approximately $103,000.

Quarterly Results and Seasonality

The Company’s first and fourth quarters historically have been, and are expected to continue to be, adversely affected by weather patterns in some of the Company’s markets which causes decreases in levels of residential construction activity.

New Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures certain financial arrangements with characteristics of both liabilities and equity.  It requires that an issuer classify a financial arrangement that is within its scope as a liability (or an asset in some circumstances).  The provisions of this statement are effective for financial arrangements entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003.  Certain provisions of this statement have been deferred for an indefinite period.  The Company continues to monitor FASB deliberations on SFAS No. 150 to determine the ultimate impact on the Company’s financial position, results of operations or cash flows.

The Company issued an earnings release on October 28, 2003 announcing its financial results for the third quarter ended September 30, 2003, which gave affect to the adoption of SFAS No. 150.  This 10-Q filing gives affect to the issuance on November 7, 2003 of SFAS No. 150-3, which defers certain provisions of SFAS No. 150, and results in a reduction in net income of approximately $47,000 compared to net income reported in the earnings release.

In March 2003, the consensus of Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor,” was published.  EITF Issue No. 02-16 addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor.  The provisions of EITF Issue No. 02-16 were effective for new arrangements transacted after December 31, 2002.  The Company’s adoption of EITF 02-16 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In March 2003, the consensus of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” was published.  EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  The provisions of EITF Issue No. 00-21 was effective in fiscal periods beginning after June 15, 2003.  The Company’s adoption of EITF 00-21 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51.”  The interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of this interpretation are effective for all enterprises with variable interest entities created after January 31, 2003 or July 1, 2003 for enterprises with variable interest created before February 1, 2003.  The Company’s adoption of this interpretation did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  This statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.  The provisions of this statement were effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company has continued to use the intrinsic value method of accounting for stock-based compensation in 2003 in accordance with APB Opinion No. 25.  The Company has adopted the disclosure provisions of SFAS No. 148 as presented in Note 4, “Stock-Based Compensation,” of these condensed consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  All provisions of this statement were effective as of the beginning of 2003.  The Company’s adoption of this statement did not have a significant impact on the Company’s financial position, results of operations or cash flows.

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

(b)                       Reports on Form 8-K

On July 29, 2003, Building Materials Holding Corporation, Registrant, filed a Form 8-K with the Securities and Exchange Commission reporting its financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDING MATERIALS HOLDING CORPORATION

Date: November 14, 2003	/s/ Robert E. Mellor
Robert E. Mellor
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2003	/s/ Ellis C. Goebel
Ellis C. Goebel
Senior Vice President - Finance
(Principal Financial Officer)