Form 10-K
period 2003-12-31
BUILDING MATERIALS HOLDING CORP
filed 2004-03-15
CIK 1046356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
For the fiscal year period ended December 31, 2003
or
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒   No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the close of business on June 30, 2003 was $95,406,849.*

*                                         Excludes 6,863,161 shares of Common Stock held by directors, officers and holders of more than 5% of the Company’s shares outstanding at June 30, 2003.  Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

Class	Shares Outstanding as of March 11, 2004
Common Stock $.001 par value	13,369,481

Documents Incorporated by reference

Listed hereunder are the documents any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.                                       The registrant’s annual report for the fiscal year ended December 31, 2003, portions of which are incorporated by reference into Parts II and IV of this Form 10-K, and

2.                                       The registrant’s definitive proxy statement dated April 1, 2004, for use in connection with the annual meeting of shareholders to be held on May 4, 2004, portions of which are incorporated by reference into Part III of this Form 10-K.

BUILDING MATERIALS HOLDING CORPORATION

TABLE OF CONTENTS

PART I

Item

1.	Business
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders

PART II

5.	Market for Registrant’s Common Stock and Related Stockholder Matters
6.	Selected Financial Data
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
9A.	Controls and Procedures

PART III

10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management
13.	Certain Relationships and Related Transactions
14.	Principal Accounting Fees and Services

PART IV

15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

Business

Building Materials Holding Corporation (“BMHC”) is a NASDAQ-traded holding company headquartered in San Francisco, California. We specialize in providing construction services – including structural framing and shell construction, manufacturing building components and installation, value engineering – and lumber and high-quality building materials to residential builders across the United States. Our principal operating subsidiaries include BMC Construction, Inc. (“BMC Construction”), which provides construction services, and BMC West Corporation (“BMC West”), which is primarily engaged in lumber and building materials distribution, truss manufacturing and millwork operations as well as installation and framing services in selected markets.  We present information pertaining to each of our two operating segments in Note 18, Segment Information, of the Notes to Consolidated Financial Statements that as referenced in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.  BMHC’s website address is www.bmhc.com and it makes its periodic and current reports available free of charge, on its website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

In recent years we have increased our sales of construction services and manufactured components. We fabricate roof and floor trusses, purchase and pre-assemble doors and other millwork and select and distribute pre-assembled windows based on customer specifications.  Through BMC Construction, we participate in the framing, turnkey framing and shell construction market. Our diversification into construction services reduces our sensitivity to commodity wood product price volatility and requires less invested capital.

BMHC targets professional builders and contractors engaged in residential construction. We focus on developing and maintaining strong relationships with national, regional and local developers, builders, architects, engineers and contractors. Professional builders and contractors generally are high-volume, repeat customers who require specialized value engineering, manufacturing and installation services, on-time job-site delivery, volume purchasing and trade credit, which are not typically offered by consumer-oriented retailers. We do not compete directly against retailers such as Home Depot or Lowe’s, which do not offer the range of specialized services that we provide and generally sell to retail consumers in small quantities and with limited services. We also sell to the repair and remodel market, consisting of contractors and consumers involved in major home improvement projects and to contractors involved in light commercial and industrial construction.

In July 2001, we acquired the remaining 51% interest in Knipp Brothers Industries, LLC and its related entities (“KBI”) that provide framing services in Arizona, Southern California and Nevada. Having purchased a 49% interest in KBI in May of 1999, we decided to complete the acquisition earlier than originally contemplated to enhance our capabilities in the framing business, which we believe will continue to be an important part of our construction services segment. On July 1, 2002, we further enhanced our framing capabilities by purchasing a 51% interest in a newly formed partnership, KBI Norcal, which provides turnkey framing services in Northern California. Effective January 1, 2003, we purchased a 60% interest in WBC Construction, LLC (“WBC”), which primarily provides shell construction services for single family and multi-family developments in Florida.  In October, 2003, we purchased a 67.33% interest in WBC Mid-Atlantic LLC, which primarily provides framing services for high-volume production homebuilders in Virginia, Maryland and Delaware.

A business unit represents an entity whose financial results are captured as a separate profit center.  Our business units offer services and products tailored to the needs of professional builders and contractors. Each unit also customizes its service and product mix to meet the demands of its local market. Our offerings include the following:

•                  Framing, turnkey framing and shell construction

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

•                  windows

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

•                  accurate estimates of materials costs on which contractors can base bids

•                  just-in-time delivery of home construction packages to job sites

•                  provision of trade credit to pre-approved customers

•                  evaluation of industry and product trends

•                  software-based design and engineering of manufactured components to ensure compliance with local building codes and suitability to the customer’s project

We believe that our focus on service is a key factor that distinguishes us from many of our competitors. We have developed a variety of specialty services in order to help our customers build high quality and cost-effective projects. We employ experienced, service-oriented employees. Because of our enhanced product knowledge and installation skills, our customers often seek out our people for design and product recommendations. Our focus on high-quality service provided to professional customers allows our employees to develop long-term relationships with homebuilders and contractors and to generate a large volume of repeat and referral business.

Industry Overview

BMHC operates in the residential construction services and building materials industry in the United States. Our primary customers are professional builders and contractors, whose needs and expectations are significantly different from those of retail customers, who generally buy from mass-market home improvement chains. Professional builders and contractors tend to develop long-term relationships with suppliers and base purchase decisions on a combination of factors including:

•                  dependability, breadth and quality of services

•                  quality and availability of products

•                  track record of on-time delivery and production cycle time

•                  availability of trade credit

•                  competitive pricing

•                  flexibility in transaction processing

•                  ability to provide integrated service and product packages, such as turnkey framing and shell construction, as well as millwork manufacturing and installation

The composition of the industry is characterized by large number of small, privately owned enterprises, including framing and shell construction contractors; local and regional materials distributors; and single or multi-site lumberyards, truss manufacturing and millwork operations. While a significant amount of consolidation has occurred during the past five to ten years — particularly through the acquisition activities of Stock Building Supply (formerly known as Carolina Holdings, a unit of U.K.-based Wolseley, plc, NYSE: WOS), Builders FirstSource (privately held), 84 Lumber (privately held), Lanoga (privately held) and others — the industry remains fragmented, particularly on the services side. These businesses are typically family run, relationship-based operations, with limited access to sophisticated working capital management and control systems, or large-scale purchasing advantages.

Many large production homebuilders outsource structural framing and shell construction to contractors under construction contracts. Framing and shell construction contracting is a highly fragmented area of the industry, with participants ranging from small single-crew operations to large integrated, multi-crew businesses. The integrated businesses typically include supply chain activities, such as materials procurement and truss and component manufacturing, in addition to installation. Many of these businesses lack the working capital management, control systems, purchasing expertise and advantages of a large entity, such as BMHC.

Construction expenditures are largely a function of new residential, commercial and industrial building demand and repair and remodeling projects undertaken. The residential construction services and building materials industry responds to the seasonality and economic cycles associated with the homebuilding industry. Inclement weather patterns in many of our markets result in decreased construction activity during the first and fourth quarters, which adversely affects sales. Residential construction is closely linked to new job formation, household formation, interest rates, housing affordability, availability of mortgage financing, regional demographics and consumer confidence. Vacancy and absorption rates, interest rates, long-term regional economic outlooks and the availability of financing all significantly affect commercial construction. Industrial construction expenditures are linked to the industrial economic outlook, corporate profitability, interest rates and capacity utilization. In difficult economic environments, repair and remodeling expenditures generally represent a greater percentage of housing construction expenditures as new housing starts decline. BMHC targets primarily the new residential construction sector.

Geographic Markets

We believe our presence is in attractive markets for residential construction services and building materials. Historical population and migration trends in the markets we serve, as well as their relative economic strength, have generally supported steady growth of residential construction.

Operating Strategy

Our strategy is to continue increasing sales of construction services and manufactured building components as a percentage of total sales, thereby further reducing our percentage of direct sales of commodity wood products. We plan to continue expanding the availability of our manufactured building components to every business unit in which market demand justifies the expansion. We also plan to continue introducing new construction services and manufactured building components, as exemplified by BMC Construction’s recent investments in KBI Norcal, WBC and WBC Mid-Atlantic. Business unit managers at BMC West have introduced specialty installation services for windows, doors, wall panels and insulation to meet local customers’ needs. They have also started offering turnkey framing in certain markets. The installation of our products by our own employees, or by subcontractors we hire and supervise, allows professional builders and contractors to reduce their on-site labor costs and the number of suppliers. We will continue to expand these and other specialty services where appropriate.

Our business unit managers have substantial autonomy and responsibility to address customer needs in their markets. A vendor’s reputation is often determined locally, where service, product suitability and knowledgeable customer service are critical. Our managers are responsible for optimizing business activities in their markets, including managing sales and estimating personnel, configuring and maintaining inventory levels, identifying potential customers for targeted marketing efforts and developing service and product options. Our compensation system for managers has incentive features based on business unit earnings, efficient working capital management and the ability to manage a safe work environment. We seek to expand our sales to new and existing customers by capitalizing on our reputation for quality, accuracy and dependability.

We focus on improving efficiency and productivity at all business units while giving special attention and support to any units that are not performing to company objectives. If objectives are not met, alternatives include restructuring management, consolidation or liquidation of the business unit. We try to anticipate changes in each market by adjusting the mix of services and products.

Acquisition Strategy

We look for acquisitions that will complement our existing service and product offerings, provide geographic diversification or enhance our existing capabilities. Acquired businesses must also have an established customer base of professional builders and contractors and a quality management team. We evaluate potential acquisitions based on their expected ability to meet our performance objectives and improve operating efficiencies by leveraging our existing administrative infrastructure. Additional criteria include the reputation of the business among builders and contractors and the quality of the management, accounting systems and sales organization. We assemble and assign a multi-disciplined team to guide the successful integration of each newly acquired business.

In 2003, we acquired 60% of WBC Construction, 67.3% of WBC Mid-Atlantic, 51% of BBD Construction and 100% of Total Concrete. In 2002 we acquired 51% of KBI Norcal, which resulted in the formation of three new business units and, in 2001 we completed the acquisition of KBI, which added four new business units (see Note 5 to the consolidated financial statements for the year ended December 31, 2003). In 2001 we also designated four existing locations as business units. The following table sets forth the number of business units acquired or opened and consolidated during each of the last two fiscal years.

	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002

Beginning number of business units	60	61
Acquisitions and denovo	7	3
Consolidations and closures	(2)	(4)

Ending balance	65	60

Acquisition candidates of a scale equal to KBI, KBI Norcal and WBC may not be available to us.

Services and Products

Our principal service and product mix varies by business unit. Construction services include framing, turnkey framing and shell construction; slab preparation; design, engineering and manufacture of roof trusses, floor trusses and wall panels; pre-hung door fabrication; assembly of manufactured windows into frames; manufacture and installation of custom doors, windows and millwork; and installation of a variety of other products. Building materials products include dimensional lumber, panel products, engineered wood products, roof and floor trusses, wall panels, roofing materials, cabinets, windows, millwork, hardware, paint and tools.

The following table sets forth information regarding the percentage of sales represented by the specified categories of building products and construction services provided during each of the last two fiscal years. While we believe the percentages included in the table generally indicate the mix of our sales, the specific percentages are affected year-to-year by changes in the prices of commodity wood products, changes in unit volumes sold and changes in the markets we serve.

Category	2003	2002
Building Products	65%	75%
Construction Services	35	25
	100%	100%

BMC Construction provides national and regional production homebuilders with integrated construction services including project estimating, structural engineering, materials procurement and handling, component manufacturing, delivery and on-site installation of framing, millwork and trim packages, shell construction and concrete slab preparation. With the exception of WBC and WBC Mid-Atlantic, components and materials are generally sourced through BMC Construction’s own facilities.

BMC West provides regional and local builders and contractors, as well as national production builders, with component manufacturing, millwork including pre-hung doors and installation services and distributes a broad range of lumber and professional-grade building materials and supplies.

We use computerized systems to design and engineer roof trusses, floor trusses and wall panels from customers’ blueprints. We route the completed designs to a third-party firm for certification of engineering standards and building code compliance, then manufacture the components in our own plants and deliver them to job-sites. We purchase door blanks and manufactured windows for installation into frames with hardware and trim as specified by the customer.

Construction services and manufactured building components are relatively more attractive than lumber and building materials distribution because they generally bring higher operating margins on less invested capital, exhibit less price volatility and are not as available from as many competitors. We believe that our ability to provide either integrated construction services or stand-alone manufactured and fabricated components is a competitive advantage when soliciting business from builders and contractors.

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

Customers

Our business focuses on two major customer categories in the new residential construction market: large, high-volume production homebuilders with national or multiple-market operations; and local custom, low-volume production homebuilders and new-home contractors. A smaller third category includes commercial and industrial contractors, repair and remodel contractors and miscellaneous sales to consumers. No single customer accounted for more than 4.3% of total sales in 2003.

High-Volume Production Homebuilders

In 2003, sales to these customers accounted for approximately 29% of sales, compared to 19% of sales in 2002. This increase year over year is primarily due to the difference between a full twelve months of consolidation of KBI Norcal in 2003 which was acquired July 1, 2002, the consolidation of WBC starting in August 2003, and the acquisition and consolidation of WBC Mid-Atlantic beginning in October 2003. A significant amount of this business consists of sales of turnkey framing construction or shell construction services or complete house packages (which may include framing lumber, panel products, pre-hung doors and trim packages, roof and floor trusses, cement slabs, pre-assembled windows and related products).

While pricing is an important vendor-selection criterion for these customers, we believe that other factors such as materials procurement and logistics; construction cycle time, component design, engineering and manufacturing capabilities and expertise; and outsourcing of labor and risk management are also important. We believe that our skills in these areas provide us with competitive advantages.

Almost all of BMC Construction’s sales are to customers in this category. Its integrated approach to delivery of services as well as materials and labor management allows the customer to focus on other aspects of its business, including land development and new home sales. BMC Construction’s experience, reliability and ongoing working relationship with production builders enable it to maintain and grow market share. BMC West also sells lumber, building materials and trusses to this customer category and provides construction services primarily in areas where BMC Construction does not have a presence.

Custom Homebuilders and Low Volume Production Homebuilders

In 2003, sales to these customers accounted for approximately 59% of sales, compared to 66% of sales in 2002. BMC West is primarily responsible for sales to these customers. A significant amount of this business consists of sales of dimensional lumber and panel products, pre-hung doors and trim packages, roof and floor trusses, pre-assembled windows and other building materials and supplies.

Our principal channel for reaching these customers is a sales force of approximately 340 field sales representative employees supported by approximately 280 inside salespeople. Field sales representatives actively solicit business and work with the inside salespeople and managers to develop bids for customer projects. We provide sales training for all representatives and sales management training for all sales managers and business unit managers. We generally compensate sales representatives through a combination of salary and commissions based on individual sales volume and gross margin.

We deliver building materials to job sites according to customer specifications and schedules. Technical personnel involved in purchasing, dispatching, invoicing and credit functions, support both field sales force and location managers to enhance customer satisfaction.

Other Customers

This customer category consists generally of commercial and industrial contractors involved in multi-family and light industrial construction projects, residential repair and remodel contractors and a minimal number of consumers. In 2003, sales to these customers accounted for approximately 12% of sales compared to 15% of sales in 2002.

Credit

Corporate management establishes overall credit policy, however each business unit is responsible for overseeing its own accounts. We train our managers and staff to have a thorough understanding of state lien laws, which provide security for accounts receivable. Our credit policies, together with daily monitoring of customer balances, have resulted in average bad debt expense of approximately 0.17% of sales during the last five years, with no single year exceeding 0.21%. We believe our bad debt expense levels are among the lowest in the industry.

Approximately 96% of our sales in 2003 were to customers to whom we had extended credit for such sales.

Management Information Systems

Our financial information, operational data and other related statistical information are processed and maintained at our data center in Boise, Idaho. Our financial reporting and relational database system was designed and customized for us by Oracle Corporation. The flexible nature of our installed network allows for the accumulation, processing and distribution of information using industry standard computing resources and programs. Subsidiary information systems connect to the data center through a high-speed wide area network.  For BMC West, these systems provide real-time pricing, inventory availability and margin analysis. This allows each sales staff to offer a high level of customer service, while giving management the ability to access and use timely information to monitor operations. We believe these systems enable us to enhance profit margins, improve inventory turnover, accelerate analysis of sales trends and better monitor accounts receivable, employee productivity, customer credit limits and lien protections.

Our financial information, operational data and other related statistical information for BMC Construction are maintained at each respective entity comprising this business segment and are therefore separate from the BMC West management information systems.

As a safeguard to protect our critical data centers, our systems are backed-up daily on tape and held at an offsite location.  In the event of partial or a complete loss of our data centers, systems can be restored within one to two days.

Purchasing

We purchase merchandise from a large number of manufacturers and suppliers. In 2003, our largest supplier accounted for approximately 6.2% of our total purchases. We do not believe the loss of any single supplier would have a material adverse effect on our financial position, results of operations or cash flows.

We purchase inventory primarily on a coordinated basis in order to capitalize on economies of scale, although local business units conduct a limited amount of purchasing in response to specific customer needs. Most ordering occurs at the business unit level to ensure that we meet local product needs and maximize inventory turns.

Commodity wood product prices were exceptionally volatile in 2003. Prices of commodity wood products, which are subject to significant volatility, adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. Our commodity wood product buyers monitor inventory and sales levels in each facility on a regular basis. With this supply and demand information, buyers generally can avoid overstocking commodity wood products. As a result, we turn our commodity wood product inventory approximately 10 to 12 times per year. Such rapid inventory turnover limits our potential exposure to inventory loss from commodity price fluctuations. In addition, our real-time computer network allows our business units to adjust sales prices as purchase prices of commodity products change.

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

For the business of custom homebuilders and low volume production homebuilders, whom we serve primarily through BMC West, we compete primarily with privately owned, single-site enterprises as well as local, regional and national building materials chains. Professional builders and contractors generally select suppliers based on the availability of knowledgeable personnel, on-time delivery, reliable inventory levels, availability of trade credit and competitive pricing. We compete favorably on each of these bases. Our relatively large size also permits us to attract experienced and professional sales and service personnel and provides us the resources to offer Company-wide product and service training programs. By working closely with our customers and supported by our management information systems, our business units maintain appropriate inventory and staffing levels and are well positioned to deliver completed orders on time to individual job sites.

For the business of commercial and industrial contractors, repair and remodel contractors and consumers, all of whom we serve through BMC West, we compete primarily with local lumberyards and hardware stores and, in certain of our markets, with larger home center chains such as Home Depot and Lowe’s. We also provide construction services in select markets for the framing or millwork installation of multi-family facilities, small motels and similar buildings.  We believe we effectively meet the needs of these customers by providing higher-quality products, offering access to our knowledgeable staff and providing competitive construction services.

Safety and Risk Management

With the growth in construction services at BMHC, the number of framing and skilled craftsman has increased.  The construction services industry incurs a higher number of accidents and subsequent costs associated with workers’ compensation claims then typically experienced at building material distribution facilities.  The number of work-related accidents, particularly in California, continues to present a challenge for the Company to address.  At the BMC Construction business segment, and taking into account a 100% increase in the workforce, the growth in the incidence of claims in 2003 were 23% higher compared to prior year.  This increase in the incidence of claims is primarily attributable to the higher concentration of construction services BMC Construction is providing in California.  At the BMC West business segment, claims actually decreased 16%. The Company continues to target improved workplace safety as a key component of making BMHC the employer of choice in our industry and to address the rapid escalation in insurance costs in recent years.

Employees

Our success is highly dependent on the quality of our personnel at all levels. Because we face competition in attracting and retaining qualified employees, we maintain competitive compensation and benefit programs to attract, motivate and retain top-performers. We also provide extensive product knowledge, customer service and supervisory and managerial training programs to assure employee and customer satisfaction.

At December 31, 2003, we employed approximately 8,300 persons, of which unions represented approximately 334. We have not experienced any strikes or other work interruptions and have maintained generally favorable relations with our employees. The following table shows the approximate breakdown by job function of our employees:

Officers, corporate and unit management, and corporate and unit administration	10%
Delivery (truck drivers, load builders, yard)	14%
Manufacturing (truss, millwork, window)	20%
Field labor (framing carpentry - excluding subcontract labor)	46%
Field sales force (outside/inside sales)	8%
Retail operations (cashiers/receiving/sales support)	2%

Risk Factors

General and local economic conditions can have a significant effect on our business.

The Company’s financial performance will be impacted by economic changes nationally and locally in the markets it serves.  The residential construction services and building materials industry has experienced cyclicality in the past.  The Company’s operations are subject to fluctuations from period to period as a reflection of changes in general economic conditions and changes in local market conditions, commodity wood prices, building permit activity, interest rates, single-family housing starts, employment levels, availability and cost of labor, consumer confidence, the impact on the economy of geopolitical events and the availability of credit to professional builders, contractors and homeowners.  These factors may have a more significant impact on the Company, which derives a significant percentage of its sales from professional builders and contractors engaged in new residential construction, than on those building supply companies that target a broad range of retail customers whose activities are generally more related to home repair and remodeling.  The Company expects that fluctuations from period to period will continue in the future.

Our business is dependent on weather patterns in the markets we serve.

The Company’s first and fourth quarters historically have been, and are expected to continue to be, adversely affected by weather patterns in some of the Company’s markets, causing decreases in levels of residential construction activity.  In addition, quarterly results historically have reflected, and are expected to continue to reflect, fluctuations from period to period from various other factors, including general economic conditions, commodity wood prices, interest rates, building permit activity, single-family housing starts, employment levels, consumer confidence and the availability of credit to professional builders and contractors.

Our growth is dependent upon our ability to locate suitable acquisition candidates and to manage and integrate acquisitions properly.

The Company’s growth over the past several years has been largely attributable to acquisitions and it plans to continue to grow through acquisitions.  Failure to identify and acquire on appropriate terms suitable acquisition candidates could have a material adverse effect on the Company’s growth.  In particular, the number of suitable acquisition candidates with the size and scale of operations similar to KBI, KBI Norcal or WBC is limited.

The management and integration of acquired businesses involves substantial risk, including: integration of the acquired business, which may result in significant integration related expenses; diversion of management’s time and attention; departure of key personnel from the acquired business; integration of different accounting and reporting systems and practices relating to estimating jobs; the impairment of goodwill; the uncertainty that an acquired business will achieve anticipated revenues and earnings; and possible changes in accounting rules that could impact the accounting for the purchase of minority interests.

Our operating results are affected by the price of commodity wood products.

Prices of commodity wood products are subject to significant volatility and directly affect the Company’s sales and income.  Increases in commodity wood prices may increase sales, but also may decrease margins due to the Company’s limited ability to pass on short-term price increases under existing customer commitments.  Decreases in commodity wood prices can reduce sales and gross profit as a result of the increased cost as a percentage of sales, since the Company ships more raw materials per dollar of sales.  The Company does not utilize any derivative financial instruments to hedge commodity price movements.  BMC Construction purchases certain commodity materials, including wood, steel and concrete, which are used as direct production inputs for construction of the completed house shell which it delivers.

Our business is subject to intense competition.

For the business of high-volume production homebuilders, whom we serve primarily through BMC Construction, we compete with independent framing and shell construction contractors, building materials distribution companies and some of the homebuilders themselves. For the business of custom homebuilders and low volume production homebuilders, whom we serve primarily through BMC West, we compete primarily with privately owned, single-site enterprises as well as local, regional and national building materials chains.

Our growth in certain markets is dependent upon the availability of qualified skilled labor.

Our construction services business is dependent upon the availability of qualified framing employees.  In certain of our markets we have decided to restrict growth due to the limited availability of qualified framing employees.

Executive Officers as of December 31, 2003

Name	Age	Position or Office	Date First Elected as An Officer

Robert E. Mellor	60	Chairman of the Board, President and Chief Executive Officer	1997

Richard F. Blackwood	66	Executive Vice President,	1987
		President BMC West,
		Retired December 31, 2003

Robert L. Becci	63	Vice President and Controller	1990

Ellis C. Goebel	62	Senior Vice President - Finance	1987

Mark R. Kailer	50	Vice President and Treasurer	2003

Jack D. LaRock	60	Vice President; Regional	2001
		Millwork Manager, BMC West

Michael D. Mahre	44	Senior Vice President – Corporate	2001
		Development; Chief
		Executive Officer, BMC Construction

Steven H. Pearson	56	Senior Vice President - Human Resources	1987

Paul S. Street	55	Senior Vice President, Chief	1999
		Administrative Officer, General
		Counsel and Corporate Secretary

Stanley M. Wilson	59	Senior Vice President;	1997
		President and CEO, BMC West

Mr. Mellor became Chairman of the Board of Directors of BMHC in 2002 and has been President and Chief Executive Officer since joining the Company in 1997.  He was previously Of Counsel with the law firm of Gibson, Dunn & Crutcher LLP from 1990 to 1997.  Mr. Mellor also serves as a director of Coeur d’Alene Mines Corporation, The Ryland Group, Inc. and Monroe Muffler Brake Inc.

Mr. Blackwood retired as of December 31, 2003.

Mr. Becci has served as Vice President since 1990 and as Controller since the Company’s inception in 1987.

Mr. Goebel has been Senior Vice President - Finance of BMHC since 1997.  From 1987 to 1997 he served as Vice President and Treasurer of the Company.

Mr. Kailer has been Vice President and Treasurer since 2003. He joined the company in 2000 as Assistant Treasurer. He was previously Senior Manager of Treasury Services at Circle International Group, a publicly-traded global logistics company based in San Francisco, from 1997 to 2000.

Mr. LaRock has been Vice President since 2001 and is the Millwork Manager for the Colorado/Front Range Region.  He was General Manager of Millwork Operations for the Intermountain Division of BMC West since 2000.  He previously held various management positions within the Company since 1993.

Mr. Mahre was elected a Senior Vice President in 2003. He was elected Vice President of Corporate Development in 2001 and made Chief Executive Officer of BMC Construction in 2002. He joined the Company in 1999 as Director of Financial Planning and Analysis. Mr. Mahre was a principal of The Cambria Group, a private equity investment firm, from 1997 to 1999.

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

Mr. Wilson was elected President and CEO of BMC West in 2004 and was appointed a Senior Vice President in 2003. He was elected Vice President in 2000 and has been General Manager of the Pacific Division of BMC West since 1997.  He was manager of the West Coast district of BMC West from 1993 to 1998.

Item 2. Properties

BMHC’s headquarters are in San Francisco, California, with subsidiary administrative offices in Boise, Idaho and San Francisco, California.  We have several types of facilities, including lumber and building materials distribution centers, millwork fabrication and distribution centers and warehouses, truss-manufacturing plants and various sales offices and showrooms.  The facilities listed below do not include stand-alone sales offices or showrooms.  We believe that all of our locations are in good condition and are generally adequate for our needs for the near future.  We own or lease all of our material assets, including land and facilities.

State and City	Date Acquired	Owned Acreage	Leased Acreage

ARIZONA
(1) Chandler	2001	—	12.7
(1) Phoenix – KBI	2001	19.2	—
Phoenix – Royal	2000	—	0.5
(1) Tucson	2001	—	2.2

State and City	Date Acquired	Owned Acreage	Leased Acreage

CALIFORNIA
Bakersfield	2000	3.4	—
Corona	2001	—	2.0
(1) Dixon	2002	—	.1
Fresno	1989	13.0	—
(1) Marysville	2002	—	10.5
(1) Marysville	2002	—	10.0
Merced	1987	2.9	1.0
Modesto	2003	—	10.0
Modesto	1989	14.0	—
San Francisco
Headquarters	1997	—	—

COLORADO
Aspen	1987	4.6	—
Boulder	1990	10.0	—
Colorado Springs	1994	11.4	—
Colorado Springs Millwork	1999	—	0.8
Commerce City	2003	—	.1
Denver Door North	1990	—	1.5
Denver Door South	1997	—	1.2
Denver	1994	9.4	—
Evergreen	1990	3.7	—
Fort Collins	1990	12.0	—
Fort Collins Millwork	2001	0.9	—
Fort Lupton	1994	10.4	—
Glenwood Springs	1990	2.0	—
Greeley	1994	11.1	—
Pueblo	1994	10.7	—
Steamboat Springs	1987	1.3	2.8

FLORIDA
(1) Sunrise	2003	—	.1
(1) Venice	2003	—	.1

IDAHO
Boise	1987	15.8	—
Boise Millwork	1999	—	1.2
Boise (office)	1988	—	—
Idaho Falls	1987	5.3	—
Idaho Falls Truss	1987	6.0	—
Nampa	2003	—	.1
Rexburg	1987	1.9	—

State and City	Date Acquired	Owned Acreage	Leased Acreage

MONTANA
Helena	1998	4.1	—
Helena Truss	1998	3.6	—
Kalispell	1998	5.4	—
Kalispell Door	1999	1.3	—
Missoula	1998	—	15.1
Missoula	2003	—	17.1
Missoula Door	1999	1.4	—
Missoula Wood Specialty	1999	2.8	—

NEVADA
Carson Valley	1998	10.3	—
Las Vegas	2001	—	27.0
Northern Nevada Millwork	1999	0.5	—
Sparks	1997	7.0	—

NORTH CAROLINA
Charlotte – Royal	2000	—	2.4

OREGON
Beaverton	2000	—	0.5
Sherwood	2000	18.3	—

TEXAS
Abilene	1995	16.1	—
Austin	1998	—	4.3
Austin	1995	18.3	—
Austin MWPC	2001	—	0.1
Coppell	1997	9.4	—
Dallas – Marvin	2000	—	0.6
Dallas – Royal	1999	—	1.0
El Paso	1991	7.0	—
Frisco	2000	10.6	2.0
Houston	1997	7.1	—
Houston	1998	—	2.5
Houston	2002	29.0	—
Hurst	1994	6.4	2.3
Killeen	1994	3.6	—
New Braunfels	1995	23.3	—
San Antonio	1998	—	4.2
Wylie	2003	—	.1

State and City	Date Acquired	Owned Acreage	Leased Acreage

UTAH
Heber City	1997	—	2.5
Orem	1987	9.5	—
Salt Lake	1990	13.2	—
Salt Lake Millwork	1999	—	1.4
West Haven	1996	5.4	—
Lindon	2002	6.8	—

VIRGINIA
Fredericksburg	2003	—	.1

WASHINGTON
Everett	1994	29.3	—
Issaquah	1994	16.5	—
Kent	1994	4.5	—
Puget Sound Millwork	1998	—	—
Tacoma	1987	8.9	—
Vancouver	1994	—	5.4

BMHC and BMC are trade names.  Other brand names or trademarks appearing in this Form 10-K are the property of their respective holders.  Locations indicated with a “(1)” are attributed to the BMC Construction business segment.  Remaining properties pertain to the BMC West business segment.

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

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

BMHC’s Common Stock trades on the NASDAQ National Market under the symbol “BMHC”.  The following table sets forth the range of high and low closing sales prices on the NASDAQ National Market for the Common Stock for the periods indicated.  Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Common Stock Prices:
Fiscal 2003	High	Low

Quarter ended March 31, 2003	$15.750	$12.680
Quarter ended June 30, 2003	15.350	12.160
Quarter ended September 30, 2003	15.710	11.750
Quarter ended December 31, 2003	15.530	12.750

Fiscal 2002	High	Low

Quarter ended March 31, 2002	$18.360	$10.850
Quarter ended June 30, 2002	17.720	14.000
Quarter ended September 30, 2002	15.358	10.410
Quarter ended December 31, 2002	14.600	10.000

The Board of Directors approved implementation of a cash dividend program in November 2002.  The first quarterly dividend of $0.05 per common share was declared for shareholders of record December 23, 2002 and payable January 15, 2003.  The Board of Directors approved an increase in the Company’s quarterly cash dividend to $0.06 per common share payable on January 15, 2004 to common shareholders of record as of December 23, 2003.  The amount of dividend payments is included in calculations of certain loan covenants in our bank credit facility.  At March 11, 2004, our Common Stock was held by approximately 3,255 shareholders of record or through nominee or street name accounts with brokers (401 registered holders).  The last sales price for our Common Stock, as reported by NASDAQ on March 11, 2004, was $16.98.

Item 6. Selected Financial Data

The following table shows selected consolidated financial data of BMHC for the years indicated.  It is derived from our audited consolidated financial statements and should be read in conjunction with the disclosures in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the consolidated financial statements and notes thereto presented in our 2003 Annual Report.  (Amounts are in thousands, except share data.)

	2003	2002	2001	2000	1999
Sales
Building Products	$916,256	$867,623	$945,504	$1,013,968	$1,007,108
Construction Services	498,815	293,871	147,363	—	—
Total Sales	1,415,071	1,161,494	1,092,867	1,013,968	1,007,108
Impairment of assets (a)	829	6,698	1,750	1,800	—
Income from operations	40,429	39,121	42,629	42,536	45,662
Interest expense	9,279	9,812	13,553	17,722	13,184
Equity in earnings of unconsolidated companies, net of tax (b)	1,431	—	2,962	4,994	3,061
Change in accounting principle, net of tax (c)	—	(11,650)	—	—	—
Net income	$19,929	$7,015	$20,844	$19,712	$19,683

Income per diluted common share before change in accounting principle	$1.48	$1.41	$1.60	$1.54	$1.80

Net income per common share after change in accounting principle:
Basic	$1.50	$0.54	$1.61	$1.55	$1.55
Diluted	$1.48	$0.53	$1.60	$1.54	$1.54

BALANCE SHEET DATA:

December 31	2003	2002	2001	2000	1999

Working capital	$219,803	$170,492	$160,904	$142,075	$139,283
Total assets	604,199	503,074	485,742	459,634	450,119
Long-term debt, net of current maturities and redeemable preferred stock	189,678	157,375	167,417	165,006	170,547
Shareholders’ equity	$271,010	$251,300	$242,894	$220,555	$200,110

(a) The year ended December 31, 2003 includes a $0.8 million charge related to BMC Construction’s KBI reporting unit.  Specifically, three customer relationships were severed in favor of acquiring new more profitable business relationships.  The year ended December 31, 2002 includes a $6.7 million charge related to BMC West’s Dallas/Ft. Worth and Marvin Windows Reporting Units.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

(b) The years ended December 31, 2001 and 1999 include six months and eight months, respectively, of equity earnings with respect to the Company’s 49% investment in KBI.  See Notes 5 and 7 to the consolidated financial statement for more information.

(c) The year ended December 31, 2002 included a charge related to a change in accounting principle.  See Note 3 to the consolidated financial statements for more information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is presented under the caption “Financial Review” in BMHC’s 2003 Annual Report to Shareholders (“Annual Report”). The information under this caption is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented under the caption “Financial Review” in the Annual Report.  The information under this caption is incorporated herein by this reference.

Item 8. Financial Statements and Supplementary Data

BMHC’s consolidated financial statements and related notes, together with the report of our independent accountants, are presented in the Annual Report and are incorporated herein by this reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Information required by this Item concerning changes in and disagreements with accountants for the year ended December 31, 2003, is presented under the caption “Fees Paid to Independent Auditors—Independent Public Accountants” of the Proxy Statement and is incorporated herein by this reference.

Item 9A. Controls and Procedures

Our principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 130a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003. They have determined that such disclosure controls and procedures are effective to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

We regularly evaluate our internal controls and discuss these matters with our independent accountants and Audit Committee.  Based on these evaluations and discussions, we consider what revisions, improvements or corrections are necessary in order to ensure that our internal controls are and remain effective.

As part of the audit of the financial statements for the year ended December 31, 2003, the Company’s auditors communicated to the Company’s management and Audit Committee two conditions in the Company’s internal controls that were considered to be a material weakness in the Company’s internal controls:  (1) the process to record the liabilities related to its large deductible insurance program and (2) the process utilized by the Company to gather information in order to complete its annual impairment testing of its recorded goodwill and indefinite lived intangible assets as required by generally accepted accounting principles.

As a result, we are currently enhancing internal processes related to recording the liabilities of our large deductible insurance program and the testing and review of actuarial and claims data.  We have a plan in place to avoid these issues in 2004.    We have also implemented a new process involving the timing of communications between field personnel and senior management relating to circumstances that might affect impairment analyses under SFAS 142, particularly relating to amortization of customer relationships.

We are also enhancing our internal controls, processes and procedures to more rapidly and effectively assimilate and integrate businesses that we acquire and to formalize our internal communications processes among the functional departments of human resources, legal, finance and operations as it relates to disclosure matters for our external communications, including our financial statements and management’s discussion and analysis.

We anticipate these enhancements may continue through the end of 2004.  We have implemented interim processes, where appropriate, to insure that we are able to accurately record, process, summarize financial data and prepare financial statements for external purposes that fairly present our financial condition, results of operations and cash flows.

There have been no other significant changes in internal controls, or other factors that could significantly affect internal controls, including any corrective actions with regard to material weaknesses or significant deficiencies.  We intend to continue to proactively refine our internal controls on an ongoing basis as appropriate.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objective of the system are met.   In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote.

PART III

Item 10. Directors and Executive Officers of the Registrant

The nominees for directors of the Company are presented on pages five and six of the Company’s definitive Proxy Statement (“Proxy Statement”) and is incorporated herein by this reference.

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

Item 11. Executive Compensation

Information required by this Item concerning compensation of the Company’s executive officers for the year ended December 31, 2003, is presented under the caption “Executive Compensation and Other Information” of the Proxy Statement and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this Item concerning the security ownership of certain beneficial owners, directors and executive officers,as of December 31, 2003, is set forth under the caption “Security Ownership of Certain Beneficial Owners” of the Proxy Statement and is incorporated herein by this reference.

The following table summarizes the equity compensation plan information as of December 31, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	1,471,177		$12.19	27,000	(2)
Equity compensation plans not approved by security holders	50,000	(3)	12.50	—
Total	1,521,177		$12.20	27,000

(1)               Excludes securities reflected in the second column.  Includes 23,500 from the 1993 Amended and Restated Non-Employee Stock Option Plan and 3,500 from the 2000 Stock Incentive Plan.  The 2000 Stock Incentive Plan allows for an increase of 100,000 shares each year not to exceed 1,100,000 for the plan.

(2)               Includes 23,500 from the 1993 Amended and Restated Non-Employee Stock Option Plan and 3,500 from the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan allows for an increase of 100,000 shares each year not to exceed 1,100,000 for the plan.

(3)               The exercise price was equal to the fair market value of BMHC’s common stock on the date the options were granted.  These options vested in February 2002 and expire 10 years from the date of grant, or 2007.

Item 13. Certain Relationships and Related Transactions

Information required by this Item concerning certain relationships and related transactions during 2003 is set forth under the caption “Certain Relationships and Other Transactions” of the Proxy Statement and is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

Information required by this Item concerning the principal accountant fees and services during 2003 is set forth under the caption “Fees Paid to Independent Auditors” of the Proxy Statement and is incorporated herein by this reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this annual report on Form 10-K:

	1.	Financial Statements:
Incorporated herein by this reference in the Annual Report.

	•	Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001.
	•	Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002.
	•	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.
•	Notes to Consolidated Financial Statements.
•	Report of Independent Accountants.

2.	Financial Statement Schedules:

Report of Independent Accountants on Financial Statement Schedule

I. Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001

Schedules other than those listed are omitted because they are not applicable or because the required information is shown in the financial statements or notes.

	3.	Exhibits:
A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by this reference.

(b)		Reports on Form 8-K

On October 29, 2003, Building Materials Holding Corporation, Registrant, filed a form 8-K with the Securities and Exchange Commission reporting its financial results for the quarter ended September 30, 2003.

On December 11, 2003 Building Materials Holding Corporation , Registrant, filed a Form 8-K with the Securities and Exchange Commission dismissing its independent accountants, PricewaterhouseCoopers LLP and engaging KPMG LLP as its new independent accountants.

Report of Independent Auditors on

Financial Statement Schedule

To the Board of Directors of Building Materials Holding Corporation:

Our audits of the consolidated financial statements referred to in our report dated March 12, 2004 appearing in the 2003 Annual Report to Shareholders of Building Materials Holding Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 12, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUILDING MATERIALS HOLDING CORPORATION

By	/s/ Robert E. Mellor
Robert E. Mellor
President, Chief Executive Officer and Director

Dated: March 15, 2004

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

(i) Principal Executive Officer:	(iv) Directors:

/s/ Robert E. Mellor	/s/ Robert E. Mellor
Robert E. Mellor	Robert E. Mellor
President, Chief Executive Officer and Director	Chairman of the Board of Directors
March 15, 2004	March 15, 2004

(ii) Principal Financial Officer:	/s/ Alec F. Beck
Alec F. Beck
/s/ Ellis C. Goebel	March 15, 2004
Ellis C. Goebel
Senior Vice President — Finance	/s/ Sara L. Beckman
March 15, 2004	Sara L. Beckman
March 15, 2004
(iii) Principal Accounting Officer:
/s/ H. James Brown
/s/ Robert L. Becci	H. James Brown
Robert L. Becci	March 15, 2004
Vice President and Controller
March 15, 2004	/s/ Wilbur J. Fix
Wilbur J. Fix
March 15, 2004

/s/ Donald S. Hendrickson
Donald S. Hendrickson
March 15, 2004

/s/ James K. Jennings, Jr.
James K. Jennings, Jr.
March 15, 2004

/s/ Guy O. Mabry
Guy O. Mabry
March 15, 2004

/s/ Peter S. O’Neill
Peter S. O’Neill
March 15, 2004

/s/ Richard G. Reiten
Richard G. Reiten
March 15, 2004

BUILDING MATERIALS HOLDING CORPORATION

SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

(amounts in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance at End of Year

DEDUCTED FROM ASSET ACCOUNTS:
ALLOWANCE FOR RETURNS, DISCOUNTS AND DOUBTFUL ACCOUNTS

Year Ended December 31, 2003	$2,022	$1,818	$—	$1,415	(1)	$2,425
Year Ended December 31, 2002	$1,966	$2,347	$—	$2,291	(1)	$2,022
Year Ended December 31, 2001	$2,184	$1,679	$—	$1,897	(1)	$1,966

(1)           Represents write-offs of uncollectible receivables, net of recoveries.

BUILDING MATERIALS HOLDING CORPORATION

INDEX TO EXHIBITS

Filed with the Annual Report

on Form 10-K for the

Year Ended December 31, 2003

Exhibit Footnote	Exhibit Number	Description

(f)	3.5	Amended Certificate of Incorporation, filed with the office of the Secretary of State of the State of Delaware on September 23, 1997.

(j)	3.6.1	Amended and Restated By-laws of the Registrant.

(c)	4.2	Form of Note.

(f)	4.7	Rights Agreement, dated September 19, 1997, as amended November 5, 1998 by and between the Registrant and American Stock Transfer and Trust Company.

(a)	10.4*	1990 Bonus Plan of the Company

(l)	10.7.1	Amended Form of Indemnity Agreement between the Company and its officers and directors.

(d)	10.13*	Supplemental Retirement Plan dated January 1, 1993.

(e)	10.19*	Amended and Restated 1992 Non-Qualified Stock Plan.

(e)	10.20*	Amended and Restated 1993 Employee Stock Option Plan.

(e)	10.21*	Amended and Restated 1993 Non-Employee Director Stock Option Plan.

(g)	10.34	Asset Purchase Agreement dated as of October 13, 1999, between BMCW, LLC and Rowland Manufacturing Corporation dba Royal Door Company, Inc.

(g)	10.35	Promissory Note between BMCW, LLC Rowland Manufacturing Corporation dba Royal Door Company, Inc.

	10.36

Amended and Restated Credit Agreement among Wells Fargo Bank, N.A., as Agent, the Company, Letter Of Credit Issuing Bank First Union Bank, as Syndication Agent, and Twelve Other Financial Institutions Party Hereto dated August 13, 2003.

(g)	10.37

Amended and Restated Severance Plan for Certain Key Executive Officers, Senior Management and Key Employees of the Company and its subsidiaries as Adopted by the Board of Directors of the Company on February 17, 2000.

(h)	10.38	Building Materials Holding Corporation 2000 Stock Incentive Plan.

(i)	10.39	Building Materials Holding Corporation Employee Stock Purchase Plan.

(l)	10.40	Employment Agreement by and between Robert E. Mellor and the Company as of June 1, 2002.

	10.41	First Amendment to Employment Agreement between Robert E. Mellor and the Company as of February 23, 2004.

	10.42	Consent of Mercer Oliver Wyman

	11.0	Statement regarding computation of earnings per share.

13.1

Building Materials Holding Corporation’s 2003 Annual Report. Such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this Annual Report on Form 10-K.

	21.1	Subsidiaries of Building Materials Holding Corporation.

	23.1	Consent of PricewaterhouseCoopers LLP.

	24.1	Power of Attorney. Reference is made to page 26.

	31.	Certifications of Chief Executive Officer and Senior Vice President — Finance

	32.	Section 1350 Certifications of Chief Executive Officer Senior Vice President — Finance

(a)	Filed as an Exhibit to the Registration Statement on Form S-1 filed with the Commission on June 6, 1991 (Registration No. 33-41040) (the “Registration Statement”) and incorporated herein by reference.

(b)	Filed as an Exhibit to Amendment No. 2 to the Registration Statement, filed with the Commission on August 2, 1991 and incorporated herein by reference.

(c)	Filed as an Exhibit to Amendment No.1 to the Registration Statement on Form S-1, filed with the Commission on October 20, 1992 (Registration No. 33-52432), and incorporated herein by reference.

(d)	Filed as an Exhibit to Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 30, 1995, and incorporated herein by reference.

(e)	Filed as an Exhibit to Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission on March 28, 1997, and incorporated herein by reference.

(f)	Filed as an Exhibit to BMHC’s Report on Form 8-K12G3, filed with the Commission on September 23, 1997 and incorporated herein by reference.

(g)	Filed as an Exhibit to Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Commission on March 31, 2000, and incorporated herein by reference.

(h)	Filed as an Exhibit to BMHC’s Report on Form S-8, filed with the Commission on August 22, 2000 and incorporated herein by reference.

(i)	Filed as an Exhibit to BMHC’s Report on Form S-8, filed with the Commission on October 2, 2000 and incorporated herein by reference.

(j)	Filed as an Exhibit to Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Commission on November 14, 2001, and incorporated herein by reference.

(k)	Filed as an Exhibit to Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Commission on March 27, 2002, and incorporated herein by reference.

(l)	Filed as an Exhibit to Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Commission on March 26, 2003, and incorporated herein by reference.

* Component of executive compensation.