Form 10-Q
period 2004-03-31
BUILDING MATERIALS HOLDING CORP
filed 2004-05-04
CIK 1046356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of the registrant’s common stock as of May 3, 2004 was 13,401,516.

BUILDING MATERIALS HOLDING CORPORATION

Item 1

Building Materials Holding Corporation

Consolidated Statements of Income

(thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Sales
Building products	$248,735	$187,794
Construction services	168,108	88,598

Total sales	416,843	276,392

Costs and operating expenses
Cost of goods sold
Building products	186,951	140,652
Construction services	147,849	76,442
Impairment of assets	1,273	—
Selling, general and administrative expense	70,626	57,995
Other income, net	507	868

Total costs and operating expenses	406,192	274,221

Income from operations	10,651	2,171

Interest expense	2,754	2,053

Income before income taxes, minority interests and equity earnings	7,897	118

Income taxes	2,734	79

Minority interests (income) loss, net	(975)	85

Equity earnings, net of tax of $297	—	462

Net income	$4,188	$586

Net income per share:

Basic	$0.31	$0.04

Diluted	$0.31	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation

Consolidated Balance Sheets

(thousands, except per share data)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Cash	$25,945	$19,506
Receivables, net	198,836	187,790
Inventory	141,694	111,146
Costs in excess of billings	12,726	8,625
Deferred income taxes	10,796	8,629
Prepaid expenses and other current assets	3,507	5,243

Total current assets	393,504	340,939

Property and equipment, net	164,576	165,400
Other long-term assets	12,737	10,692
Deferred loan costs	2,287	2,406
Other intangibles, net	11,128	12,017
Goodwill	72,745	72,745

Total assets	$656,977	$604,199

LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$133,140	$109,067
Billings in excess of costs and estimated earnings	13,750	12,069
Current portion of long-term debt	2,794	2,905

Total current liabilities	149,684	124,041

Deferred income taxes	5,426	5,354
Long-term debt	209,517	186,773
Other long-term liabilities	12,654	13,276

Total liabilities	377,281	329,444

Minority interests	4,654	3,745

Shareholders’ equity
Common stock, $0.001 par value, 20,000,000 shares authorized; 13,393,541 and 13,333,711 shares issued and outstanding, respectively	13	13
Additional paid-in capital	115,929	115,282
Retained earnings	159,100	155,715

Total shareholders’ equity	275,042	271,010

Total liabilities, minority interests and shareholders’ equity	$656,977	$604,199

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation

Consolidated Statements of Cash Flows

(thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Operating Activities
Net income	$4,188	$586
Items in net income not using (providing) cash:
Depreciation and amortization	5,531	5,007
Deferred income taxes	(2,095)	(1,062)
Net loss (gain) on sale of assets	191	(792)
Equity earnings, net of amortization and before taxes	—	(759)
Minority interests income (loss), net	975	(85)
Changes in assets and liabilities, net of effects of acquisitions and sales of business units:
Receivables, net	(9,739)	1,455
Inventory	(29,874)	(10,066)
Costs in excess of billings	(4,101)	1,321
Prepaid expenses and other current assets	1,736	2,985
Accounts payable and accrued expenses	24,246	1,208
Billings in excess of costs and estimated earnings	1,681	(226)
Other long-term assets and liabilities	767	2,928
Other, net	(1,298)	381
Cash flows (used for) provided by operating activities	(7,792)	2,881

Investing Activities
Purchases of property and equipment	(5,000)	(2,905)
Acquisitions and investments in businesses, net of cash acquired	(3,974)	(23,296)
Proceeds from dispositions of property and equipment	3,388	3,583
Proceeds from sales of business units, net of cash sold	—	6,591
Other, net	(714)	(706)
Cash flows used for investing activities	(6,300)	(16,733)

Financing Activities
Net borrowings under revolving credit agreements	23,500	26,100
Principal payments on term note	(313)	(4,400)
Principal payments on other notes payable	(500)	—
Decrease in book overdrafts	(1,847)	(1,258)
Stock options exercised	647	311
Dividends	(800)	(657)
Other, net	(156)	(138)
Cash flows provided by financing activities	20,531	19,958

Net change in cash	6,439	6,106
Cash, beginning of period	19,506	9,217
Cash, end of period	$25,945	$15,323

Supplemental Disclosure of Cash Flow Information
Accrued but unpaid dividends	$803	$661
Cash paid for interest	$2,747	$2,005
Cash paid for taxes	$5,131	$113

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The quarterly consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

The quarterly consolidated financial statements have not been audited by independent accountants.  However, in the opinion of management, all adjustments necessary to present fairly the results for the period have been included.  The preparation of these consolidated financial statements required estimates and assumptions.  Actual results may differ from those estimates.

Certain reclassifications have been made to amounts reported in the prior periods, none of which affected financial position, results of operations or cash flows.

2.  NET INCOME PER SHARE

Net income per share was determined using the following information (thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net income	$4,188	$586

Weighted average shares used to determine basic net income per share	13,352	13,199
Net effect of dilutive stock options (1)	255	189
Weighted average shares used to determine diluted net income per share	13,607	13,388

Net income per share:
Basic	$0.31	$0.04
Diluted	$0.31	$0.04

Cash dividends per share (2)	$0.06	$0.05

(1)          Stock options to purchase 96,494 and 163,784 shares for the first quarter of 2004 and 2003, respectively, were not dilutive and therefore excluded in the computations of diluted income per share.  Stock options categorized as not dilutive were defined on the basis of the exercise price being greater than the average market value of the shares of common stock in the periods presented.

(2)          Cash dividends accrued in the first quarter of 2004 and 2003 were $0.8 million and $0.7 million, respectively.  In the fourth quarter of 2003, the quarterly dividend was increased to $0.06 per share.

3.  STOCK-BASED COMPENSATION

As of March 31, 2004, there were five stock-based employee compensation plans.  These plans are more fully described in Note 13 of the Annual Report on Form 10-K.  As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, the stock compensation measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations were retained.  Under APB Opinion No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of stock and the option exercise price.  The measurement date is the date at which both the number of options and the exercise price for each option are known.  The following table illustrates the effect on net income and net income per share if the fair value recognition provisions of SFAS No. 123 were applied (thousands, except per share data):

	Three Months Ended March 31,
	2004	2003

Net income	$4,188	$586
Add (Deduct): Total stock-based employee compensation expense determined under intrinsic value method, net of related tax effects	321	(372)

Add (Deduct): Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(718)	126
Pro forma net income	$3,791	$340

Net income per share:
Basic – as reported	$0.31	$0.04
Basic – pro forma	$0.28	$0.03

Diluted – as reported	$0.31	$0.04
Diluted – pro forma	$0.28	$0.03

4.  MINORITY INTERESTS AND EQUITY EARNINGS

Acquisitions of minority interest are accounted for under the purchase method of accounting.  The purchase price is allocated to the assets acquired, including intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition.  Any excess of the purchase price over the estimated fair value of the identifiable assets and liabilities acquired is recorded as goodwill.  Minority interest reflects the proportionate share in the fair value of the identifiable assets and liabilities acquired as of the date of purchase adjusted by the proportionate share of post-acquisition income or loss of the subsidiary.  As the operating results of entities with minority interest are consolidated, minority interest (income) loss represents the income or loss attributable to the other owners.  Operating results of the acquired businesses are included in the consolidated statements of income from the date of acquisition.

WBC Mid-Atlantic

In October of 2003, a 67.33% interest in a newly formed construction business, WBC Mid-Atlantic LLC, was acquired for approximately $5.1 million in cash and the issuance of 15,059 shares of common stock.  The remaining 32.67% interest is owned by the principals of ANM Carpentry, Inc. (ANM), a privately held firm based in Fredericksburg, Virginia, and is recognized as minority interest.  The business venture provides framing services for high-volume production homebuilders in Virginia, Maryland, the District of Columbia and Delaware.

Under the purchase agreement, the Company has the option to purchase the remaining 32.67% of WBC Mid-Atlantic prior to October 1, 2010 subject to certain limitations or prior to October 1, 2006 contingent on the written consent of ANM or if certain other conditions are met.  The principals of ANM have the option to require the Company to purchase the remaining 32.67% interest from October 1, 2008 through October 1, 2010.  The purchase price for the remaining interest will generally be based on a multiple of historical earnings.

WBC Construction

In January of 2003, a 60% interest in a newly formed construction business, WBC Construction, LLC (WBC), was acquired for approximately $22.9 million in cash and the issuance of 70,053 shares of common stock.  The remaining 40% interest is owned by Willard Brothers Construction, Inc., a privately held firm based in Sunrise, Florida.  WBC contracts with high-volume production homebuilders in Florida to construct the slab and structural shell of homes.

Under the purchase agreement, the Company has the option to purchase the remaining 40% interest in WBC from January 16, 2006 through January 16, 2009 and the principals of Willard Brothers Construction, Inc. have the option to require the Company to purchase the remaining 40% of WBC from January 16, 2007 through January 16, 2009.  The purchase price for the remaining 40% will generally be based on a multiple of historical earnings.

When purchased, the investment in WBC was accounted for using the equity method of accounting because the minority owners had certain approval and other rights that precluded consolidation.  On August 11, 2003, WBC’s operating agreement was amended to eliminate certain approval and other rights of the minority interest shareholder.  As a result, the equity method of accounting was ceased and the results of WBC’s operations have been included in the consolidated financial statements effective August 12, 2003.  The 40% ownership interest of Willard Brothers Construction, Inc. is recognized as minority interest.  The consolidation of WBC resulted in an increase in assets of $41.2 million, an increase in liabilities of $12.7 million, an increase in minority interest of $2.3 million and a decrease in equity investments in an unconsolidated company of $26.2 million.

While accounted for under the equity method prior to August 12, 2003, the condensed income statement and financial position for WBC was as follows (thousands):

Three Months Ended March 31, 2003

Sales	$29,184
Income from operations	3,563
Net income	1,506

Company’s share of net income	904
Amortization of intangibles	(145)
Company’s equity in earnings before taxes	$759

March 31, 2003

Current assets	$15,686
Non-current assets	657
Current liabilities	7,451
Non-current liabilities	$4,702

KBI Norcal

In July 2002, a 51% interest in a newly formed partnership, KBI Norcal, was acquired for approximately $5.8 million in cash, $0.8 million of assumed debt and the issuance of 34,364 shares of common stock.  The remaining 49% interest is owned by RJ Norcal, LLC, a privately held firm in Dixon, California, and is recognized as minority interest.  KBI Norcal provides turnkey framing services in northern California.

Under the purchase agreement, the Company has the option to purchase the remaining 49% interest in KBI Norcal from July 1, 2004 through June 30, 2008 and the principals of RJ Norcal, LLC have the option to require the Company to purchase the remaining 49% of KBI Norcal from July 1, 2006 through June 30, 2008.  The purchase price for the remaining 49% will generally be based on a multiple of historical earnings or the contractual minimum of $7.5 million.  On a quarterly basis, an assessment of the fair value of the assets to be acquired is performed.  If the fair value of the net assets to be acquired is less than the amount payable under the contractual minimum, an impairment would be recognized.  As of March 31, 2004, the purchase price would be approximately $7.5 million and no impairment was recognized.  Additionally, contractual minimum purchase prices have not been structured in subsequent acquisitions, nor does management intend to in future acquisitions.

5.  ACQUISITIONS

Acquisitions are accounted for under the purchase method of accounting.  The purchase price is allocated to the assets acquired, including intangibles assets, and liabilities assumed based on their estimated fair values at the date of acquisition.  Any excess of the purchase price over the estimated fair value of the identifiable assets and liabilities acquired is recorded as goodwill.

In March 2004, BMC Construction acquired a building materials distribution business in Tucson, Arizona for $4.0 million in cash.  Assets acquired included accounts receivable of $1.3 million, inventory of $0.7 million, property and equipment of $2.3 million and liabilities of $0.3 million.  Information required to complete the purchase price allocation for certain tangible property is not yet available.  Final allocation of the purchase price will be completed as soon as this information is available.  Had this acquisition taken place as of the beginning of 2003, pro forma results of operations would not have been significantly different from reported amounts.

6.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets represent the values assigned to customer relationships and covenants not to compete.  Intangible assets are amortized on a straight-line basis over their expected useful lives.  Customer relationships are amortized over two to seventeen years and covenants not to compete over three to five years.  Intangible assets consist of the following (thousands):

	March 31, 2004
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$12,600	$(2,540)	$10,060
Covenants not to compete	2,320	(1,252)	1,068
Other	500	(500)	—
	$15,420	$(4,292)	$11,128

	December 31, 2003
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$12,600	$(1,793)	$10,807
Covenants not to compete	2,320	(1,121)	1,199
Other	500	(489)	11
	$15,420	$(3,403)	$12,017

There are no intangible assets with indefinite useful lives.  Estimated amortization expense for intangible assets with definite useful lives is $2.5 million for the remainder of 2004, $1.7 million for 2005, $1.5 million for 2006, $1.0 million for 2007, $0.5 million for 2008 and $3.9 million thereafter.

Goodwill represents the excess of purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses.  Goodwill is assessed annually for impairment and whenever events and circumstances indicate the carrying amount may not be recoverable.  An impairment is recognized if the carrying amount is more than the estimated future operating cash flows as measured by fair value techniques.

Changes in the carrying amount of goodwill by business segment are as follows (thousands):

	BMC West	BMC Construction	Total
Balance, December 31, 2003	$20,830	$51,915	$72,745
Goodwill acquired	—	—	—
Balance, March 31, 2004	$20,830	$51,915	$72,745

7.  DEBT

Long-term debt consists of the following (thousands):

	March 31, 2004
	Balance	Stated Interest Rate	Effective Interest Rate
			Average	March 31
Revolving credit facility	$83,900	Prime plus 1.75% and LIBOR plus 3.00%	4.35%	4.89%

Term note	124,063	Prime plus 2.50% or LIBOR plus 3.25%	4.49%	4.38%

Other	4,348	various	—	—
	212,311

Less: Current portion	2,794

	$209,517

	December 31, 2003
	Balance	Stated Interest Rate	Effective Interest Rate
			Average	December 31
Revolving credit facility	$60,400	Prime plus 1.25% and LIBOR plus 2.50%	4.14%	4.35%

Term note	124,375	Prime plus 2.50% or LIBOR plus 3.25%	4.54%	4.44%

Other	4,903	various	—	—
	189,678

Less: Current portion	2,905

	$186,773

Revolving Credit Facility

In August 2003, the Company entered into a $175 million revolving credit facility with a group of lenders.  Borrowings under the revolving credit facility are limited to 60% of inventory plus 80% of trade receivables.  The borrowing base is calculated monthly and limited to $175 million.  The revolving credit facility matures in August 2008.

As of March 31, 2004, the revolver base was limited to the maximum of $175.0 million, $83.9 million of which was outstanding.  Revolver availability was $64.6 million, net of $26.5 million in outstanding letters of credit.

Term Note

In August 2003, the Company entered into a $125 million term note with a group of lenders.  The term note matures in August 2010 and is payable in quarterly installments for the first six years in amounts equal to 1% of the initial principal amount per year and equal quarterly installments for the remaining principal balance during year seven.

The revolving credit facility and term note are collateralized by all tangible and intangible property, except BMC Insurance, Inc.  Under certain conditions, the revolving credit facility or term note may be increased $50 million in aggregate.  The interest rates for the revolving credit facility and term note are Prime or LIBOR, plus a spread adjusted quarterly based on operating performance.  The revolving credit facility and term note contain covenants and conditions requiring the maintenance of certain financial ratios.  The Company is in compliance with these covenants and conditions.

Other

Other long term debt consists of a term note, equipment notes and capital leases for equipment and software.  Interest rates are various and dates of maturity are through April 2006.

Scheduled maturities of long-term debt are as follows (thousands):

2004	$2,457
2005	2,101
2006	3,228
2007	1,250
2008	85,150
Thereafter	118,125
$212,311

As of March 31, 2004 and December 31, 2003, there were $26.5 million of letters of credit that guaranteed performance or payment to third parties.  These letters of credit reduce borrowing availability under the revolving credit facility.

8.  RECENT ACCOUNTING PRINCIPLES

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which was further revised in December 2003.  FIN 46 required consolidation of entities in which there is a controlling interest or insufficient equity to finance their activities without additional subordinated financial support.  FIN 46 also required disclosure of significant interests in these entities if not consolidated.  We adopted the revised provisions of FIN 46 in the first quarter of 2004.  This adoption had no impact on the consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  The statement establishes standards for how an issuer classifies and measures certain financial arrangements with characteristics of both liabilities and equity.  It requires that an issuer classify a financial arrangement that is within its scope as a liability or an asset in some circumstances.  We adopted this statement on July 1, 2003.  This adoption had no impact on the consolidated financial position, results of operations or cash flows.  Also, certain provisions of this statement were deferred for an indefinite period.  We continue to monitor the deliberations on SFAS No. 150 for its impact, if any, on the consolidated financial position, results of operations or cash flows.

9.  SEGMENT INFORMATION

The consolidated financial statements include operations from two reportable segments:  BMC West and BMC Construction.  These segments represent distinct businesses that are managed separately due to differing products and services.  Each of these businesses requires distinct operating and marketing strategies.  Management reviews the financial performance of the Company based on these operating segments.

BMC West markets and sells building products, manufactures building components and provides construction services.  Products include structural lumber and building supplies purchased from other manufacturers and manufactured building components for construction.  Construction services principally include framing and installation of miscellaneous building materials.  Most products and construction services are sold to custom and low-volume production homebuilders and contractors.

BMC Construction provides turnkey framing, shell construction and other construction services to high-volume production builders.

The financial performance for these reporting segments is based on operating income before interest expense, income taxes, minority interests and equity earnings.  The segments follow the accounting principles described in the Summary of Significant Accounting Policies included in the Annual Report on Form 10-K for the year ended December 31, 2003.  Selected financial information by segment is as follows (thousands):

	Sales			Income (Loss) Before Taxes and Minority Interests
	Trade	Inter- Segment	Total
Three Months Ended March 31, 2004
BMC West	$276,125	$—	$276,125	$14,182
BMC Construction	141,418	—	141,418	6,729
Corporate and other	—	(700)	(700)	(10,260)
	417,543	(700)	416,843	10,651
Interest expense	—	—	—	2,754
	$417,543	$(700)	$416,843	$7,897

Three Months Ended March 31, 2003
BMC West	$207,993	$—	$207,993	$7,600
BMC Construction	68,568	—	68,568	2,539
Corporate and other	—	(169)	(169)	(7,968)
	276,561	(169)	276,392	2,171
Interest expense	—	—	—	2,053
	$276,561	$(169)	$276,392	$118

10.  LEGAL PROCEEDINGS

The Company is involved in litigation and other legal matters arising in the normal course of business.  In the opinion of management, the recovery or liability, if any, under any of these matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Certain statements made in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors are discussed in detail in Form 10-K for the fiscal year ended December 31, 2003.  Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.  We disclaim any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements contained in the Annual Report on Form 10-K or this Form 10-Q except as required by law.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report to Shareholders for information regarding our critical accounting policies and estimates.

The following table sets forth for the periods indicated the percentage relationship to sales of certain costs, expenses and income items.  The table and subsequent discussion should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this document and in the Annual Report on Form 10-K for the year ended December 31, 2003.

	Three months ended March 31,
	2004	2003
Sales
Building products	59.6%	67.9%
Construction services	40.4	32.1
Total sales	100.0	100.0

Costs and operating expenses
Cost of goods sold
Building products (1)	75.1	74.9
Construction services (2)	88.0	86.2
Total cost of goods sold	80.3	78.5

Impairment of assets	0.3	—
Selling, general and administrative expense	16.9	21.0
Other income, net	0.1	0.3

Income from operations	2.6	0.8

Interest expense	0.7	0.8
Income taxes	0.7	—
Minority interests (income) loss, net	0.2	—
Equity earnings, net of tax	—	0.2

Net income	1.0%	0.2%

(1) As a percentage of building products sales

(2) As a percentage of construction services sales

OVERVIEW

The consolidated financial statements include operations from two business segments: BMC West and BMC Construction.  Sales and income are derived from providing building products and construction services to homebuilders and contractors at the local, regional and national levels.  BMC West markets building products and construction services primarily to custom and low-volume production homebuilders and contractors, while BMC Construction provides construction services to high-volume production homebuilders.

The home construction industry continues to benefit from a stable economy with historically low interest rates enabling many people to become first time home buyers or move up to larger homes.  BMHC, with its presence in growing geographic markets throughout the nation, has been able to take advantage of this healthy economy and positive homebuilding trend.  Building permit activity for single-family residences in the markets served by the Company continues to show favorable comparisons against prior year.

Currently, the home construction industry appears to be benefiting from buyers’ expectations that mortgage interest rates will be rising in the near future.  Given this apparent trend, it is uncertain whether the increased level of building activity fueled by concerns over rising interest rates will be sustained for the remainder of the year.

The first quarter of 2004 experienced unexpected increases in commodity wood product prices which contributed to higher sales at BMC West and BMC Construction.  Assuming continued strength in the home-building marketplace, commodity wood product prices may sustain their current levels or even rise further.  However, commodity wood product prices have historically been subject to significant volatility and as such, cannot be predicted in the short or long term.

Throughout the following discussion, financial measures are used which are not in accordance with generally accepted accounting principles in the United States (GAAP).  These measures exclude the impact of acquisitions when analyzing sales as well as the charge for impairment of assets which affects operating income.  We believe these measures provide meaningful information regarding operating performance and facilitate improved comparability and greater transparency.  Wherever non-GAAP financial measures have been used, they are reconciled to their GAAP counterparts.  These non-GAAP financial measures may be different from non-GAAP financial measures used by other companies.  Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.

FIRST QUARTER OF 2004 COMPARED TO THE FIRST QUARTER OF 2003

Consolidated Sales

The following table shows consolidated and business segment sales adjusted for the impact of acquisitions for the periods ended March 31, 2004 and 2003 (millions):

	BMC West		BMC Construction		Inter-segment Eliminations		Total
	2004	2003	2004	2003	2004	2003	2004	2003
Sales	$276.1	$208.0	$141.4	$68.6	$(0.7)	$(0.2)	$416.8	$276.4
Less acquisitions	(3.2)	—	(61.6)	—	—	—	(64.8)	—

Adjusted sales	$272.9	$208.0	$79.8	$68.6	$(0.7)	$(0.2)	$352.0	$276.4

Consolidated sales for the first quarter of 2004 were $416.8 million, a 50.8% increase over sales of $276.4 million for the same period in 2003.  Almost half of the increase in sales was due to acquisitions that were not present or consolidated in the first quarter of 2003.  After removing the impact of acquisitions, adjusted sales were $352.0 million, a 27.4% increase over sales of $276.4 million.  The increase was due to rising commodity wood product prices and growth in comparable business unit sales at BMC West and BMC Construction.

BMC West

Sales at BMC West were $276.1 million in the first quarter of 2004, an increase of 32.7% compared to $208.0 million for the comparable period in 2003.  The higher sales relative to prior year were primarily due a significant rise in commodity wood product prices as well as growth in comparable business unit sales.  Building permit activity, which precedes the actual start of home construction activity, was favorable in the markets served by BMC West, rising 12.6% for single-family residences compared to the same period in the preceding year.

BMC Construction

Sales at BMC Construction were $141.4 million for the first quarter of 2004, an increase of 106.1% compared to $68.6 million for the same period in 2003.  After adjusting for the impact of acquisitions which were not present or consolidated in the first quarter of 2003, sales were $79.8 million, an increase of 16.3% compared to $68.6 million in 2003.  Unit volume as measured by the number of housing units started and including BMC Construction’s investment in a Florida construction services company not consolidated in the first quarter of 2003, increased 30.5% to 5,670 starts compared to 4,344 starts in 2003.  Unit volume was favorable due to strong construction activity in the geographic markets served by BMC Construction.  Sales per start, including the Florida construction company, were $24,942, up 13.9% compared to $21,892 per start for the comparable period in 2003.  Sales per start benefited from rising commodity wood product prices and a higher proportion of larger homes being constructed within the overall sales mix.

Income from Operations

The following table provides operating income by business segment adjusted for the impact of asset impairments for the periods ended March 31, 2004 and 2003 (millions):

	BMC West		BMC Construction		Corporate & Other		Total
	2004	2003	2004	2003	2004	2003	2004	2003
Operating income	$14.2	$7.6	$6.7	$2.5	$(10.2)	$(7.9)	$10.7	$2.2
Asset impairment	1.3	—	—	—	—	—	1.3	—

Adjusted operating income	$15.5	$7.6	$6.7	$2.5	$(10.2)	$(7.9)	$12.0	$2.2

Consolidated operating income rose to $10.7 million for the first three months of 2004 compared to $2.2 million for the first quarter of 2003.  Corporate and other costs were higher in the first quarter of 2004 compared to the prior period due mainly to increases in compensation related expenses.  The following analysis of income from operations at the business segment level provides further explanation of the quarter over quarter comparisons.

BMC West

Income from operations at BMC West rose to $14.2 million for the first three months of 2004 compared to $7.6 million in 2003.  Despite property impairments of $1.3 million related to surplus real estate as well as an operating loss at a construction services operating unit, the strong increase in sales contributed to enhanced operating results compared to the prior year.  Buyer demand strengthened during a typically slower homebuilding quarter of the construction season.  The impact of rising commodity wood product prices, which may have an adverse effect on gross margins, were mitigated due to effective inventory management.  Additionally, operating income benefited from the effective monitoring of operating expenses which were lower as a percentage of sales compared to the same period in 2003.

BMC Construction

Income from operations at BMC Construction increased 168.0% to $6.7 million for the first three months of 2004 compared to $2.5 million for the same period in 2003.  Operations in northern California, which reported a loss in the first quarter of 2003, rebounded with a strong contribution to operating income largely due to improvements in operating efficiencies related to the integration of lumber and truss operations with framing operations.  The remainder of the increase was primarily attributable to volume increases at operations in the Southwest and the change from the equity method of accounting to consolidation of a construction services company in Florida.

LIQUIDITY AND CAPITAL RESOURCES

The primary need for capital resources is to fund working capital and acquisitions, as well as finance capital expenditures.  Capital resources have primarily consisted of cash flows from operations and the incurrence of debt.

Operations

As of March 31, 2004, net cash used for operating activities was $7.8 million compared to $2.9 million provided in the same quarter last year.  Improved sales in the current quarter generated net income, while working capital requirements increased.  The cash outflow was principally due to increases in accounts receivable as a result of higher sales.

Capital Investments and Acquisitions

In the current quarter, $6.3 million was used for investing activities.  These investing activities included the acquisition of a building materials distribution yard for $4.0 million and $1.6 million for the acquisition of capital assets, net of cash provided from dispositions.  The total cash used was $10.4 million lower than the same quarter last year when $23.3 million, before post-closing adjustments, was invested in a Florida construction services company and $6.6 million was received for the sale of a business unit in Great Falls, Montana.

Financing

Net cash provided by financing activities was $20.5 million in the first quarter of 2004, compared to $20.0 million in 2003.  The primary source of cash from financing activities during the quarter ended March 31, 2004 was $23.5 million in net borrowings from the revolving credit facility.

Revolving Credit Facility

In August 2003, the Company entered into a $175 million revolving credit facility with a group of lenders.  Borrowings under the revolving credit facility are limited to 60% of inventory plus 80% of trade receivables.  The borrowing base is calculated monthly and limited to $175 million.  The revolving credit facility matures in August 2008.

As of March 31, 2004, the revolver base was limited to the maximum of $175.0 million, $83.9 million of which was outstanding.  Revolver availability was $64.6 million, net of $26.5 million in outstanding letters of credit.  The interest rate for the revolving credit facility is Prime plus 1.75% and LIBOR plus 3.00% and is subject to change quarterly based on operating performance.

Term Note

In August 2003, the Company entered into a $125 million term note with a group of lenders.  The term note matures in August 2010 and is payable in quarterly installments for the first six years in amounts equal to 1% of the initial principal amount per year and equal quarterly installments for the remaining principal balance during year seven.

As of March 31, 2004, $124.1 million was outstanding under the term loan.  The interest rate for the term loan is Prime plus 2.50% or LIBOR plus 3.25% and is subject to change quarterly based on operating performance.

The revolving credit facility and term note are collateralized by all tangible and intangible property, except BMC Insurance, Inc.  Under certain conditions, the revolving credit facility or term note may be increased $50 million in aggregate.  The revolving credit facility and term note contain covenants and conditions requiring the maintenance of certain financial ratios.  The Company is in compliance with these covenants and conditions.

Equity

In the third quarter of 1998, a shelf registration was filed with the Securities and Exchange Commission to register 2,000,000 shares of common stock.  The Company may issue these shares from time to time in connection with future business combinations, mergers and/or acquisitions.  As part of the acquisition of WBC Mid-Atlantic in October 2003, WBC in January 2003 and KBI Norcal in July 2002, shares of common stock of 15,059, 70,053 and 34,364 respectively, were issued from this registration (See Note 4).

Based on the historical ability to generate cash flows from operations, borrowing capacity under the revolving credit facility and access to debt and equity markets, management believes it will have sufficient capital to meet its anticipated needs.

New Accounting Standards

Refer to Note 8 of the consolidated financial statements for a full description of recent accounting pronouncements including the expected dates of adoption and effects on the consolidated financial position, results of operations or cash flows.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Changes in interest expense occur when market interest rates change.  Changes in the carrying amount of debt could also increase these risks.  Based on debt outstanding at March 31, 2004, a 25 basis point increase in interest rates would result in approximately $520,000 of additional interest costs annually.  Derivative financial instruments are not currently utilized to hedge interest rate risks.

Prices of commodity wood products, which are subject to significant volatility, adversely impact operating income when prices rapidly rise or fall within a relatively short period of time.  Derivative financial instruments are not utilized to hedge commodity wood product prices.

The cash equity incentive plan is partially based on changes in the stock price.  Under the plan, a $1.00 increase or decrease in the stock price after March 31, 2004 would result in a change in compensation expense of approximately $43,000.

Home mortgage interest rates are an important factor influencing the homebuilding industry.  The current economic environment is characterized by interest rates that are at historically low levels.  As interest rates rise, the level of residential homebuilding activity may be adversely impacted.

Quarterly Results and Seasonality

The first and fourth quarters historically have been, and are expected to continue to be, adversely affected by weather patterns in some markets, causing decreases in levels of residential construction activity.  In addition, quarterly results historically have reflected, and are expected to continue to reflect, fluctuations from period to period from various other factors, including general economic conditions, commodity wood prices, interest rates, building permit activity, single-family housing starts, employment levels, consumer confidence and the availability of credit to professional homebuilders and contractors.

Item 4 – Controls and Procedures

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Office and Chief Financial Officer, of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934.  This evaluation was conducted to determine whether the disclosure controls and procedures were effective and timely in bringing material information to the attention of senior management.  Based on that evaluation, the Chief Executive Office and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring material information required to be disclosed in reports filed under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decision regarding required disclosure.

We have enhanced internal controls related to the availability of loss data and actuarial information for insurance deductibles and our routine assessment for the potential impairment of intangible assets and goodwill.  We also enhanced internal controls related to the assimilation and integration of acquired businesses and our internal communications regarding compensation matters.  We monitor the effectiveness of our internal controls on a continuous basis in order to preserve our ability to record, process, summarize, report and disclose accurate and timely information for decision-making and financial reporting purposes.

Our disclosure controls and procedures and internal controls over financial reporting are routinely evaluated and tested for effectiveness.  These evaluations are discussed with management and the Audit Committee.  As a result of these evaluations, revisions and corrective actions are made to ensure the effectiveness of our disclosure controls and procedures and internal controls over financial reporting.  During the quarterly period covered by this report, there were no other significant changes in the design or operation of our internal controls over financial reporting that could materially affect, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1                Legal Proceedings

The Company is involved in litigation and other legal matters arising in the normal course of business.  In the opinion of management the recovery or liability, if any, under any of these matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows.

Item 6                Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit #	Description
	11.0	Statement regarding computation of earnings per share (See Note 2)

	31.1	Section 302 Certification

	31.2	Section 302 Certification

	32.0	Section 906 Certifications

(b)	Reports on Form 8-K

On February 27, 2004, Building Materials Holding Corporation, Registrant, filed a Form 8-K with the Securities and Exchange Commission reporting its fourth quarter and full year 2003 financial results.

On March 18, 2004, Building Materials Holding Corporation, Registrant, filed a Form 8-K/A with the Securities and Exchange Commission announcing the dismissal of PricewaterhouseCoopers LLP as its independent accountants and engaging KPMG LLP as the Company’s new independent accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDING MATERIALS HOLDING CORPORATION

Date: May 4, 2004	/s/ Robert E. Mellor
Robert E. Mellor
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2004	/s/ William M. Smartt
William M. Smartt
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)