Form 10-Q
period 2004-06-30
BUILDING MATERIALS HOLDING CORP
filed 2004-08-05
CIK 1046356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2004

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

(415) 627-9100
(Registrant's telephone number, including area code)

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

Yes ☒ No ☐

The number of shares outstanding of the registrant's common stock as of August 4, 2004 was 13,465,434.

BUILDING MATERIALS HOLDING CORPORATION

Item 1

Building Materials Holding Corporation
Consolidated Statements of Income
(thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales
Building products	$319,236	$226,097	$566,572	$413,891
Construction services	224,157	96,169	393,664	184,767

Total sales	543,393	322,266	960,236	598,658

Costs and operating expenses
Cost of goods sold
Building products	244,176	168,386	430,374	309,038
Construction services	193,021	81,547	341,623	157,989
Impairment of assets	--	--	1,273	--
Selling, general and administrative expense	79,633	62,568	150,259	120,563
Other (income) expense, net	90	(554)	(417)	(1,422)

Total costs and operating expenses	516,920	311,947	923,112	586,168

Income from operations	26,473	10,319	37,124	12,490

Interest expense	3,157	2,365	5,911	4,418

Income before income taxes, minority interests and equity earnings	23,316	7,954	31,213	8,072

Income taxes	8,214	3,149	10,948	3,228

Minority interests (income) loss, net	(2,522)	197	(3,497)	282

Equity earnings, net of tax of $416 and $713, respectively	--	647	--	1,109

Net income	$12,580	$5,649	$16,768	$6,235

Net income per share:

Basic	$0.94	$0.43	$1.25	$0.47

Diluted	$0.92	$0.42	$1.23	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Balance Sheets
(thousands, except per share data)
(unaudited)
	June 30,	December 31,
	2004	2003
ASSETS
Cash	$29,612	$19,506
Receivables, net of allowances of $4,421 and $2,425	245,713	187,790
Inventory	168,674	111,146
Costs in excess of billings	13,723	8,625
Deferred income taxes	12,778	8,629
Prepaid expenses and other current assets	3,701	5,243

Total current assets	474,201	340,939

Property and equipment, net	167,883	165,400
Other long-term assets	21,099	10,692
Deferred loan costs	2,167	2,406
Other intangibles, net	10,416	12,017
Goodwill	72,979	72,745

Total assets	$748,745	$604,199

LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$172,479	$109,067
Billings in excess of costs and estimated earnings	12,843	12,069
Current portion of long-term debt	2,662	2,905

Total current liabilities	187,984	124,041

Deferred income taxes	4,569	5,354
Long-term debt	247,052	186,773
Other long-term liabilities	15,317	13,276

Total liabilities	454,922	329,444

Minority interests	7,175	3,745

Shareholders' equity
Common stock, $0.001 par value, 20,000,000 shares authorized; 13,421,575 and 13,333,711 shares issued and outstanding, respectively	13	13
Additional paid-in capital	116,259	115,282
Accumulated other comprehensive income	(500)	--
Retained earnings	170,876	155,715

Total shareholders' equity	286,648	271,010

Total liabilities, minority interests and shareholders' equity	$748,745	$604,199

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Cash Flows
(thousands)
(unaudited)
	Six Months Ended June 30,
	2004	2003
Operating Activities
Net income	$16,768	$6,235
Items in net income not using (providing) cash:
Depreciation and amortization	11,198	10,358
Deferred income taxes	(4,934)	(810)
Loss (gain) on sale of assets, net	530	(763)
Equity earnings, net of amortization and before taxes	--	(1,822)
Minority interests income (loss), net	3,497	(282)
Changes in assets and liabilities, net of effects of acquisitions and sales of business units:
Receivables, net	(56,616)	(18,396)
Inventory	(56,854)	(11,337)
Costs in excess of billings	(5,098)	--
Prepaid expenses and other current assets	2,399	3,865
Accounts payable and accrued expenses	64,848	16,809
Billings in excess of costs and estimated earnings	774	--
Other long-term assets and liabilities	3,217	3,413
Other, net	(1,353)	532

Cash flows (used) provided by operating activities	(21,624)	7,802

Investing Activities Purchases of property and equipment	(14,314)	(7,478)
Acquisitions and investments in businesses, net of cash acquired	(4,810)	(22,923)
Proceeds from dispositions of property and equipment	4,443	4,981
Proceeds from sales of business units, net of cash sold	--	6,591
Purchase of marketable securities	(9,000)	--
Other, net	(833)	(992)

Cash flows used by investing activities	(24,514)	(19,821)

Financing Activities
Net borrowings under revolving credit facility	61,400	25,300
Principal payments on term note	(625)	(8,800)
Principal payments on other notes payable	(500)	--
(Decrease) increase in book overdrafts	(2,916)	3,775
Stock options exercised	930	747
Dividends	(1,603)	(1,318)
Other, net	(442)	(273)

Cash flows provided by financing activities	56,244	19,431

Net Change in Cash	10,106	7,412
Cash, beginning of period	19,506	9,217
Cash, end of period	$29,612	$16,629

Supplemental Disclosure of Cash Flow Information
Accrued but unpaid dividends	$805	$665
Cash paid for interest	$5,137	$4,357
Cash paid for taxes	$11,618	$988

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

Certain reclassifications have been made to amounts reported in prior periods, none of which affected financial position, results of operations or cash flows.

2. NET INCOME PER SHARE

Net income per share was determined using the following information (thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$12,580	$5,649	$16,768	$6,235

Weighted average shares used to determine basic net income per share	13,408	13,282	13,380	13,241
Net effect of dilutive stock options (1)	295	154	277	171
Weighted average shares used to determine diluted net income per share	13,703	13,436	13,657	13,412

Net income per share:
Basic	$0.94	$0.43	$1.25	$0.47
Diluted	$0.92	$0.42	$1.23	$0.46

Cash dividends per share (2)	$0.06	$0.05	$0.12	$0.10

(1) Stock options to purchase 55,535 and 578,229 shares for the second quarter of 2004 and 2003, respectively, and stock options to purchase 69,450 and 256,979 for the six months ended June 30, 2004 and 2003, respectively, were not dilutive and therefore excluded in the computations of diluted income per share. Stock options categorized as not dilutive were defined on the basis of the exercise price being greater than the average market value of the shares of common stock in the periods presented.

(2) Cash dividends were $0.8 million and $0.7 million for the second quarter of 2004 and 2003, respectively, and $1.6 million and $1.3 million for the six months ended June 30, 2004 and 2003, respectively.

3. STOCK-BASED COMPENSATION

Incentive and Performance Plan
The 2004 Incentive and Performance Plan was approved by shareholders at the annual meeting in May 2004 and replaces the 2000 Stock Incentive Plan (2000 Plan) and the Second Amended and Restated Non-Employee Director Stock Option Plan (Director Plan). No further grants or awards will be made under the 2000 Plan or the Director Plan. The 2004 Incentive and Performance Plan provides performance-based compensation to employees and non-employee directors. The plan provides for the granting of stock options, stock appreciation rights, restricted stock, other stock-based awards, performance awards and non-discretionary awards. A total of 1.2 million shares of common stock are reserved for issuance under the plan, of which 201,000 options and 64,500 shares of restricted stock have been authorized and issued. The stock options vest at an annual rate of 25%, while the restricted stock vests three years after the date of grant.

As of June 30, 2004, there were six stock-based compensation plans. Stock-based compensation plans other than the 2004 Incentive and Performance Plan are more fully described in Note 13 of the Annual Report on Form 10-K. As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, the stock compensation measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations were retained. Under APB Opinion No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known. The following table illustrates the effect on net income and net income per share if the fair value recognition provisions of SFAS No. 123 were applied (thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income	$12,580	$5,649	$16,768	$6,235
Add: Total stock-based employee compensation expense determined under intrinsic value method, net of related tax effects	97	226	418	221

(Deduct): Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(578)	(573)	(1,296)	(808)
Pro forma net income	$12,099	$5,302	$15,890	$5,648

Net income per share:
Basic - as reported	$0.94	$0.43	$1.25	$0.47
Basic - pro forma	$0.90	$0.40	$1.19	$0.43

Diluted - as reported	$0.92	$0.42	$1.23	$0.46
Diluted - pro forma	$0.88	$0.39	$1.16	$0.42

4. MINORITY INTERESTS AND EQUITY EARNINGS

Acquisitions are accounted for under the purchase method of accounting. The purchase price is allocated to the assets acquired, including intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess of the purchase price over the estimated fair value of the identifiable assets and liabilities acquired is recorded as goodwill. Minority interest reflects the other owners' proportionate share in the fair value of the identifiable assets and liabilities acquired as of the date of purchase adjusted by the proportionate share of post-acquisition income or loss of the subsidiary. As the operating results of entities with minority interest are consolidated, minority interest (income) loss represents the income or loss attributable to the other owners. Operating results of the acquired businesses are included in the consolidated statements of income from the date of acquisition.

WBC Mid-Atlantic
In October of 2003, a 67.33% interest in a newly formed construction business, WBC Mid-Atlantic LLC, was acquired for approximately $5.1 million in cash and the issuance of 15,059 shares of common stock. The remaining 32.67% interest is owned by the principals of ANM Carpentry, Inc. (ANM) and is recognized as minority interest. The business venture provides framing services for high-volume production homebuilders in Virginia, Maryland, the District of Columbia and Delaware.

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

WBC Construction
In January of 2003, a 60% interest in a newly formed construction business, WBC Construction, LLC (WBC), was acquired for approximately $22.9 million in cash and the issuance of 70,053 shares of common stock. The remaining 40% interest is owned by Willard Brothers Construction, Inc. and its principal members. WBC contracts with high-volume production homebuilders in Florida to construct the slab and structural shell of homes.

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

When purchased, the investment in WBC was accounted for using the equity method of accounting because the minority owners had certain approval and other rights that precluded consolidation.  On August 11, 2003, WBC's operating agreement was amended to eliminate certain approval and other rights of the minority interest shareholder.  As a result, the equity method of accounting was ceased and the results of WBC's operations have been included in the consolidated financial statements effective August 12, 2003. The 40% ownership interest is recognized as minority interest.  The consolidation of WBC resulted in an increase in assets of $41.2 million, an increase in liabilities of $12.7 million, an increase in minority interest of $2.3 million and a decrease in equity investments in an unconsolidated company of $26.2 million.

While accounted for under the equity method prior to August 12, 2003, the condensed income statement and financial position for WBC was as follows (thousands):

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Sales	$43,647	$72,831
Income from operations	4,538	8,101
Net income	2,018	3,524

Company's share of net income	1,210	2,114
Amortization of intangibles	(147)	(292)
Company's equity in earnings before taxes	$1,063	$1,822

June 30, 2003
Current assets	$23,777
Non-current assets	655
Current liabilities	14,489
Non-current liabilities	$5,129

KBI Norcal
In July 2002, a 51% interest in a newly formed partnership, KBI Norcal, was acquired for approximately $5.8 million in cash, $0.8 million of assumed debt and the issuance of 34,364 shares of common stock. The remaining 49% interest is owned by RJ Norcal, LLC and is recognized as minority interest. KBI Norcal provides turnkey framing services in northern California.

Under the purchase agreement, the Company has the option to purchase the remaining 49% interest in KBI Norcal from July 1, 2004 through June 30, 2008 and the principals of RJ Norcal, LLC have the option to require the Company to purchase the remaining 49% of KBI Norcal from July 1, 2006 through June 30, 2008. The purchase price for the remaining interest will generally be based on a multiple of historical earnings or the contractual minimum of $7.5 million. On a quarterly basis, an assessment of the fair value of the assets to be acquired is performed. If the fair value of the net assets to be acquired is less than the amount payable under the contractual minimum, an impairment would be recognized. As of June 30, 2004, the purchase price was in excess of the contractual minimum and no impairment was recognized. Additionally, contractual minimum purchase prices have not been structured in subsequent acquisitions, nor does management intend to in future acquisitions.

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

In March 2004, BMC Construction acquired a distribution facility and associated operating assets in Tucson, Arizona for $4.0 million in cash. Assets acquired included accounts receivable of $1.3 million, inventory of $0.7 million, property and equipment of $2.3 million and liabilities of $0.3 million. Had this acquisition taken place as of the beginning of 2003, pro forma results of operations would not have been significantly different from reported amounts.

In June 2004, BMC West acquired a framing business in Denver, Colorado for $0.8 million in cash. Assets acquired included intangibles of $0.2 million, goodwill of $0.2 million and other assets of $0.4 million. Had this acquisition taken place as of the beginning of 2003, pro forma results of operations would not have been significantly different from reported amounts.

6. IMPAIRMENT OF ASSETS

Long-lived assets such as property, equipment and intangibles with finite lives are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment is recognized if the carrying amount is more than the estimated future operating cash flows on an undiscounted basis. In the first quarter of 2004, an impairment of $1.3 million for certain BMC West properties was recognized.

7. INTANGIBLE ASSETS AND GOODWILL

Intangible assets represent the values assigned to customer relationships and covenants not to compete. Intangible assets are amortized on a straight-line basis over their expected useful lives. Customer relationships are amortized over two to seventeen years and covenants not to compete over three to five years. Intangible assets consist of the following (thousands):

	June 30 , 2004
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$12,755	$(3,287)	$9,468
Covenants not to compete	2,329	(1,381)	948
Other	500	(500)	--
	$15,584	$(5,168)	$10,416

	December 31, 2003
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$12,600	$(1,793)	$10,807
Covenants not to compete	2,320	(1,121)	1,199
Other	500	(489)	11
	$15,420	$(3,403)	$12,017

There are no intangible assets with indefinite useful lives. Estimated amortization expense for intangible assets with definite useful lives is $1.6 million for the remainder of 2004, $1.7 million for 2005, $1.6 million for 2006, $1.0 million for 2007, $0.5 million for 2008 and $4.0 million thereafter.

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

Changes in the carrying amount of goodwill by business segment are as follows (thousands):

	BMC West	BMC Construction	Total
Balance, December 31, 2003	$20,830	$51,915	$72,745
Goodwill acquired	234	--	234
Balance, June 30, 2004	$21,064	$51,915	$72,979

8. DEBT

Long-term debt consists of the following (thousands):
	June 30, 2004
	Balance	Stated Interest Rate	Notional Amount of Interest Rate Swaps	Effective Interest Rate
				Quarterly Average	As of June 30
Revolving credit facility	$121,800	LIBOR plus 2.75% and Prime plus 1.50%	$--	4.51%	4.36%

Term note	123,750	LIBOR plus 2.75% or Prime plus 2.00%	100,000	4.81%	6.61%

Other	4,164	Various	--	--	--
	249,714		$100,000

Less: Current portion	2,662

	$247,052

	December 31, 2003
	Balance	Stated Interest Rate	Notional Amount of Interest Rate Swaps	Effective Interest Rate
				Quarterly Average	As of Dec. 31
Revolving credit facility	$60,400	LIBOR plus 2.50% and Prime plus 1.75%	--	4.04%	4.31%

Term note	124,375	LIBOR plus 3.25% or Prime plus 2.50%	--	4.44%	4.44%

Other	4,903	Various	--	--	--
	189,678

Less: Current portion	2,905

	$186,773

Revolving Credit Facility
In August 2003, the Company entered into a $175 million revolving credit facility with a group of lenders. In July 2004 and pursuant to the agreement, the borrowing capacity of the revolving credit facility was increased by $50 million. Borrowings under the revolving credit facility are limited to 60% of inventory plus 80% of trade receivables. The borrowing base is calculated monthly and limited to $225 million, as amended. The revolving credit facility matures in August 2008.

The interest rate for the revolving credit facility is LIBOR and Prime, plus an interest rate spread adjusted quarterly based on operating performance. In May 2004, the revolving credit facility was amended to reduce the interest rate spreads by 25 basis points. Accordingly, the quarterly adjusted interest rate spreads are LIBOR plus 1.0% to 2.75% and Prime plus 0.0% to 1.5%, dependent on operating performance.

As of June 30, 2004, the revolver base was limited to the maximum of $175.0 million, $121.8 million of which was outstanding. Revolver availability was $26.7 million, net of $26.5 million in outstanding letters of credit.

Term Note
In August 2003, the Company entered into a $125 million term note with a group of lenders. The term note matures in August 2010 and is payable in quarterly installments for the first six years in amounts equal to 1% of the initial principal amount per year and equal quarterly installments for the remaining principal balance during year seven. In May 2004, the term note was amended to reduce the interest rate spread by 50 basis points. The interest rate for the term note is LIBOR plus a spread of 2.75%, or Prime plus a spread of 2.00%.

The revolving credit facility and term note are collateralized by all tangible and intangible property, except the captive insurance subsidiary. The revolving credit facility and term note contain covenants and conditions requiring the maintenance of certain financial ratios. The Company is in compliance with these covenants and conditions.

Other
Other long term debt consists of a term note, equipment notes and capital leases for equipment and software. Interest rates are various and dates of maturity are through April 2006.

Hedging Activities
In June 2004, the Company entered into interest rate swap contracts that effectively convert a portion of the floating rate borrowings of the term note to a fixed interest rate through June 2009, thus reducing the impact of changes in interest rates on future interest expense. Approximately 81% of the outstanding floating rate borrowings of the term note as of June 30, 2004 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. The interest rate on $100 million of the $123.8 million floating rate borrowings outstanding at June 30, 2004 is fixed at an average rate of 7.14%. After giving effect to the interest rate swap contracts, total borrowings are 42% fixed and 58% floating.

The fair value of derivative instruments is based on pricing models using current market rates. The fair value of the interest rate swap contracts was a long-term liability of $0.9 million as of June 30, 2004 and the effective portion was recorded as other comprehensive income, a separate component of shareholders' equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings. A corresponding deferred tax asset of $0.3 million was also recorded in other comprehensive income for the income tax deduction related to the estimated liability of the interest rate swap contracts. The ineffective portion of the gain or loss is immediately recognized as a component of interest expense. There was no hedge ineffectiveness for the period ended June 30, 2004. The Company may choose not to swap floating debt to a fixed rate or may terminate a previously executed swap if the floating rate positions are more beneficial.

Scheduled maturities of long-term debt are as follows (thousands):

2004	$1,424
2005	2,100
2006	3,765
2007	1,250
2008	123,050
Thereafter	118,125
$249,714

As of June 30, 2004 and December 31, 2003, there were $26.5 million of letters of credit that guaranteed performance or payment to third parties. These letters of credit reduce borrowing availability under the revolving credit facility.

9. RECENT ACCOUNTING PRINCIPLES

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which was further revised in December 2003. FIN 46 required consolidation of entities in which there is a controlling interest or insufficient equity to finance their activities without additional subordinated financial support. FIN 46 also required disclosure of significant interests in these entities if not consolidated. We adopted the revised provisions of FIN 46 in the first quarter of 2004. This adoption had no impact on the consolidated financial position, results of operations or cash flows.

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

10. SEGMENT INFORMATION

The consolidated financial statements include operations from two reportable segments: BMC West and BMC Construction. These segments represent distinct businesses that are managed separately due to differing products and services. Each of these businesses require distinct operating and marketing strategies. Management reviews the financial performance of the Company based on these operating segments.

BMC West markets and sells building products, manufactures building components and provides construction services. Products include structural lumber and building supplies purchased from other manufacturers and manufactured building components for construction. Construction services principally include framing and installation of miscellaneous building materials. Building products and construction services are sold to custom and low-volume homebuilders as well as a limited number of high-volume production builders.

BMC Construction provides framing and other construction services to high-volume production builders.

The financial performance for these reporting segments is based on income from operations before interest expense, income taxes, minority interests and equity earnings. The segments follow the accounting principles described in the Summary of Significant Accounting Policies included in the Annual Report on Form 10-K for the year ended December 31, 2003. Selected financial information by segment is as follows (thousands):

	Sales			Income (Loss) Before Taxes and Minority Interests
	Trade	Inter-Segment	Total
Three Months Ended June 30, 2004
BMC West	$360,185	$--	$360,185	$26,383
BMC Construction	183,659	--	183,659	13,338
Corporate and other	--	(451)	(451)	(13,248)
	543,844	(451)	543,393	26,473
Interest expense	--	--	--	3,157
	$543,844	$(451)	$543,393	$23,316

Three Months Ended June 30, 2003
BMC West	$246,694	$--	$246,694	$13,676
BMC Construction	75,822	--	75,822	5,527
Corporate and other	--	(250)	(250)	(8,884)
	322,516	(250)	322,266	10,319
Interest expense	--	--	--	2,365
	$322,516	$(250)	$322,266	$7,954

	Sales			Income (Loss) Before Taxes and Minority Interests
	Trade	Inter-Segment	Total
Six Months Ended June 30, 2004
BMC West	$636,310	$--	$636,310	$40,565
BMC Construction	325,077	--	325,077	20,067
Corporate and other	--	(1,151)	(1,151)	(23,508)
	961,387	(1,151)	960,236	37,124
Interest expense	--	--	--	5,911
	$961,387	$(1,151)	$960,236	$31,213

Six Months Ended June 30, 2003
BMC West	$454,687	$--	$454,687	$21,276
BMC Construction	144,390	--	144,390	8,066
Corporate and other	--	(419)	(419)	(16,852)
	599,077	(419)	598,658	12,490
Interest expense	--	--	--	4,418
	$599,077	$(419)	$598,658	$8,072

11. LEGAL PROCEEDINGS

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The consolidated financial statements include operations from two business segments: BMC West and BMC Construction. Sales and income are derived from providing building products and construction services to homebuilders and contractors at the local, regional and national levels. BMC West markets building products and construction services to custom and low-volume homebuilders as well as a limited number of high-volume production builders BMC Construction provides framing and other construction services to high-volume production builders.

Construction activity in our markets remained strong for the second quarter of 2004 and appears to be holding firm for the third quarter relative to prior year. Home construction activity typically experiences a seasonal slowdown in production levels during the fourth and first quarters of a calendar year. Currently, a favorable interest rate environment for home buyers and a stable economy continue to provide impetus for construction activity.

For the first six months of 2004, the building materials and home construction industry continued to benefit from sustained higher levels of commodity wood product prices relative to prior year. Assuming continued strength in the homebuilding marketplace, commodity wood product prices may maintain their current levels. However, commodity wood product prices have historically been subject to significant volatility and as such, cannot be predicted in the short or long term.

Throughout the following discussion, financial measures are used which are not in accordance with generally accepted accounting principles in the United States (GAAP). These measures exclude the impact of acquisitions when analyzing sales and income from operations. We believe these measures provide meaningful information regarding operating performance and facilitate improved comparability and greater transparency. Wherever non-GAAP financial measures have been used, they are reconciled to their GAAP counterparts. These non-GAAP financial measures may be different from non-GAAP financial measures used by other companies. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.

Results of Operations

The following table sets forth for the periods indicated the percentage relationship to consolidated sales of certain costs, expenses and income items. The table and subsequent discussion should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this document and in the Annual Report on Form 10-K for the year ended December 31, 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales
Building products	58.7%	70.2%	59.0%	69.1%
Construction services	41.3	29.8	41.0	30.9
Total sales	100.0	100.0	100.0	100.0

Costs and operating expenses
Cost of goods sold
Building products (1)	76.5	74.5	76.0	74.7
Construction services (2)	86.1	84.8	86.8	85.5
Total cost of goods sold	80.4	77.6	80.4	78.0

Impairment of assets	--	--	0.1	--
Selling, general and administrative expense	14.7	19.4	15.7	20.1
Other (income) expense, net	--	(0.2)	--	(0.2)

Income from operations	4.9	3.2	3.8	2.1

Interest expense	0.6	0.7	0.6	0.7
Income taxes	1.5	1.0	1.1	0.6
Minority interests (income) loss, net	(0.5)	0.1	(0.4)	--
Equity earnings, net of tax	--	0.2	--	0.2

Net income	2.3%	1.8%	1.7%	1.0%

(1) As a percentage of building products sales
(2) As a percentage of construction services sales

Consistent with our growth strategy focused on expanding construction services in our existing markets and extending geographically into new markets, the year-over-year comparisons for sales related to construction services demonstrate progress toward this strategy. The effect of acquisitions at BMC Construction were primarily responsible for the change in the sales mix for the comparable periods.

SECOND QUARTER OF 2004 COMPARED TO THE SECOND QUARTER OF 2003

Consolidated Sales

The following table shows consolidated and business segment sales adjusted for the impact of acquisitions for the quarter ended June 30, 2004 and 2003 (millions):

	BMC West		BMC Construction		Inter-segment Eliminations		Total
	2004	2003	2004	2003	2004	2003	2004	2003
Sales	$360.2	$246.7	$183.7	$75.8	$(0.5)	$(0.2)	$543.4	$322.3
Less acquisitions	(12.5)	--	(74.0)	--	--	--	(86.5)	--

Adjusted sales	$347.7	$246.7	$109.7	$75.8	$(0.5)	$(0.2)	$456.9	$322.3

Consolidated sales for the second quarter of 2004 were $543.4 million, a 69% increase over sales of $322.3 million for the same period in 2003. The increase was attributable to higher commodity wood product prices, acquisitions that were not consolidated or present in the second quarter of 2003 and growth in comparable business unit sales at the BMC West and BMC Construction business segments. After removing the impact of acquisitions, adjusted sales were $456.9 million, a 42% increase over the prior year.

BMC West
Sales at BMC West were $360.2 million in the second quarter of 2004, an increase of 46% compared to $246.7 million for the comparable period in 2003. The increase in sales relative to prior year was primarily due to higher prices for commodity wood products as well as growth in comparable business unit sales. Buyer demand maintained its strength as low interest rates helped fuel new home construction activity. In particular, the Colorado market rebounded from the prior year and contributed to the improved sales performance. The issuance of single-family building permits, which precede the actual start of construction and indicate the level of building activity in the markets served by BMC West, were 21% higher compared to the prior year as reported by the U.S. Commerce Department.

BMC Construction
Sales at BMC Construction were $183.7 million for the second quarter of 2004, an increase of 142% compared to $75.8 million for the same period in 2003. After adjusting for the impact of acquisitions which were not consolidated or present in the comparable quarter of 2003, sales were $109.7 million, an increase of 45% compared to the prior year. Sales were higher as a function of rising construction material costs which were partially passed onto customers and strong construction activity in the geographic markets served by BMC Construction.

Income from Operations

The following table provides operating income by business segment for the quarter ended June 30, 2004 and 2003 (millions):

	BMC West		BMC Construction		Corporate and Other		Total
	2004	2003	2004	2003	2004	2003	2004	2003
Operating income	$26.4	$13.7	$13.3	$5.5	$(13.2)	$(8.9)	$26.5	$10.3
Acquisitions (income) loss	1.1	--	(3.4)	--	--	--	(2.3)	--

Adjusted operating income	$27.5	$13.7	$9.9	$5.5	$(13.2)	$(8.9)	$24.2	$10.3

Consolidated operating income rose to $26.5 million for the second quarter of 2004 compared to $10.3 million for the second quarter of 2003. Corporate and other costs were higher in the second quarter of 2004 compared to the prior period mainly due to increases in compensation expense related to improved operating performance. The following analysis of income from operations by business segment provides further explanation of the quarter over quarter comparisons.

BMC West
Income from operations at BMC West rose 93% to $26.4 million for the second quarter of 2004 compared to $13.7 million in 2003. The strong increase in sales relative to prior year was primarily responsible for contributing to enhanced operating results. Partially offsetting the strong increase in sales, were lower gross margins resulting from the limited ability to pass along commodity wood product price increases to customers. The substantial decrease in selling, general and administrative expenses as a percentage of sales was mainly a function of the effects of higher sales due to increases in the prices of commodity wood products.

BMC Construction
Income from operations at BMC Construction increased 142% to $13.3 million for the second quarter of 2004 compared to $5.5 million for the same period in 2003. After excluding the impact of acquisitions that were not consolidated or present in comparable periods, operating income of $9.9 million in 2004 compares to $5.5 million in the prior year, an 80% increase. Operations in northern California rebounded with a strong contribution to operating income largely due to improved project management and operating efficiencies related to the integration of lumber and truss operations with framing. The remainder of the increase was primarily attributable to volume increases at operations in the Southwest and the favorable contribution of an acquired construction services company in Florida that changed from the equity method of accounting to consolidation in the second half of 2003.

FIRST SIX MONTHS OF 2004 COMPARED TO THE FIRST SIX MONTHS OF 2003

Consolidated Sales

The following table shows consolidated and business segment sales adjusted for the impact of acquisitions for the periods ended June 30, 2004 and 2003 (millions):
	BMC West		BMC Construction		Inter-segment Eliminations		Total
	2004	2003	2004	2003	2004	2003	2004	2003
Sales	$636.3	$454.7	$325.1	$144.4	$(1.2)	$(0.4)	$960.2	$598.7
Less acquisitions	(20.1)	--	(136.4)	--	--	--	(156.5)	--

Adjusted sales	$616.2	$454.7	$188.7	$144.4	$(1.2)	$(0.4)	$803.7	$598.7

Consolidated sales for the first six months of 2004 were $960.2 million, a 60% increase over sales of $598.7 million for the same period in 2003. After removing the impact of acquisitions, adjusted sales were $803.7 million in 2004, a 34% increase over sales of $598.7 million in the prior year.

BMC West
Sales at BMC West were $636.3 million for the first six months in 2004, an increase of 40% compared to $454.7 million for the comparable period in 2003. The higher sales were primarily due to rising commodity wood product prices as well as growth in comparable business unit sales. The Colorado market continued to outpace prior year performance levels. Low interest rates over the first six months of the year spurred new home construction, while single-family building permits, which precede the actual start of construction and indicate the level of building activity in the markets served by BMC West, were 18.7% higher compared to the prior year as reported by the U.S. Commerce Department.

BMC Construction
Year to date sales at BMC Construction for the period ended June 30, 2004, were $325.1 million, an increase of 125% compared to $144.4 million for the same period in 2003. The favorable impact of acquisitions was largely responsible for this significant increase. After adjusting for the impact of acquisitions which were not consolidated or present during the first half of 2003, sales were $188.7 million, an increase of 31% compared to $144.4 million in 2003. Consistent with the second quarter's sales performance, the improvement was largely attributable to higher sales as a function of rising construction material costs which were partially passed onto customers and strong construction activity in the geographic markets served by BMC Construction.

Income from Operations

The following table provides operating income by business segment for the periods ended June 30, 2004 and 2003 (millions):
	BMC West		BMC Construction		Corporate and Other		Total
	2004	2003	2004	2003	2004	2003	2004	2003
Operating income	$40.6	$21.3	$20.1	$8.1	$(23.6)	$(16.9)	$37.1	$12.5
Acquisitions (income) loss	2.2	--	(4.3)	--	--	--	(2.1)	--

Adjusted operating income	$42.8	$21.3	$15.8	$8.1	$(23.6)	$(16.9)	$35.0	$12.5

Consolidated operating income rose to $37.1 million in 2004 compared to $12.5 million in 2003. Corporate and other costs were higher compared to the prior period mainly due to compensation expense related to improved operating performance. The following analysis of income from operations by business segment provides further explanation of the period comparisons.

BMC West
Income from operations at BMC West rose to $40.6 million for the first half of 2004 compared to $21.3 million for the same period in 2003. The elevated sales relative to prior year, mainly due to higher commodity wood prices, were a key driver in achieving the results for the period. Gross profit margins were lower than prior year due to the limited ability to pass along commodity price increases to customers. As a percentage of sales, operating expenses experienced a sharp decline as a consequence of the significantly higher sales level achieved for the period relative to prior year.

BMC Construction
Income from operations at BMC Construction increased 148% to $20.1 million for the first six months of 2004 compared to $8.1 million for the same period in 2003. After excluding the impact of acquisitions that were not consolidated or present in comparable periods, operating income of $15.8 million in 2004 compares to $8.1 million in the prior year period. Operations in northern California rebounded with a strong contribution to operating income largely due to improved project management and operating efficiencies related to the integration of lumber and truss operations with framing. The remainder of the increase was primarily attributable to volume increases at operations in the Southwest and the favorable contribution of an acquired construction services company in Florida that changed from the equity method of accounting to consolidation in the second half of 2003.

LIQUIDITY AND CAPITAL RESOURCES

The primary need for capital resources is to fund working capital and acquisitions, as well as finance capital expenditures. Capital resources have primarily consisted of cash flows from operations and the incurrence of debt. For the first six months of 2004, cash was largely utilized to fund working capital requirements, primarily accounts receivable, whereas cash in the same period for 2003 was primarily used to invest in acquisitions and fixed assets.

Operations
For the period ended June 30, 2004, net cash used for operating activities was $21.6 million compared to $7.8 million provided in the same period of 2003. Significantly higher net income in 2004 provided $10.5 million additional cashflow over 2003, however this was offset by working capital requirements for accounts receivable and inventory.

Capital Investments and Acquisitions
For the period, $24.5 million was used for investing activities. Cash use of $14.3 million for property and equipment, $4.8 million for the acquisitions of two businesses and $9.0 million invested in marketable securities at the captive insurance subsidiary was $4.7 million higher than the same period last year when $19.8 million was used primarily for the acquisition of new businesses.

Financing
Net cash provided by financing activities was $56.2 million for the first six months of 2004, compared to $19.4 million in 2003. The primary source of cash from financing activities during the period ended June 30, 2004 was $61.4 million in net borrowings from the revolving credit facility.

Revolving Credit Facility
In August 2003, the Company entered into a $175 million revolving credit facility with a group of lenders. In July 2004 and pursuant to the agreement, the borrowing capacity of the revolving credit facility was increased by $50 million. Borrowings under the revolving credit facility are limited to 60% of inventory plus 80% of trade receivables. The borrowing base is calculated monthly and limited to $225 million, as amended. The revolving credit facility matures in August 2008 .

The interest rate for the revolving credit facility is LIBOR and Prime, plus an interest rate spread adjusted quarterly based on operating performance. In May 2004, the revolving credit facility was amended to reduce the interest rate spreads by 25 basis points. Accordingly, the quarterly adjusted interest rate spreads are LIBOR plus 1.0% to 2.75% and Prime plus 0.0% to 1.5%, dependent on operating performance.

As of June 30, 2004, the revolver base was limited to the maximum of $175.0 million, $121.8 million of which was outstanding. Revolver availability was $26.7 million, net of $26.5 million in outstanding letters of credit.

Term Note
In August 2003, the Company entered into a $125 million term note with a group of lenders. The term note matures in August 2010 and is payable in quarterly installments for the first six years in amounts equal to 1% of the initial principal amount per year and equal quarterly installments for the remaining principal balance during year seven.

As of June 30, 2004, $123.8 million was outstanding under the term note. In May 2004, the term note was amended to reduce the interest rate spread by 50 basis points. The interest rate for the term note is LIBOR plus a spread of 2.75% or Prime plus a spread of 2.00%.

The revolving credit facility and term note are collateralized by all tangible and intangible property, except the captive insurance subsidiary. The revolving credit facility and term note contain covenants and conditions requiring the maintenance of certain financial ratios. The Company is in compliance with these covenants and conditions.

Hedging Activities
In June 2004, the Company entered into interest rate swap contracts that effectively convert a portion of the floating rate borrowings of the term note to a fixed interest rate through June 2009, thus reducing the impact of changes in interest rates on future interest expense. Approximately 81% of the outstanding floating rate borrowings of the term note as of June 30, 2004 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. The interest rate on $100 million of the $123.8 million floating rate borrowings outstanding at June 30, 2004 is fixed at an average rate of 7.14%. After giving effect to the interest rate swap contracts, total borrowings are 42% fixed and 58% floating ..

The fair value of derivative instruments is based on pricing models using current market rates. The fair value of the interest rate swap contracts was a long-term liability of $0.9 million as of June 30, 2004 and the effective portion was recorded as other comprehensive income, a separate component of shareholders' equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings. A corresponding deferred tax asset of $0.3 million was also recorded in other comprehensive income for the income tax deduction related to the estimated liability of the interest rate swap contracts. The ineffective portion of the gain or loss is immediately recognized as a component of interest expense. There was no hedge ineffectiveness for the period ended June 30, 2004. The Company may choose not to swap floating debt to a fixed rate or may terminate a previously executed swap if the floating rate positions are more beneficial.

Equity
In the third quarter of 1998, a shelf registration was filed with the Securities and Exchange Commission to register two million shares of common stock. The Company may issue these shares from time to time in connection with future business combinations, mergers and/or acquisitions. As part of the acquisition of WBC Mid-Atlantic in October 2003, WBC in January 2003 and KBI Norcal in July 2002, 15,059, 70,053 and 34,364 shares of common stock respectively, were issued from this registration (see Note 4).

Based on the historical ability to generate cash flows from operations, borrowing capacity under the revolving credit facility and access to debt and equity markets, management believes it will have sufficient capital to meet its anticipated needs.

New Accounting Standards
Refer to Note 9 of the consolidated financial statements for a full description of recent accounting pronouncements including the expected dates of adoption and effects on the consolidated financial position, results of operations or cash flows.

Forward-Looking Statements and Critical Accounting Policies and Estimates
Certain statements made in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors are discussed in detail in Form 10-K for the fiscal year ended December 31, 2003. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements contained in the Annual Report on Form 10-K or this Form 10-Q except as required by law. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report to Shareholders for information regarding critical accounting policies and estimates.

Quarterly Results and Seasonality
The first and fourth quarters historically have been, and are expected to continue to be, adversely affected by weather patterns in some markets, causing decreases in levels of residential construction activity. In addition, quarterly results historically have reflected, and are expected to continue to reflect, fluctuations from period to period from various other factors including general economic conditions, commodity wood product prices, interest rates, building permit activity, single-family housing starts, employment levels, consumer confidence and the availability of credit to professional builders and contractors.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Prices of commodity wood products, which are subject to significant volatility, adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. Derivative financial instruments are not utilized to hedge commodity wood product prices.

Home mortgage interest rates are an important factor influencing the homebuilding industry. The current economic environment is characterized by interest rates that are at historically low levels. As interest rates rise, the level of homebuilding activity may be adversely impacted.

Changes in interest expense occur when market interest rates change. Changes in the carrying amount of debt could also increase these risks. Based on debt outstanding at June 30, 2004, a 25 basis point increase in interest rates would result in approximately $0.4 million of additional interest costs annually. Interest rate swap contracts are currently utilized to hedge interest rate risks.

The cash equity incentive plan is partially based on changes in the stock price. Under the plan, an increase or decrease in the stock price after June 30, 2004 is not expected to have a significant impact on income from operations.

Item 4 - Controls and Procedures

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. This evaluation was conducted to determine whether the disclosure controls and procedures were effective and timely in bringing material information to the attention of senior management. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring material information required to be disclosed in reports filed under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our Chie f Executive Officer and Chief Financial Officer to allow timely decision regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1    Legal Proceedings

The Company is involved in litigation and other legal matters arising in the normal course of business. In the opinion of management, the recovery or liability, if any, under any of these matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows.

Item 4    Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 4, 2004. A total of 13,369,481 shares of common stock were outstanding at the date of record and entitled to vote at the meeting. Of the total outstanding, 12,606,157 shares were represented at the meeting, while 763,324 shares were not voted.

Shareholders voted for the election of directors whose terms expire in 2005 as follows:

Name	For	Withheld
Robert E. Mellor	11,137,360	1,468,797
Alec F. Beck	11,124,903	1,481,254
Sara L. Beckman	11,076,947	1,529,210
H. James Brown	11,256,722	1,349,435
Donald S. Hendrickson	11,133,314	1,472,843
James K. Jennings, Jr.	11,141,282	1,464,875
R. Scott Morrison, Jr.	11,290,004	1,316,153
Peter S. O'Neill	10,692,736	1,913,421
Richard G. Reiten	10,439,596	2,166,561

The 2004 Incentive and Performance Plan was approved and votes were cast as follows:

For	Withheld	Abstain	Not Voted
7,536,813	3,272,165	42,298	1,754,881

Item 6    Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit #	Description
	11.0	Statement regarding computation of earnings per share (see Note 2)

	31.1	Section 302 Certification

	31.2	Section 302 Certification

	32.0	Section 906 Certifications

(b)	Reports on Form 8-K	On April 1, 2004, Building Materials Holding Corporation, Registrant, filed a Form 8-K with the Securities and Exchange Commission announcing the appointment of William M. Smartt as Senior Vice President and Chief Financial Officer.

On April 27, 2004, Building Materials Holding Corporation, Registrant, filed a Form 8-K with the Securities and Exchange Commission announcing its financial results for the first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDING MATERIALS HOLDING CORPORATION

Date: August 5, 2004	/s/ Robert E. Mellor
Robert E. Mellor Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2004	/s/ William M. Smartt
William M. Smartt Senior Vice President and Chief Financial Officer (Principal Financial Officer)