Form 10-Q
period 2004-09-30
BUILDING MATERIALS HOLDING CORP
filed 2004-11-03
CIK 1046356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2004

OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

Yes    X    No

The number of shares outstanding of the registrant’s common stock as of November 2, 2004 was 13,718,366.

BUILDING MATERIALS HOLDING CORPORATION

   Item 1

Building Materials Holding Corporation
Consolidated Statements of Income
(thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Sales
Building products	$335,650	$256,847	$902,222	$670,738
Construction services	255,830	139,478	649,494	324,245
Total sales	591,480	396,325	1,551,716	994,983

Costs and operating expenses
Cost of goods sold
Building products	255,276	192,655	685,650	501,693
Construction services	217,399	121,874	559,022	279,863
Impairment of assets	--	--	1,273	--
Selling, general and administrative
expenses	85,284	65,194	235,543	185,757
Other (income) expense, net	(1,559)	1,048	(1,976)	(374)
Total costs and operating expenses	556,400	380,771	1,479,512	966,939

Income from operations	35,080	15,554	72,204	28,044

Interest expense	4,273	2,409	10,184	6,827

Income before income taxes, minority
interests and equity earnings	30,807	13,145	62,020	21,217

Income taxes	11,815	4,875	22,763	8,104

Minority interests (income), net	(896)	(675)	(4,393)	(393)

Equity earnings, net of tax of $206 and $918 respectively	--	321	--	1,431

Net income	$18,096	$7,916	$34,864	$14,151

Net income per share:

Basic	$1.34	$0.59	$2.60	$1.07

Diluted	$1.29	$0.59	$2.53	$1.05

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Balance Sheets
(thousands, except share data)
(unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Cash	$23,556	$19,506
Receivables, net of allowances of $5,137 and $2,425	268,360	187,790
Inventory	162,185	111,146
Costs in excess of billings	19,258	8,625
Deferred income taxes	13,933	8,629
Prepaid expenses and other current assets	4,459	5,243

Total current assets	491,751	340,939

Property and equipment, net	165,347	165,400
Other long-term assets	27,917	10,692
Deferred loan costs	2,212	2,406
Other intangibles, net	13,918	12,017
Goodwill	81,088	72,745

Total assets	$782,233	$604,199

LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$192,527	$109,067
Billings in excess of costs and estimated earnings	18,279	12,069
Current portion of long-term debt	2,958	2,905

Total current liabilities	213,764	124,041

Deferred income taxes	2,363	5,354
Long-term debt	234,290	186,773
Other long-term liabilities	19,910	13,276

Total liabilities	470,327	329,444

Minority interests	5,750	3,745

Shareholders' equity
Common stock, $0.001 par value, 20,000,000 shares authorized; 13,706,540 and 13,333,711 shares issued and outstanding respectively	13	13
Additional paid-in capital	120,140	115,282
Accumulated other comprehensive (loss)	(1,872)	--
Retained earnings	187,875	155,715

Total shareholders' equity	306,156	271,010

Total liabilities, minority interests and shareholders' equity	$782,233	$604,199

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Cash Flows
(thousands)
(unaudited)

	Nine Months Ended September 30,
Operating Activities	2004	2003
Net income	$34,864	$14,151
Items in net income not using (providing) cash:
Depreciation and amortization	17,239	15,752
Deferred income taxes	(8,295)	(1,902)
Loss (gain) on sale of assets, net	1,270	(773)
Equity earnings, net of amortization and before taxes of $918	--	(2,349)
Deferred financing costs	--	660
Minority interests income, net	4,393	393
Changes in assets and liabilities, net of effects of acquisitions and sales of business units:
Receivables, net	(76,475)	(39,563)
Inventory	(49,163)	(19,638)
Costs in excess of billings	(10,633)	(4,486)
Prepaid expenses and other current assets	2,655	5,648
Accounts payable and accrued expenses	86,412	34,151
Billings in excess of costs and estimated earnings	6,210	4,287
Other long-term assets and liabilities	2,868	4,948
Other, net	(999)	502
Cash flows provided by operating activities	10,346	11,781

Investing Activities
Purchases of property and equipment	(22,909)	(10,960)
Acquisitions and investments in businesses, net of cash acquired	(20,927)	(24,278)
Proceeds from dispositions of property and equipment	11,468	5,937
Proceeds from sales of business units, net of cash sold	--	6,591
Purchase of marketable securities	(13,468)	--
Other, net	(990)	(950)
Cash flows used by investing activities	(46,826)	(23,660)

Financing Activities
Net borrowings under revolving credit facility	47,725	300
Principal payments on term note	(938)	(9,113)
Borrowings under term note	--	31,500
Principal payments on other notes payable	(500)	--
(Decrease) increase in book overdrafts	(7,015)	2,673
Deferred financing costs	(175)	(1,299)
Stock options exercised	4,282	792
Dividends	(2,408)	(1,983)
Other, net	(441)	(414)
Cash flows provided by financing activities	40,530	22,456

Net Change in Cash	4,050	10,577
Cash, beginning of period	19,506	9,217
Cash, end of period	$23,556	$19,794

Supplemental Disclosure of Cash Flow Information
Accrued but unpaid dividends	$1,096	$665
Cash paid for interest	$9,425	$6,912
Cash paid for taxes	$21,048	$1,483

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

2.  NET INCOME PER SHARE

Net income per share was determined using the following information (thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income	$18,096	$7,916	$34,864	$14,151

Weighted average shares used to determine basic net income per share	13,525	13,308	13,429	13,263
Net effect of dilutive stock options and restricted stock (1)	473	140	352	160
Weighted average shares used to determine diluted net income per share	13,998	13,448	13,781	13,423

Net income per share:
Basic	$1.34	$0.59	$2.60	$1.07
Diluted	$1.29	$0.59	$2.53	$1.05

Cash dividends per share (2)	$0.08	$0.05	$0.20	$0.15

(1)	Stock options to purchase 589,254 shares for the third quarter of 2003 and stock options to purchase 30,665 and 578,004 shares for the nine months ended September 30, 2004 and 2003 respectively, were not dilutive and therefore excluded in the computations of diluted income per share. Stock options categorized as not dilutive were defined on the basis of the exercise price being greater than the average market value of the shares of common stock in the periods presented.

(2)	Cash dividends were $1.1 million and $0.7 million for the third quarter of 2004 and 2003 respectively, and $2.7 million and $2.0 million for the nine months ended September 30, 2004 and 2003 respectively.

3.  STOCK-BASED COMPENSATION

Incentive and Performance Plan
The 2004 Incentive and Performance Plan (2004 Plan) was approved by shareholders at the annual meeting in May 2004 and replaces the 2000 Stock Incentive Plan (2000 Plan), the Second Amended and Restated Non-Employee Director Stock Option Plan (Director Plan) and Senior Officer Performance Bonus Plan (Bonus Plan).  No further grants or awards will be made under the 2000 Plan, Director Plan or Bonus Plan.  The 2004 Incentive and Performance Plan provides performance-based compensation to employees and non-employee directors.  The plan provides for the granting of stock options, stock appreciation rights, restricted stock, other stock-based awards, performance awards and non-discretionary awards.  A total of 1.2 million shares of common stock are reserved for issuance under the plan, of which 201,000 options and 74,500 shares of restricted stock have been authorized and issued.  Stock options vest ratably over three years and restricted stock vests after three years.

As of September 30, 2004, there were six stock-based compensation plans.  Currently, stock-based compensation is issued only under the 2004 Plan.  Stock-based compensation plans are more fully described in Note 13 of the Annual Report on Form 10-K.  As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, the stock compensation measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations were retained.  Under APB Opinion No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of stock and the option exercise price.  The measurement date is the date at which both the number of options and the exercise price for each option are known.  The following table illustrates the effect on net income and net income per share if the fair value recognition provisions of SFAS No. 123 were applied (thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income	$18,096	$7,916	$34,864	$14,151
Add (Deduct): Total stock-based employee compensation expense determined under intrinsic value method, net of related tax effects	152	(6)	570	215

(Deduct): Total stock-based employee compensation expense determined under fair value based method for all awards,net of related tax effects	(1,042)	(294)	(2,338)	(1,102)
Pro forma net income	$17,206	$7,616	$33,096	$13,264

Net income per share:
Basic - as reported	$1.34	$0.59	$2.60	$1.07
Basic - pro forma	$1.27	$0.57	$2.46	$1.00

Diluted - as reported	$1.29	$0.59	$2.53	$1.05
Diluted - pro forma	$1.23	$0.57	$2.40	$0.99

4.  MINORITY INTERESTS AND EQUITY EARNINGS

Acquisitions are accounted for under the purchase method of accounting.  The purchase price is allocated to the assets acquired, including intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition.  Any excess of the purchase price over the estimated fair value of the identifiable assets and liabilities acquired is recorded as goodwill.  Minority interest reflects the other owners’ proportionate share in the fair value of the identifiable assets and liabilities acquired as of the date of purchase adjusted by the proportionate share of post-acquisition income or loss of the subsidiary.  As the operating results of entities with minority interest are consolidated, minority interest

(income) loss represents the income or loss attributable to the other owners.  Operating results of the acquired businesses are included in the consolidated statements of income from the date of acquisition.

WBC Mid-Atlantic
In October of 2003, a 67.33% interest in a newly formed construction business, WBC Mid-Atlantic LLC, was acquired for approximately $5.1 million in cash and the issuance of 15,059 shares of common stock.  The remaining 32.67% interest is owned by ANM Carpentry, Inc. (ANM) and is recognized as minority interest.  The business venture provides framing services for high-volume production homebuilders in Virginia, Maryland, the District of Columbia and Delaware.

Under the purchase agreement, the Company has the option to purchase the remaining 32.67% of WBC Mid-Atlantic prior to October 1, 2010 subject to certain limitations, or prior to October 1, 2006 contingent on the written consent of ANM or if certain other conditions are met.  The principals of ANM have the option to require the Company to purchase the remaining 32.67% interest from October 1, 2008 through October 1, 2010.  The purchase price for the remaining interest will generally be based on a multiple of historical earnings.

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

When purchased, the investment in WBC was accounted for using the equity method of accounting because the minority owners had certain approval and other rights that precluded consolidation.  On August 11, 2003, WBC’s operating agreement was amended to eliminate certain approval and other rights of the minority interest shareholders.  As a result, the equity method of accounting was ceased and the results of WBC’s operations have been included in the consolidated financial statements effective August 12, 2003.  The 40% ownership interest is recognized as minority interest.  The consolidation of WBC resulted in an increase in assets of $41.2 million, an increase in liabilities of $12.7 million, an increase in minority interest of $2.3 million and a decrease in equity investments in an unconsolidated company of $26.2 million.

While accounted for under the equity method prior to August 12, 2003, the condensed income statement for WBC was as follows (thousands):

	July 1, 2003 through	Year-to-date period ending
	August 11, 2003	August 11, 2003
Sales	$24,886	$97,717
Income from operations	2,317	10,418
Net income	987	4,511

Company's share of net income	592	2,706
Amortization of intangibles	(65)	(357)
Equity earnings before taxes	$527	$2,349

KBI Norcal
In July 2002, a 51% interest in a newly formed partnership, KBI Norcal, was acquired for approximately $5.8 million in cash, $0.8 million of assumed debt and the issuance of 34,364 shares of common stock.  The remaining 49% interest was owned by RJ Norcal, LLC and recognized as minority interest.  KBI Norcal provides framing services in northern California.

As a majority-owned subsidiary, the financial information for KBI Norcal was previously consolidated.  Minority interest represents the other owner's proportionate share in the fair value of the identifiable assets and liabilities acquired as of the date of purchase and their subsequent proportionate share of income or loss.

In July 2004, BMC Construction acquired the remaining 49% of KBI Norcal for $14.0 million in cash.  Assets acquired included intangibles of $4.7 million and goodwill of $6.5 million.

5.  MARKETABLE SECURITIES

Investments in marketable securities at our captive insurance subsidiary are considered available-for-sale and recorded at fair values.  Unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss), a component of shareholders' equity.  As of September 30, 2004, marketable securities that mature in less than a year are $1.8 million and are a component of other current assets and long-term marketable securities of $11.7 million have maturities of one to five years and are a component of other long-term assets.

6.  ACQUISITIONS

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

In July 2004, our majority-owned subsidiary WBC Construction acquired a 51% interest in a truss facility in Boynton Beach, Florida for $2.1 million in cash and $4.3 million in liabilities.  Information required to complete the purchase price allocation for certain tangible property is not yet available.  Final allocation of the purchase price will be completed as soon as this information is available.  Had this acquisition taken place as of the beginning of 2003, pro forma results of operations would not have been significantly different from reported amounts.

7.  IMPAIRMENT OF ASSETS

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

8.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets represent the values assigned to customer relationships and covenants not to compete.  Intangible assets are amortized on a straight-line basis over their expected useful lives.  Customer relationships are amortized over two to seventeen years and covenants not to compete over three to five years.  Intangible assets consist of the following (thousands):

	September 30, 2004
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$16,355	$(4,189)	$12,166
Covenants not to compete	3,355	(1,603)	1,752
Other	500	(500)	--
	$20,210	$(6,292)	$13,918

	December 31, 2003
	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$12,600	$(1,793)	$10,807
Covenants not to compete	2,320	(1,121)	1,199
Other	500	(489)	11
	$15,420	$(3,403)	$12,017

There are no intangible assets with indefinite useful lives.  Estimated amortization expense for intangible assets is $1.0 million for the remainder of 2004, $2.7 million for 2005, $2.6 million for 2006, $1.9 million for 2007, $1.3 million for 2008 and $4.4 million thereafter.

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses.  An annual assessment for impairment is completed in the fourth quarter and whenever events and circumstances indicate the carrying amount may not be recoverable.  An impairment is recognized if the carrying amount is more than the estimated future operating cash flows as measured by fair value techniques.

Changes in the carrying amount of goodwill by business segment are as follows (thousands):

	BMC West	BMC Construction	Total
Balance, December 31, 2003	$20,830	$51,915	$72,745
Goodwill acquired	234	8,109	8,343
Balance, September 30, 2004	$21,064	$60,024	$81,088

9.  DEBT

Long-term debt consists of the following (thousands):

As of September 30, 2004			Notional Amount of Interest Rate Swaps	Effective Interest Rate
	Balance	Stated Interest Rate		3rd Quarter Average	As of September 30
Revolving credit facility	$108,125	LIBOR plus 2.75% or Prime plus 1.50%	$--	4.41%	4.74%
Term note	123,437	LIBOR plus 2.75% or Prime plus 2.00%	100,000	6.64%	6.79%

Other	5,686	Various	--	--	--
	237,248		$100,000

Less: Current portion	2,958

	$234,290

As of December 31, 2003			Notional Amount of Interest Rate Swaps	Effective Interest Rate
	Balance	Stated Interest Rate		4th Quarter Average	As of December 31
Revolving credit facility	$60,400	LIBOR plus 2.50% or Prime plus 1.75%	$--	4.04%	4.31%
Term note	124,375	LIBOR plus 3.25% or Prime plus 2.50%	--	4.44%	4.44%

Other	4,903	Various	--	--	--
	189,678		$--

Less: Current portion	2,905

	$186,773

Revolving Credit Facility
In August 2003, the Company entered into a $175 million revolving credit facility with a group of lenders.  In July 2004 and pursuant to the agreement, the borrowing capacity of the revolving credit facility was increased by $50 million.  Borrowings under the revolving credit facility are limited to 60% of inventory plus 80% of trade receivables.  The borrowing base is calculated monthly and limited to $225 million.  The revolving credit facility matures in August 2008.

The revolving credit facility consists of both LIBOR and Prime based borrowings.  In May 2004, the revolving credit facility was amended to reduce the interest rates by 0.25%.  Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 1.0% to 2.75%, or Prime plus 0.0% to 1.5%.

As of September 30, 2004, the borrowing base was limited to the maximum of $225.0 million, $108.1 million of which was outstanding.  Revolver availability was $87.1 million, net of $29.8 million in outstanding letters of credit.

Term Note
In August 2003, the Company entered into a $125 million term note with a group of lenders.  The term note matures in August 2010 and is payable in quarterly installments for the first six years in amounts equal to 1% of the initial principal amount per year and equal quarterly installments for the remaining principal balance during year seven.  In May 2004, the term note was amended to reduce the interest rates by 0.50%.  The interest rates for the term note are LIBOR plus 2.75%, or Prime plus 2.00%.

The revolving credit facility and term note are collateralized by all tangible and intangible property, except the captive insurance subsidiary.  The revolving credit facility and term note contain covenants and conditions requiring the maintenance of certain financial ratios.  At September 30, 2004, the Company was in compliance with these covenants and conditions.

Other
Other long-term debt consists of a term note, equipment notes and capital leases for equipment and software.  Interest rates are various and dates of maturity are through April 2006.

Hedging Activities
In June 2004, the Company entered into interest rate swap contracts that effectively convert a portion of the floating rate borrowings of the term note to a fixed interest rate through June 2009, thus reducing the impact of changes in interest rates on future interest expense.  Approximately 81% of the outstanding floating rate borrowings of the term note as of September 30, 2004 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges.  The interest rate on $100 million of the $123.4 million floating rate borrowings outstanding at September 30, 2004 is fixed at an average rate of 7.14%.  After giving effect to the interest rate swap contracts, total borrowings are 45% fixed and 55% floating.

The fair value of derivative instruments is based on pricing models using current market rates.  The fair value of the interest rate swap contracts was a long-term liability of $3.2 million as of September 30, 2004.  The effective portion was recorded as accumulated other comprehensive income (loss), a separate component of shareholders’ equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings.  A corresponding deferred tax asset of $1.3 million was also recorded in accumulated other comprehensive income (loss) for the income tax deduction related to the estimated liability of the interest rate swap contracts.  The ineffective portion of the gain or loss is immediately recognized as a component of interest expense.  There was no hedge ineffectiveness for the period ended September 30, 2004.  Management may choose not to swap floating debt to a fixed rate or may terminate a previously executed swap if the floating rate positions are more beneficial.

Scheduled maturities of long-term debt are as follows (thousands):

2004	$504
2005	3,029
2006	4,147
2007	1,614
2008	109,703
Thereafter	118,251
$237,248

As of September 30, 2004 and December 31, 2003, there were $29.8 million and $26.5 million respectively, of letters of credit that guaranteed performance or payment to third parties.  These letters of credit reduce borrowing availability under the revolving credit facility.

10.  COMPREHENSIVE INCOME

Other comprehensive income refers to revenue, expenses, gains and losses and their related tax effects that under generally accepted accounting principles are recorded as an element of shareholders' equity and excluded from net income.  Our comprehensive income is comprised of unrealized losses on the fair value of interest rate swap contracts and unrealized gains on marketable securities.  The following table summarizes comprehensive income, net of taxes (thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income	$18,096	$7,916	$34,864	$14,151
Unrealized loss on interest rate swap
contracts	(1,423)	--	(1,944)	--
Unrealized gain on marketable
securities	51	--	72	--
Comprehensive income	$16,724	$7,916	$32,992	$14,151

11.  LEGAL PROCEEDINGS

The Company is involved in litigation and other legal matters arising in the normal course of business.  In the opinion of management, the recovery or liability, if any, under any of these matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows.

12.  RECENT ACCOUNTING PRINCIPLES

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

13.  SEGMENT INFORMATION

The consolidated financial statements include operations from two reportable segments: BMC West and BMC Construction.  These segments represent distinct businesses that are managed separately.  Each of these businesses require distinct operating and marketing strategies.  Management reviews the financial performance of the Company based on these operating segments.

BMC West markets and sells building products, manufactures building components and provides construction services.  Products include structural lumber and building materials purchased from other manufacturers and manufactured building components including millwork, trusses and wall panels.  Construction services include framing and installation of miscellaneous building materials.  Building products and construction services are sold principally to custom and low-volume professional homebuilders.

BMC Construction provides framing and other construction services to high-volume production homebuilders.  Framing and other construction services include managing labor, materials and construction schedules.

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

	Sales			Income (Loss) Before Taxes and Minority Interests
	Segment Sales	Intersegment Eliminations	Total
Three Months Ended September 30, 2004
BMC West	$379,017	$(17)	$379,000	$31,564
BMC Construction	212,667	(187)	212,480	17,941
Corporate and other	--	--	--	(14,425)
	$591,684	$(204)	$591,480	35,080
Interest expense				4,273
				$30,807

Three Months Ended September 30, 2003
BMC West	$280,910	$(109)	$280,801	$18,562
BMC Construction	115,804	(280)	115,524	6,241
Corporate and other	--	--	--	(9,249)
	$396,714	$(389)	$396,325	15,554
Interest expense				2,409
				$13,145

Nine Months Ended September 30, 2004
BMC West	$1,015,327	$(1,127)	$1,014,200	$72,129
BMC Construction	537,744	(228)	537,516	38,008
Corporate and other	--	--	--	(37,933)
	$1,553,071	$(1,355)	$1,551,716	72,204
Interest expense				10,184
				$62,020

Nine Months Ended September 30, 2003
BMC West	$735,597	$(149)	$735,448	$39,838
BMC Construction	260,194	(659)	259,535	14,307
Corporate and other	--	--	--	(26,101)
	$995,791	$(808)	$994,983	28,044
Interest expense				6,827
				$21,217

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Overview

The consolidated financial statements include operations from two business segments: BMC West and BMC Construction.  Sales and income are derived from providing building products and construction services to homebuilders and contractors at the local, regional and national levels.  BMC West markets building products and construction services principally to custom and low-volume professional homebuilders.  BMC Construction provides framing and other construction services to high-volume production homebuilders.

We grow the construction services side of the business through acquisitions and the expansion of service offerings at existing operations.  We believe low and high-volume homebuilders are aligning with full-service providers that offer both building materials and construction services.  Our efforts continue to focus on pursuing this market.

Construction activity in our markets remained strong for the quarter as well as the first nine months of 2004, as evidenced by building permits in our markets exceeding prior year levels.  We continue to benefit from a stable economy and favorable interest rates which have provided strength for home construction activity.

Sustained higher commodity wood product prices have also augmented sales and operating income.  However, commodity wood product prices have historically been subject to significant volatility and therefore cannot be predicted in the short or long-term.  We also typically experience a seasonal slowdown in construction activity during the fourth and first quarters of a calendar year.

As we look ahead to the fourth quarter and beyond, recent trends indicate a softening in commodity wood product prices which may moderate our growth.  Additionally, unusually robust housing demand in selected markets has enabled us to be more selective in our contractual arrangements, leading to enhanced operating results.  If housing demand slackens, we may not experience the same business opportunities.

We remain cautiously optimistic that relatively strong housing demand will continue into the fourth quarter of 2004, although at a seasonally adjusted slower pace.

We evaluate our results of operations including and excluding acquisitions.  We believe a presentation of sales and operating income excluding recent acquisitions enhances an understanding of the acquisitions as well as comparable operations for the respective periods.  In the discussion for the three and nine months ended September 30, 2004 and 2003, a reconciliation of sales and operating income before recent acquisitions has been provided.

Results of Operations

The following table sets forth for the periods indicated, the percentage relationship to consolidated sales of certain costs, expenses and income items.  The table and subsequent discussion should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this document and in the Annual Report on Form 10-K for the year ended December 31, 2003.

Three Months Ended September 30,	Nine Months Ended September 30,
2004	2003	2004	2003
Sales
Building products	56.7%	64.8%	58.1%	67.4%
Construction services	43.3	35.2	41.9	32.6
Total sales	100.0	100.0	100.0	100.0

Costs and operating expenses
Cost of goods sold
Building products(1)	76.1	75.0	76.0	74.8
Construction services(2)	85.0	87.4	86.1	86.3
Total cost of goods sold	79.9	79.4	80.2	78.5

Impairment of assets	-	-	-	-	0.1	-	-
Selling, general and administrative expenses	14.4	16.4	15.1	18.7
Other (income) expense, net	(0.2)	0.3	(0.1)	-	-
Income from operations	5.9	3.9	4.7	2.8

Interest expense	0.7	0.6	0.7	0.7
Income taxes	2.0	1.2	1.5	0.8
Minority interests (income), net	(0.1)	(0.2)	(0.3)	-	-
Equity earnings, net of tax	-	-	0.1	-	-	0.1
Net income	3.1%	2.0%	2.2%	1.4%

(1) As a percentage of building products sales
(2) As a percentage of construction services sales

As the above table indicates, construction services continue to expand as a larger portion of total sales primarily due to the impact of acquisitions at BMC Construction.  For the three and nine months ended September 30, 2004, both housing demand and sustained higher commodity wood product prices ultimately contributed to a significant improvement in income from operations as a percentage of sales.

THIRD QUARTER OF 2004 COMPARED TO THE THIRD QUARTER OF 2003

Consolidated Sales

The following table presents consolidated and business segment sales adjusted for the impact of acquisitions for the quarter ended September 30, 2004 and 2003 (millions):

	BMC West		BMC Construction		Total
	2004	2003	2004	2003	2004	2003
Sales	$379.0	$280.8	$212.5	$115.5	$591.5	$396.3
Less: Acquisitions	(13.1)	--	(37.7)	--	(50.8)	--

Adjusted sales	$365.9	$280.8	$174.8	$115.5	$540.7	$396.3

Consolidated sales for the third quarter of 2004 were $591.5 million, a 49% increase over sales of $396.3 million for the same period in 2003.  The increase was attributable to growth in comparable business unit sales at the BMC West and BMC Construction business segments, acquisitions that were not consolidated or present in the third quarter of 2003 and higher commodity wood product prices.  After removing the impact of acquisitions, adjusted sales were $540.7 million, a 36% increase over the prior year.

BMC West
Sales at BMC West were $379.0 million in the third quarter of 2004, an increase of 35% compared to $280.8 million for the comparable period in 2003.  The increase in sales relative to prior year was primarily due to the growth in comparable business unit sales and higher prices for commodity wood products.  Sales benefited from strong homebuilding activity in all the regions served by BMC West.  As an indicator of building activity in our markets, the issuance of single-family building permits, which precede the actual start of construction, were 9.6% higher compared to the prior year as reported by the U.S. Commerce Department.

BMC Construction
Sales at BMC Construction were $212.5 million for the third quarter of 2004, an increase of 84% compared to $115.5 million for the same period in 2003.  After adjusting for the impact of acquisitions which were not consolidated or present in the comparable quarter of 2003, sales were $174.8 million, an increase of 51% over the prior year.  Significant growth in comparable sales, particularly in the Southwest region, contributed to the improvement.  Additionally, sales benefited from the favorable impact of acquisitions that were not consolidated or included in operating results for the comparable period in 2003.

Income from Operations

The following table provides operating income by business segment for the quarter ended September 30, 2004 and 2003 (millions):

	BMC West		BMC Construction		Corporate and Other			Total
	2004	2003	2004	2003	2004		2003	2004	2003
Operating income	$31.6	$18.6	$17.9	$6.2	$(14.	4)	$(9.2)	$35.1	$15.6
Less: Acquisitions (income) loss	0.1	--	(1.0)	--	--		--	(0.9)	--
Adjusted operating income	$31.7	$18.6	$16.9	$6.2	$(14.	4)	$(9.2)	$34.2	$15.6

Consolidated operating income rose to $35.1 million for the third quarter of 2004 compared to $15.6 million for the third quarter of 2003. Corporate and other costs were higher in the third quarter of 2004 compared to the prior period mainly due to increases in compensation expense related to improved operating performance. The following analysis of income from operations by business segment provides further explanation of the quarterly comparisons.

BMC West
Income from operations at BMC West rose 70% to $31.6 million for the third quarter of 2004 compared to $18.6 million in 2003.  Housing demand was strong in our markets which enhanced both sales and operating income.  Gross margins were lower as a percentage of sales, but were more than offset by management of inventory costs and effective monitoring of fixed and variable operating expenses.

BMC Construction
Income from operations at BMC Construction increased substantially to $17.9 million for the third quarter of 2004 compared to $6.2 million for the same period in 2003.  Operations in the Southwest region were particularly strong, contributing significantly to the improvement in operating income for the three month period.  Also, robust housing demand and continuous alignment of our resources with production homebuilders who value our services, contributed to improved operating results in the Southwest and Florida markets.  During the quarter, BMC Construction completed the acquisition of the remaining 49% interest in KBI Norcal, a construction partnership in northern California.  Northern California contributed solidly to operating results due to improvements in the integration of distribution and manufacturing operations as well as strong demand for housing.

FIRST NINE MONTHS OF 2004 COMPARED TO THE FIRST NINE MONTHS OF 2003

Consolidated Sales

The following table shows consolidated and business segment sales adjusted for the impact of acquisitions for the periods ended September 30, 2004 and 2003 (millions):

	BMC West		BMC Construction		Total
	2004	2003	2004	2003	2004	2003
Sales	$1,014.2	$735.4	$537.5	$259.5	$1,551.7	$994.9
Less: Acquisitions	(32.8)	--	(173.7)	--	(206.5)	--

Adjusted sales	$981.4	$735.4	$363.8	$259.5	$1,345.2	$994.9

Consolidated sales for the nine months of 2004 were $1,551.7 million, a 56% increase over sales of $994.9 million for the same period in 2003.  After removing the impact of acquisitions, adjusted sales were $1,345.2 million in 2004, a 35% increase over sales of $994.9 million in the prior year.

BMC West
Sales at BMC West were $1,014.2 million for the nine months of 2004, an increase of 38% compared to $735.4 million for the comparable period in 2003.  The higher sales were primarily due to rising commodity wood product prices as well as growth in comparable business unit sales.  In particular, the Colorado market significantly improved over the prior year.  In all of our regions, we continue to experience strong housing demand as evidenced by favorable building permit activity.  Single-family building permits, which precede the actual start of construction were 15.6% higher compared to the prior year as reported by the U.S. Commerce Department.

BMC Construction
Sales at BMC Construction for the period ended September 30, 2004, were $537.5 million, more than double the $259.5 million for the same period in 2003.  Acquisitions were largely responsible for this significant increase. After adjusting for the impact of acquisitions which were not consolidated or present during the first half of 2003, sales were $363.8 million, an increase of 40% compared to $259.5 million in 2003.  Consistent with the third quarter, operations in the Southwest region were substantially ahead of prior year levels, while northern California also experienced solid growth.  Aside from the benefit of acquisitions, the improvement was largely attributable to higher sales as a function of strong housing demand in our markets.

Income from Operations

The following table provides operating income by business segment for the periods ended September 30, 2004 and 2003 (millions):

	BMC West		BMC Construction		Corporate and Other		Total
	2004	2003	2004	2003	2004	2003	2004	2003
Operating income	$72.1	$39.8	$38.0	$14.3	$(37.9)	$(26.1)	$72.2	$28.0
Less: Acquisitions (income) loss	2.8	--	(5.3)	--	--	--	(2.5)	--
Adjusted operating income	$74.9	$39.8	$32.7	$14.3	$(37.9)	$(26.1)	$69.7	$28.0

Consolidated operating income rose to $72.2 million in 2004 compared to $28.0 million in 2003.  Corporate and other costs were higher compared to the prior period mainly due to compensation expense related to improved operating performance.  The following analysis of income from operations by business segment provides further explanation of the period comparisons.

BMC West
Income from operations at BMC West rose to $72.1 million for the nine months of 2004 compared to $39.8 million for the same period in 2003.  The elevated sales relative to prior year, due to higher commodity wood product prices and comparable store sales growth, were a key driver in achieving the results for the period.  Consistent with the third quarter, careful monitoring of inventory and operating expenses helped to preserve the profits from increased sales and contribute to markedly improved operating income relative to the prior year.

BMC Construction
Income from operations at BMC Construction was $38.0 million for the nine months of 2004 compared to $14.3 million for the same period in 2003.  After excluding the impact of acquisitions that were not consolidated or present in comparable periods, operating income was $32.7 million in 2004 compared to $14.3 million in the prior year period.  Operations particularly in the Southwest region as well as northern California were instrumental in achieving the year-to-date results.

LIQUIDITY AND CAPITAL RESOURCES

The primary need for capital resources is to fund working capital and acquisitions, as well as finance capital expenditures.  Capital resources have primarily consisted of cash flows from operations and the incurrence of debt.  For the nine months of 2004, cash was largely utilized to fund working capital requirements, acquisitions and investments in marketable securities.  Cash in the same period for 2003 was primarily used to fund working capital requirements and acquisitions.

Operations
For the period ended September 30, 2004, net cash provided by operating activities was $10.3 million compared to $11.8 million provided in the same period of 2003.  The strength of home construction activity resulted in significantly higher net income and provided $20.7 million additional cash flow over 2003.  However, this was offset by the seasonality of working capital requirements.

Capital Investments and Acquisitions
For the period, $46.8 million was used for investing activities.  Cash use included $22.9 million for property and equipment, $20.9 million for the acquisition of four businesses and $13.5 million invested in marketable securities at the captive insurance subsidiary.  This was $23.1 million higher than the same period last year when $23.7 million was used primarily for the acquisition of new businesses.

Financing
Net cash provided by financing activities was $40.5 million for the nine months of 2004, compared to $22.5 million in 2003.  The primary source of cash from financing activities during the period ended September 30, 2004 was $47.7 million in net borrowings from the revolving credit facility.

Revolving Credit Facility
In August 2003, the Company entered into a $175 million revolving credit facility with a group of lenders.  In July 2004 and pursuant to the agreement, the borrowing capacity of the revolving credit facility was increased by $50 million.  Borrowings under the revolving credit facility are limited to 60% of inventory plus 80% of trade receivables.  The borrowing base is calculated monthly and limited to $225 million.  The revolving credit facility matures in August 2008.

The revolving credit facility consists of both LIBOR and Prime based borrowings.  In May 2004, the revolving credit facility was amended to reduce the interest rates by 0.25%.  Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 1.0% to 2.75%, or Prime plus 0.0% to 1.5%.

As of September 30, 2004, the borrowing base was limited to the maximum of $225.0 million, $108.1 million of which was outstanding.  Revolver availability was $87.1 million, net of $29.8 million in outstanding letters of credit.

Term Note
In August 2003, the Company entered into a $125 million term note with a group of lenders.  The term note matures in August 2010 and is payable in quarterly installments for the first six years in amounts equal to 1% of the initial principal amount per year and equal quarterly installments for the remaining principal balance during year seven.

As of September 30, 2004, $123.4 million was outstanding under the term note.  In May 2004, the term note was amended to reduce the interest rates by 0.50%.  The interest rates for the term note are LIBOR plus 2.75%, or Prime plus 2.00%.

The revolving credit facility and term note are collateralized by all tangible and intangible property, except the captive insurance subsidiary.  The revolving credit facility and term note contain covenants and conditions requiring the maintenance of certain financial ratios.  At September 30, 2004, the Company was in compliance with these covenants and conditions.

Hedging Activities
In June 2004, the Company entered into interest rate swap contracts that effectively convert a portion of the floating rate borrowings of the term note to a fixed interest rate through June 2009, thus reducing the impact of changes in interest rates on future interest expense.  Approximately 81% of the outstanding floating rate borrowings of the term note as of September 30, 2004 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges.  The interest rate on $100 million of the $123.4 million floating rate borrowings outstanding at September 30, 2004 is fixed at an average rate of 7.14%.  After giving effect to the interest rate swap contracts, total borrowings are 45% fixed and 55% floating.

The fair value of derivative instruments is based on pricing models using current market rates.  The fair value of the interest rate swap contracts was a long-term liability of $3.2 million as of September 30, 2004.  The effective portion was recorded as accumulated other comprehensive income (loss), a separate component of shareholders' equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings.  A corresponding deferred tax asset of $1.3 million was also recorded in accumulated other comprehensive income (loss) for the income tax deduction related to the estimated liability of the interest rate swap contracts.  The ineffective portion of the gain or loss is immediately recognized as a component of interest expense.  There was no hedge ineffectiveness for the period ended September 30, 2004.  Management may choose not to swap floating debt to a fixed rate or may terminate a previously executed swap if the floating rate positions are more beneficial.

Equity
In the third quarter of 1998, a shelf registration was filed with the Securities and Exchange Commission to register two million shares of common stock.  The Company may issue these shares from time to time in connection with future business combinations, mergers or acquisitions.  As part of the acquisition of WBC Mid-Atlantic in October 2003, WBC in January 2003 and KBI Norcal in July 2002, 15,059, 70,053 and 34,364 shares of common stock respectively, were issued from this registration (see Note 4).

Based on the historical ability to generate cash flows from operations, borrowing capacity under the revolving credit facility and access to debt and equity markets, management believes it will have sufficient capital to meet anticipated needs.

New Accounting Standards
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

Forward-Looking Statements
Certain statements made in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical or current facts, including statements about our expectations, anticipated financial results and future business prospects are forward-looking statements.  While these statements represent our current judgment on what the future may hold and we believe these judgments are reasonable, these statements involve inherent risks and uncertainties that may cause actual results to differ materially from our historical experience and present expectations.  These risks or uncertainties may include, but are not limited to:

  changes in the overall condition of the U.S. economy, including job formation, interest rates and consumer confidence, fluctuations in our costs and availability of sourcing channels for commodity wood products and building materials, changes in the business model of our customers,
  changes in our competition,
  future integration of acquired businesses which may not result in anticipated cost savings and revenue synergies being fully realized or it may take longer to realize than expected, availability of and ability to attract, train and retain highly-qualified individuals, unanticipated weather conditions, including natural catastrophic events such as earthquakes, fire, flood, hurricanes, tornadoes, etc., implementation of cost structures that align with revenue growth, actual and perceived vulnerabilities as a result of terrorist activities and armed conflict, international supply and demand for key building materials and numerous other matters of a local and regional scale, including those of a political, economic, business, competitive or regulatory nature.

Additional information regarding these and other risks is contained in our Annual Report on Form 10-K for the period ended December 31, 2003 and periodic filings with the Securities and Exchange Commission.  Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date of this Form 10-Q.  We undertake no obligation to update forward-looking statements.

Critical Accounting Estimates
Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  These estimates and assumptions include critical accounting estimates which are defined by the Securities and Exchange Commission as those that are most important to the portrayal of our financial condition, results of operations or cash flows.  These estimates require management's subjective and complex judgments often as a result of the need to estimate matters that are inherently uncertain.  For us, these critical accounting estimates are: revenue recognition for construction contracts, estimated losses on uncompleted contracts and changes in contract estimates and goodwill impairment.  Management believes the estimates utilized are reasonable under the circumstances, however actual result could differ from these estimates and require adjustment in future periods.  There have been no significant changes during the nine months ended September 30, 2004 to the critical accounting estimates disclosed in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2003.

Quarterly Results and Seasonality
The first and fourth quarters historically have been, and are expected to continue to be, adversely affected by weather patterns in some markets, causing decreases in levels of residential construction activity.  In addition, quarterly results historically have reflected and are expected to continue to reflect, fluctuations from period to period from various other factors including general economic conditions, commodity wood product prices, interest rates, building permit activity, single-family housing starts, employment levels, consumer confidence and the availability of credit to professional builders and contractors.

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

Changes in interest expense occur when market interest rates change.  Changes in the carrying amount of debt could also increase these risks.  Interest rate swap contracts are currently utilized to hedge interest rate risks.  Approximately 81% of the outstanding floating rate borrowings of the term note as of September 30, 2004 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges.  After giving effect to the interest rate swap contracts, total borrowings are 45% fixed and 55% floating.  Based on debt outstanding as of September 30, 2004, a 0.25% increase in interest rates would result in approximately $0.3 million of additional interest expense annually.

The cash equity incentive plan is partially based on changes in the stock price.  Under the plan, an increase or decrease in the stock price after September 30, 2004 is not expected to have a significant impact on income from operations.

Item 4 - Controls and Procedures

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934.  This evaluation was conducted to determine whether the disclosure controls and procedures were effective and timely in bringing material information to the attention of senior management.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring material information required to be disclosed in reports filed under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decision regarding required disclosure.

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

Item 6	Exhibits

(a)	Exhibits
	Number	Description	Page Number

	11.0	Statement regarding computation of earnings per share (see Note 2)	6

	31.1	Section 302 Certification	27

	31.2	Section 302 Certification	28

	32.0	Section 906 Certifications	29

	99.1	News release regarding increase in quarterly cash dividend	30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDING MATERIALS HOLDING CORPORATION

Date: November 3, 2004	/s/ Robert E. Mellor Robert E. Mellor Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2004	/s/ William M. Smartt William M. Smartt Senior Vice President and Chief Financial Officer (Principal Financial Officer)