Form 10-K
period 2004-12-31
BUILDING MATERIALS HOLDING CORP
filed 2005-03-30
CIK 1046356

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934.

For the transition period from ________ to _______

Commission file number 0-19335.

www.bmhc.com

Building Materials Holding Corporation

Delaware	91-1834269
(State of incorporation)	(IRS Employer Identification No.)

Four Embarcadero Center, Suite 3250, San Francisco, CA 94111

(415) 627-9100

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock ($.001 par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☑ No ☐

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2004 was $164,825,176. The market value computation excludes 4,714,487 shares of common stock held by affiliates such as directors, officers and holders of more than 5% of the registrant’s shares outstanding as of June 30, 2004.

The number of shares outstanding of the registrant’s common stock as of March 28, 2005 was 14,028,775.

Documents Incorporated by Reference

(1)	Portions of the Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders on May 3, 2005, are incorporated by reference into Part III of this Form 10-K.

Building Materials Holding Corporation

FORM 10-K

For the Fiscal Year Ended December 31, 2004

Introduction - Risk Factors and Forward-Looking Statements

There are a number of business risks and uncertainties that affect our operations and therefore could cause future results to differ from past financial performance or expected results. Information regarding these risks and uncertainties is contained in Item 1 of this Form 10-K under the caption Risk Factors.

Certain statements in this Form 10-K including those related to expectations about homebuilding activity in our markets, demographic trends supporting homebuilding and anticipated sales and operating income are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results and future business prospects are forward-looking statements. While these statements represent our current judgment on what the future may hold and we believe these judgments are reasonable, these statements involve risks and uncertainties that are important factors that could cause our actual results to differ materially from those in forward-looking statements. These factors include, but are not limited to the risks and uncertainties cited in the above paragraph. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date of the filing of the 2004 Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements.

PART I

ITEM 1. Business

General Overview

Building Materials Holding Corporation is one of the largest residential building products and construction services companies in the United States with annual sales in excess of $2 billion. We compete in the homebuilding industry through two subsidiaries, BMC West Corporation (BMC West) and BMC Construction Inc. (BMC Construction). With locations in the western and southern states, BMC West distributes building products and manufactures building components for professional builders and contractors. BMC Construction provides construction services to high-volume production homebuilders in key growth markets in western, southern and east coast states.

Founded in 1987, BMHC trades on the NASDAQ and is headquartered in San Francisco, California.

We timely provide through our website www.bmhc.com, periodic and current reports after they are filed with the Securities and Exchange Commission.

Industry Overview

The homebuilding industry is driven by demand for new homes. Housing demand is influenced by many factors including mortgage interest rates, consumer confidence, economic climate, job formation, financing options, household formation, size and age of the population and migration patterns. The National Association of Home Builders reported single-family housing starts at a historic high of 1.6 million in 2004 and is projecting annual housing starts of 1.5 million in 2005 and 2006.

The composition of our segment of the homebuilding industry of supplying building materials and construction services is characterized by a large number of small, privately owned businesses. These include businesses that provide building materials distribution, truss manufacturing, millwork fabrication and construction services such as framing, roofing, plumbing, mechanical and electrical. While a significant amount of consolidation has occurred, the industry remains fragmented, particularly for construction services.  Participants range from small single-crew firms to large integrated, multi-crew operations.

Construction service entities are typically family run, relationship-based operations, with limited access to working capital, sophisticated management and control systems, or large-scale purchasing advantages.

High-volume production homebuilders are servicing a larger share of new residential construction. These builders generally outsource framing and other construction services. Our ability to distribute building products and provide integrated construction services is a competitive advantage to builders seeking full-service providers. Many businesses lack the advantages we offer such as sufficient working capital, insurance, management control systems and purchasing expertise.

Acquisition Strategy

Our acquisition strategy is focused on increasing our offerings of value added construction services and manufactured building components including trusses, millwork and wall panels. The fragmented nature of the existing construction services market presents numerous acquisition opportunities. We clearly define and thoroughly analyze new target markets. In attractive markets, acquisitions are evaluated based on their anticipated performance, management depth, cultural fit, industry reputation and long-term potential customer base. We typically enter a market by partnering with an existing construction services provider and move rapidly to vertically integrate our products and services to capture market share. We assign experienced due diligence teams to review each potential acquisition target once we have agreed in principle to the general terms of the acquisition.

At BMC Construction, the following significant acquisitions were completed over the past three years:

•	RCI Construction, LLC - a company providing framing services in the greater Chicago area (January 2005 - 51% interest)
•	KBI Norcal - a framing services business in northern California (July 2002 - 51% interest; July 2004 - the remaining 49%)
•	WBC Mid-Atlantic, LLC - a company providing framing services in Delaware, the District of Columbia, Maryland and Virginia (October 2003 - 67.33% interest)
•	WBC Construction, LLC - a company providing foundation and shell construction services in Florida (January 2003 - 60% interest)

At BMC West, we have also completed several smaller acquisitions. In selected markets, local construction services acquisitions have been and may continue to be used to expand our distribution channels for value added products.

Over the past two years, our acquisition and expansion strategy has significantly changed our sales mix as follows:

	2004	2003	2002
Building Products	57%	65%	75%
Construction Services	43	35	25
	100%	100%	100%

Products and Services

Both of our business segments customize their respective product and service mix to meet customer needs in their respective markets.

BMC West markets and sells building products, manufactures building components and provides construction services. Products include dimension lumber, panel products and building materials purchased from other manufacturers as well as manufactured building components including millwork, trusses and wall panels. Construction services include framing and installation of miscellaneous building products. Building products and construction services are sold principally to custom and professional homebuilders.

BMC Construction provides framing and other construction services to high-volume production homebuilders. These services include managing labor, materials and construction schedules.

Our Customers

We build relationships with professional builders engaged in new residential construction. Builders are generally repeat customers, with high-volume purchasing needs that require custom engineering, manufacturing, construction services, materials procurement, on-time job-site delivery and trade credit. These types of services are not typically offered by consumer-oriented retailers. Therefore we generally do not compete with Home Depot or Lowe’s, which typically sell to consumers in small quantities and offer limited services.

Several factors which influence and help maintain favorable business relationships include the following:

•	dependability, scope and quality of services
•	quality and availability of products
•	reliable delivery and timely production schedules
•	availability of trade credit
•	competitive pricing
•	flexibility in transaction processing
•	ability to provide integrated services including framing, truss and millwork manufacturing and installation

BMC West delivers building products to construction sites according to customer specifications and schedules. BMC Construction customers are high-volume production homebuilders. Our integrated approach to providing construction services allows builders to focus on other aspects of their business, including land development and new home sales.

Our largest customer accounted for 5.6% of consolidated sales in 2004, while the top five customers represented less than 19% of consolidated sales. At BMC West and BMC Construction, the top five customers accounted for approximately 10% and 42% of each business segment’s total sales, respectively.

Our customers generally enter into contracts for building products and construction services on an as-needed basis. Consequently, order backlogs are not significant.

Focus on Service

Our focus on service is a key factor that distinguishes us from competitors. We have developed a variety of specialty services to help customers complete residential construction projects. We employ experienced, service-oriented employees. Our product knowledge and installation skills enable customers to rely on our expertise for design and product recommendations. Our dedication to providing superior customer service to builders allows our employees to develop consistent relationships and generate a large volume of repeat and referral business.

Competition

Our products and services compete with similar offerings in the markets we serve. The markets in each of our business segments are fragmented, highly competitive, and our competitors vary in size, management expertise and integration capabilities.

BMC West competes with local, regional and national building materials chains. Builders generally select suppliers based on competitive pricing, product availability, reliable delivery, service, trade credit and knowledgeable personnel. Our relatively large size permits us to attract experienced and professional sales and service personnel. Also, we offer training programs to enhance product and service knowledge. By working closely with our customers and supported by our management information systems, our business units maintain appropriate inventory and staffing levels and are well positioned to deliver quality building products. We service our customers based on a regional business model which integrates building products, manufactured building components and construction services from our various locations. This allows us to be a full-service provider to many of our customers and provides us with a competitive advantage.

BMC Construction provides construction services to high-volume production homebuilders and competes with independent framing contractors, building materials distribution companies and smaller contractors. Independent framing contractors range in size from single-crew operations to large well-managed organizations spanning multiple markets. Several of the larger homebuilders continue to perform framing and other construction services in-house. We compare favorably to competitors because of the quality and reliability of our integrated service and product offerings, capital resources and reputation.

Sales and Marketing

Our operations are located in attractive markets for new home construction. We service homebuilders in Washington, Oregon, Montana, Idaho, California, Nevada, Colorado, Utah, Arizona, Texas, Illinois, Florida, Maryland, Virginia, Delaware and the District of Columbia. The relative economic strength in our markets as well as historical population and migration trends have generally supported growth in residential construction in these areas. According to the National Association of Home Builders, housing starts have favored the southern and western states, accounting for approximately 70% of the annual starts in the United States over the past three years.

BMC West attracts customers through their quality reputation, field sales representatives, referrals, advertisements in trade journals and local promotional events. BMC Construction relies on the value and solid reputation of their integrated construction services model to secure national and regional relationships with high-volume production homebuilders.

Business Segments

The following information is presented for our BMC West and BMC Construction business segments.

Sales to external customers by products and services (thousands):

	2004	2003	2002
BMC West
Building products	$1,177,894	$917,019	$868,431
Construction services	159,430	89,885	73,399
	$1,337,324	$1,006,904	$941,830

BMC Construction
Building products	$8,769	$—	$—
Construction services	744,932	408,167	219,664
	$753,701	$408,167	$219,664

Total	$2,091,025	$1,415,071	$1,161,494

Selected financial information is as follows (thousands):

	Sales			Income (1) (Loss) Before Taxes and	Equity in Net Income	Depreciation
	Total	Inter- Segment	Trade	Minority Interests	(Loss) of Affiliates	and Amortization	Capital (2) Expenditures	Assets
Year Ended December 31, 2004
BMC West	$1,338,470	$(1,146)	$1,337,324	$96,083	$—	$14,599	$17,036	$409,160
BMC Construction	753,956	(255)	753,701	59,689	—	8,216	14,382	268,498
Corporate and Other	—	—	—	(47,664)	—	497	—	65,386
	2,092,426	(1,401)	2,091,025	108,108	—	23,312	31,418	743,044
Interest Expense	—	—	—	(13,560)	—	—	—	—
	$2,092,426	$(1,401)	$2,091,025	$94,548	$—	$23,312	$31,418	$743,044

Year Ended December 31, 2003
BMC West	$1,007,373	$(469)	$1,006,904	$54,826	$—	$15,315	$12,121	$390,764
BMC Construction	408,929	(762)	408,167	18,954	1,431	4,410	5,555	187,479
Corporate and Other	—	—	—	(33,351)	—	1,060	—	25,956
	1,416,302	(1,231)	1,415,071	40,429	1,431	20,785	17,676	604,199
Interest Expense	—	—	—	(9,279)	—	—	—	—
	$1,416,302	$(1,231)	$1,415,071	$31,150	$1,431	$20,785	$17,676	$604,199

Year Ended December 31, 2002
BMC West	$941,845	$(15)	$941,830	$48,146	$—	$15,184	$17,898	$371,717
BMC Construction	220,472	(808)	219,664	20,677	—	2,545	4,303	120,997
Corporate and Other	—	—	—	(29,702)	—	1,536	—	10,360
	1,162,317	(823)	1,161,494	39,121	—	19,265	22,201	503,074
Interest Expense	—	—	—	(9,812)	—	—	—	—
	$1,162,317	$(823)	$1,161,494	$29,309	$—	$19,265	$22,201	$503,074

(1)
During 2004, impairments of $1.3 million for the carrying amount of certain properties held for sale and $1.0 million in the carrying amount of goodwill resulting from a change in business strategy were recognized for BMC West. As a result of changes in a specific market, an impairment of $0.8 million in the carrying amount of customer relationships was recognized for BMC Construction in 2003. During 2002, changing market conditions resulted in a $6.7 million impairment of goodwill for BMC West.

(2)	Property and equipment from acquisitions are included as capital expenditures.

Operating Strategy

Our business segments, BMC West and BMC Construction are comprised of locations that are separately managed business units. Each market-region manager has substantial autonomy and responsibility to address customer needs in their markets. A vendor’s reputation is often determined locally, where service, product suitability and knowledgeable customer service are critical. Managers are responsible for optimizing business activities in their markets, including the efficient use of sales personnel, assessing and maintaining inventory and labor forces, identifying potential customers and developing appropriate service and product offerings. A portion of a manager’s compensation is based on earnings and return on capital employed.

We focus on improving efficiency and productivity at all business units while giving special attention and support to units that are not meeting strategic objectives. When a business unit fails to meet performance criteria, alternatives include adjusting the mix of products and services, restructuring management, consolidation or liquidation.

Purchasing

We purchase building products from numerous manufacturers and suppliers. In 2004, our largest supplier accounted for approximately 9.4% of purchases. We believe the loss of any single supplier would not have a material adverse effect on our financial position, results of operations or cash flows.

In order to meet market specific needs and maintain appropriate inventory levels, purchasing decisions are made at the business unit level. These purchases are made under company-wide guidelines. In addition, we participate in volume rebate programs with our suppliers.

On average, commodity wood product prices were higher in 2004 compared to the prior year. Prices of commodity wood products, which are subject to significant volatility, adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. Our information systems allow business unit mangers to closely monitor sales and inventory on a regular basis. With this supply and demand information, we generally avoid overstocking commodity wood products. As a result, we turn our commodity wood product inventory on average 10 to 11 times per year. Such rapid inventory turnover limits our potential exposure to inventory loss from commodity price fluctuations.

Management Information Systems

Operational, financial and other related information for BMC West are processed and maintained at our administrative service center in Boise, Idaho. BMC Construction business units operate independently and their financial results are transmitted to our administrative service center.

Our network infrastructure allows for the accumulation, processing and distribution of information using industry standard resources and programs. Subsidiary information systems connect to the administrative service center through a high-speed wide area network. At BMC West, these systems provide real-time pricing, inventory assessment and margin analysis. This allows personnel to offer a high level of customer service, while giving management the ability to access and use timely information to monitor operations. These systems enable us to analyze sales trends, improve inventory turnover, enhance profit margins and monitor receivables, customer credit and employee productivity. BMC Construction’s operational, financial and other related information are maintained at each respective entity comprising this business segment.

As a safeguard to protect our critical data centers, our systems are backed-up daily on tapes which are secured offsite. In the event of partial or complete loss of our data centers, systems can be restored within one to two days.

Safety and Risk Management

Due to the growth in construction services in recent years, the number of our employees engaged in construction trades has increased. The construction services industry incurs a higher number of accidents and subsequent costs associated with workers’ compensation claims than typically experienced at building materials distribution facilities. We continue to target improved workplace training and safety to mitigate increases in insurance costs.

Risk Factors

There are a number of business risks and uncertainties that affect our operations and therefore could cause future results to differ from past performance or expected results. These risks or uncertainties may include, but are not limited to the following:

The industry in which we operate is dependent upon the demand for homebuilding which is influenced by changes in the overall condition of the U.S. economy, including job formation, interest rates and consumer confidence as well as other important factors.
The building products and construction services industry is highly dependent on new home construction, which is also influenced by economic changes nationally and locally in our specific markets. The building materials and construction services industry has also historically experienced cyclicality. Our financial performance is subject to fluctuations due to dependence on demand for homebuilding, changes in general economic and local market conditions, commodity wood product prices, building permit activity, interest rates, single-family housing starts, employment levels, availability and cost of labor, consumer confidence, the impact on the economy of geopolitical events and the availability of credit to builders and homeowners. Because we rely on sales to homebuilders engaged in new home construction, these factors may have a more significant impact on our results than those of building supply companies that target a broad range of retail customers whose activities are generally home repair and remodeling.

Our operating results are affected by fluctuations in our costs and availability of sourcing channels for commodity wood products and building materials.
Prices of commodity wood products are historically volatile and directly affect our sales and operating income. Prices of building products are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition and market speculation. Changes in commodity wood product prices may affect sales as well as margins due to our limited ability to pass on short-term price changes. We do not utilize any derivative financial instruments to hedge commodity price movements.

We may also experience limitations or shortages from our suppliers to acquire sufficient building products to meet market demand. Generally, our products are obtainable from various sources and in sufficient quantities. However, the loss or substantial decrease in the availability of building products from our suppliers could adversely impact our financial condition and results of operations.

Changes in the business models of our customers may affect our ability to provide building products and services required by our customers.
As the business models of our customers evolve, our current building products and construction services mix may not adequately fulfill their needs. We may encounter significant decreases in sales and income as a result of not timely assessing shifts in customer expectations, preferences and demands.

Our business is subject to intense competition.
We experience competition across all markets for our building products and construction services. These competitive pressures may lead to decreases in sales, price reductions and increases in operating costs. Loss of significant market share due to competition could result in the closure of facilities.

In serving high-volume production homebuilders primarily through BMC Construction, we compete with national, regional and local construction service providers. In serving other types of homebuilders through BMC West, we compete primarily with local, regional and national building materials providers.

Future integration of acquired businesses may not result in anticipated cost savings and revenue synergies being fully realized or it may take longer to realize than expected.
The management and acquisition of new businesses involves substantial risks including: significant expenses to integrate the business; depletion of management resources; departure of key personnel from the acquired business; cultural fit with our existing personnel; integration of different accounting and reporting systems; exposure to unforeseen liabilities; the reliability of construction estimates; the impairment of goodwill; and the uncertainty that an acquired business will achieve anticipated revenues and earnings.

Our growth is dependent upon our ability to identify suitable acquisition candidates.
Our growth over the past several years has been largely due to acquisitions and we intend to continue this strategy. Failure to identify and acquire suitable acquisition candidates could have a material adverse effect on our growth. In particular, the number of suitable acquisition candidates with the size and scale of operations to adequately satisfy our requirements may be limited.

Our success is dependent upon the availability of and ability to attract, train and retain qualified individuals.
Competition for employees is especially intense in both construction services and building products distribution. In markets with strong housing demand, we may experience shortages in qualified labor which may limit our ability to take advantage of additional contracts with builders. We have been successful in recruiting and retaining qualified employees, but we cannot guarantee that we will continue to be successful in the future.

Unanticipated weather conditions including natural catastrophic events such as earthquakes, fire, flood, hurricanes, tornados, etc., may cause our business and operating results to fluctuate each quarter.
Our first and fourth quarters historically have been, and are expected to continue to be, adversely affected by weather conditions in some of our markets, causing decreases in homebuilding. In addition, quarterly results historically have reflected, and are expected to continue to reflect, fluctuations from natural catastrophes.

Implementation of cost structures that align with revenue growth may have an adverse impact on our income from operations.
As we acquire new businesses and expand existing operations, we may experience losses in income from operations from inefficiencies in our cost structures. Management’s evaluation of fixed and variable expenses appropriate for shifts in sales volume may not timely occur, leading to higher costs and lower returns on sales.

Actual and perceived vulnerabilities as a result of terrorist activities and armed conflict may reduce our sales and income from operations.
Instability in the economy and financial markets as a result of terrorism or war may result in a decrease in homebuilding in our markets and reduce our sales and income from operations. Terrorist attacks may directly impact our ability to keep operations and services functioning properly and could have a material adverse effect on our business.

Numerous other matters of a local and regional scale, including those of a political, economic, business, competitive or regulatory nature may have an adverse impact on our business.
There exists many factors which shape the homebuilding industry. In addition to the factors previously cited, there are other matters of a local and regional scale, including those of a political, economic, business, competitive or regulatory nature which may have a material adverse effect on our business.

Employees

Our success is highly dependent on the quality of our employees. Because we face competition in attracting and retaining qualified employees, we maintain competitive compensation and benefit programs to attract, motivate and retain top-performers. We also provide extensive product knowledge, customer service and other training programs to assure employee and customer satisfaction.

We employ approximately 12,000 people. Unions represent approximately 765 or less than 7% of these employees. We have not experienced any strikes or other work interruptions and have maintained generally favorable relations with our employees.

ITEM 2. Properties

Our leased headquarters and administrative service center are located in San Francisco, California and Boise, Idaho respectively. Principal properties include distribution centers for building products, millwork fabrication and distribution sites, truss manufacturing plants, sales and administrative offices. Properties are located in growing metropolitan areas and emerging housing markets. By business segment, properties are approximately 67% owned and 33% leased for BMC West, while substantially all of the properties for BMC Construction are leased. Our properties provide adequate capacity to meet the needs of our customers and are in good operating condition. Locations operate under the trade names BMHC, BMC West and BMC Construction, as well as other brand names or trademarks. Principal properties by business segment are as follows:

BMC West		BMC Construction

Location	Number of Properties	Location	Number of Properties
Arizona	1	Arizona	7
California	7	California	5
Colorado	17	Florida	8
Idaho	9	Illinois	1
Montana	6	Maryland	1
Nevada	3	Nevada	3
Oklahoma	1	Virginia	1
Oregon	2
Texas	18
Utah	6
Washington	5

ITEM 3. Legal Proceedings

We are involved in litigation and other legal matters arising in the normal course of business. In the opinion of management, the recovery or liability, if any, under any of these matters will not have a material effect on the consolidated financial position, liquidity or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ under the symbol BMHC. The high and low share prices as well as cash dividends for each period were as follows:

	2004			2003
	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared

First quarter	$18.33	$14.90	$0.06	$15.75	$12.68	$0.05
Second quarter	$19.28	$15.70	$0.06	$15.35	$12.16	$0.05
Third quarter	$27.65	$16.97	$0.08	$15.71	$11.75	$0.05
Fourth quarter	$38.94	$25.62	$0.08	$15.53	$12.75	$0.06

Quarterly cash dividends were increased to $0.08 per share in the third quarter of 2004. The quarterly cash dividend was initiated at $0.05 per share in the fourth quarter of 2002 and increased to $0.06 per share in the fourth quarter of 2003. These dividends are paid at the discretion of the Board of Directors. The continuation of these payments, the amount and the form in which the dividends are paid (cash or shares) depend on many factors, including financial condition and results of operations.

As of March 10, 2005, there were approximately 6,486 shareholders of record and the closing price of our stock was $45.53.

Securities Authorized for Issuance under Equity Compensation Plans

A summary of information pertaining to equity compensation plans as of December 31, 2004 was as follows:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,402,398	$13.36	907,700
Equity compensation plans not approved by security holders	50,000(1)	$12.50	—
Total	1,452,398	$13.33	907,700

(1)
In February 1997, the Board of Directors authorized issuance of these options as an additional incentive to attract a member of senior management. The exercise price was equal to the fair market value of the shares on the date the options were granted. These options vested in February 2002 and expire 10 years from the date of grant.

ITEM 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Item 8 - Financial Statements and Supplementary Data. These resources provide further information to understand the comparability of selected financial data.

Selected Financial Data
(thousands, except share data)

	Year Ended December 31
	2004		2003		2002		2001		2000
Sales
Building products	$1,186,663		$917,019		$868,431		$945,504		$1,013,968
Construction services	904,362		498,052		293,063		147,363		—
Total sales	$2,091,025		$1,415,071		$1,161,494		$1,092,867		$1,013,968

Income from operations	$108,108		$40,429		$39,121		$42,629		$42,536

Net income	$53,910	(1)	$19,929	(2)	$7,015	(3)	$20,844	(4)	$19,712	(5)

Net income per share:
Basic	$4.00		$1.50		$0.54		$1.61		$1.55
Diluted	$3.87		$1.48		$0.53		$1.60		$1.54

Cash dividends declared per share (6)	$0.28		$0.21		$0.05		$—		$—

Working capital	$270,437		$216,898		$170,492		$160,904		$142,075
Total assets	$743,044		$604,199		$503,074		$485,742		$459,634
Long-term debt, net of current portion	$206,419		$186,773		$157,375		$167,417		$165,006
Shareholders’ equity	$327,678		$271,010		$251,300		$242,894		$220,555

(1)
An impairment of $0.8 million net of tax for certain properties and an impairment of $0.6 million net of tax for goodwill as a result of a change in business strategy were recognized in BMC West. Also, includes $3.8 million net of tax for a reduction of expenses for lower than expected insurance costs.

(2)	Changes in certain market conditions resulted in an impairment of $0.5 million net of tax for customer relationships in BMC Construction.
(3)
Changes in certain market conditions resulted in an impairment of $4.1 million net of tax for goodwill in BMC West. Also, the transitional impairment analysis of goodwill resulted in an impairment of $11.7 million net of tax in BMC West.

(4)	An impairment of $0.6 million net of tax for an investment and $0.5 million net of tax for an impairment of certain properties were recognized in BMC West.
(5)	Changes in certain market conditions resulted in an impairment of $1.1 million net of tax for goodwill in BMC West.
(6)
Quarterly cash dividends were increased to $0.08 per share in the third quarter of 2004. The quarterly cash dividend was initiated at $0.05 per share in the fourth quarter of 2002 and increased to $0.06 per share in the fourth quarter of 2003.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes that appear in Item 8 of Form 10-K as well as the caption under this item entitled Business Risks and Forward-Looking Statements.

OVERVIEW

Homebuilding Industry

New home construction in the United States remained strong in 2004, with housing starts at historically high levels. Single-family housing starts were at 1.6 million, a 7.4% increase over 2003. Low mortgage rates, consumer confidence and a favorable economic environment shape the current housing industry. From a long-term perspective, demographic trends from the U.S. Census Bureau indicate continued strength in homebuilding.

Our Focus

Our segment of the homebuilding industry of providing building materials and construction services is evolving to satisfy the needs of builders and contractors seeking full-service providers. In particular, high-volume production homebuilders are seeking quality, reliable and cost effective construction services solutions. Our growth strategy focuses on increasing construction services through acquisitions and expanding products and services at existing operations to satisfy the needs of builders and contractors.

We compete in the homebuilding industry through two business segments: BMC West and BMC Construction. With locations in the western and southern states, BMC West distributes building products and manufactures building components for professional builders and contractors. BMC Construction provides construction services to high-volume production homebuilders through operations in key growth markets in western, southern and east coast states. These two business segments are subsidiaries of our holding company - Building Materials Holding Corporation.

Acquisition History

Over the past three years, BMC Construction completed several purchases to enter new markets and expand construction service offerings at existing operations. Significant acquisitions include:

•	RCI Construction, LLC - a company providing framing services in the greater Chicago area (January 2005 - 51% interest)
•	KBI Norcal - a framing services business in northern California (July 2002 - 51% interest; July 2004 - the remaining 49%)
•	WBC Mid-Atlantic, LLC - a company providing framing services in Delaware, the District of Columbia, Maryland and Virginia (October 2003 - 67.33% interest)
•	WBC Construction, LLC - a company providing foundation and shell construction services in Florida (January 2003 - 60% interest)

BMC West has also completed acquisitions and continues to pursue initiatives to expand truss manufacturing, millwork fabrication and construction services at existing operations.

Risks and Uncertainties

Housing demand, subject to the influences of interest rates, consumer confidence, the general economic environment, job growth, demographic trends as well as numerous other local factors, remains a key component upon which our success depends. Additionally, commodity wood product prices which are subject to significant volatility, were substantially higher in 2004 relative to the prior year, augmenting sales and operating income. Despite these factors, we anticipate strong homebuilding activity in our markets in 2005 as we grow our construction services expertise and expand product and service offerings to meet the needs of our customers.

We measure our operating performance and financial condition based on several factors including:

•	Sales
•	Income from operations
•	Management of working capital and assets
•	Return on investment

We evaluate our results of operations including and excluding charges for impairments as well as recent acquisitions not present in comparable periods. We believe these measures enhance an understanding of our operating results for the respective reporting periods.

The discussion of our results of operations and financial condition provides information that will assist in understanding our financial statements, changes in key items in those financial statements and the primary factors that accounted for those changes. The discussion of our consolidated financial results is followed by a more detailed review of our business segments.

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentage relationship to sales of certain costs, expenses and income items (millions):

	Year Ended December 31
	2004		2003		2002
Sales
Building products	$1,186.7	56.8%	$917.0	64.8%	$868.4	74.8%
Construction services	904.3	43.2	498.1	35.2	293.1	25.2
Total sales	2,091.0	100.0	1,415.1	100.0	1,161.5	100.0

Costs and operating expenses
Cost of goods sold
Building products	897.7	75.7	688.4	75.1	640.5	73.8
Construction services	768.4	85.0	436.9	87.7	242.6	82.8
Total cost of goods sold	1,666.1	79.7	1,125.3	79.5	883.1	76.0
Impairment of assets	2.3	0.1	0.8	0.1	6.7	0.6
Selling, general and
administrative expenses	317.0	15.2	250.3	17.6	233.3	20.1
Other income, net	(2.5)	(0.1)	(1.7)	(0.1)	(0.7)	(0.1)
Income from operations	108.1	5.1	40.4	2.9	39.1	3.4

Interest expense	13.6	0.6	9.3	0.7	9.8	0.8
Income taxes	35.2	1.7	11.4	0.8	10.9	1.0
Minority interests (income) loss, net	(5.4)	(0.2)	(1.2)	(0.1)	0.2	0.0
Equity earnings, net of tax of $0.9	—	—	1.4	0.1	—	—
Income before change in
accounting principle	53.9	2.6	19.9	1.4	18.6	1.6
Change in accounting principle, net of tax benefit of $6.3	—	—	—	—	(11.6)	(1.0)
Net income	$53.9	2.6%	$19.9	1.4%	$7.0	0.6%

2004 COMPARED WITH 2003

Consolidated Financial Results
Selected financial results are as follows (millions):

	2004	2003
Sales
Building products	$1,186.7	$917.0
Construction services	904.3	498.1
	$2,091.0	$1,415.1

Income from operations	$108.1	$40.4

Sales exceeded $2 billion in 2004, an increase of 48% over the prior year. Existing operations accounted for 67% or $455 million of the increase and acquisitions of construction services businesses not present in comparable periods represented the remaining $221 million. Construction services continue to increase as a result of our strategy to offer more services to homebuilders.

Income from operations increased to $108.1 million from $40.4 million in the prior year. Gross margins were 20.3% and approximately the same as the prior year of 20.5%. Margins for building products were 0.6% lower, while margins for construction services improved 2.7%. Other operating expenses were 15.2% of sales compared to 17.7% in the prior year as a result of leveraging these costs against higher sales at BMC West and maintaining these costs as a percent of sales at BMC Construction and Corporate.

BMC West
Selected financial results are as follows (millions):

	2004	2003

Sales	$1,337.3	$1,006.9

Income from operations	$96.1	$54.8

Sales of $1.3 billion were 33% higher than the prior year. The increase was due to both growth in sales at existing business units and the impact of higher commodity wood product prices relative to the prior year. In addition to the benefit of commodity prices, higher sales were due to strong housing demand as building permits in our markets were up 13.6% compared to the prior year.

Income from operations was $96.1 million, up from $54.8 million in the prior year. Despite rising commodity wood product prices, gross margins remained at approximately 24%, reflective of our effective management of inventory. Operating expenses were up $29 million or 15% compared to the prior year primarily due to variable compensation expenses. However, these operating expenses were leveraged against higher sales as they decreased 2.5% to 16.5% of sales compared to the prior year.

BMC Construction
Selected financial results are as follows (millions):

	2004	2003

Sales	$753.7	$408.2
Less: Acquisitions	(184.6)	—
	$569.1	$408.2

Income from operations	$59.7	$19.0
Less: Acquisitions (income) loss	(5.6)	—
	$54.1	$19.0

Sales of $753.7 million increased 85% over the prior year. Acquisitions of construction services businesses not present in comparable periods accounted for $184.6 million or 53% of the increase with the remaining $160.9 million from existing operations. Higher sales were due to robust housing development in Las Vegas, Phoenix and northern California as well as contract increases from rising labor and material costs.

Income from operations was $59.7 million, up significantly from $19.0 million in the prior year. Gross margins were a driving factor, improving 3.3% over prior year. The improvement was primarily due to the increased value assigned to our construction services in strong housing markets as well as integration efficiencies from recent acquisitions. Although operating expenses were $24 million higher than a year ago, these expenses were 6.8% of sales and consistent with the prior year.

Corporate
Selected financial results are as follows (millions):

	2004	2003
Operating expenses	$47.7	$33.4

Corporate operating expenses include administrative costs to support operations at our BMC West and BMC Construction business segments. Although $14.3 million higher in 2004 due to compensation expenses from improved operating performance, these expenses remained essentially the same at 2.3% of consolidated sales in both years.

2003 COMPARED WITH 2002

Consolidated Financial Results
Selected financial results are as follows (millions):

	2003	2002
Sales
Building products	$917.0	$868.4
Construction services	498.1	293.1
	$1,415.1	$1,161.5

Income from operations	$40.4	$39.1
Addback: Impairment of assets	0.8	6.7
	$41.2	$45.8

Sales of $1.4 billion were 22% higher than the prior year. Acquisitions of construction services businesses not present in comparable periods accounted for $151 million or 60% of the increase, with existing operations representing the remaining $103 million.

Prior to impairments of intangible assets in 2003 and goodwill in the prior year, income from operations decreased to $41.2 million from $45.8 million in the prior year. Due to volatility in commodity wood product prices and competitive pressures at our construction services businesses, gross margins declined to 20.5% compared to 24.0% in 2002. Offsetting the decline in margins, operating expenses were 2.4% lower or 17.7% of sales compared to the prior year.

BMC West
Selected financial results are as follows (millions):

	2003	2002

Sales	$1,006.9	$941.8

Income from operations	$54.8	$48.1
Addback: Goodwill impairment	—	6.7
	$54.8	$54.8

Sales increased 7% to $1.0 billion for the year. The increase was due to higher commodity wood product prices relative to prior year. Excluding the impact of commodity prices, sales at existing business units were the same for both years. To enhance sales growth, we pursued opportunities at our existing facilities to complement the distribution of building products, manufactured building components and construction services.

Income from operations was $54.8 million and consistent with operating income before the goodwill impairment in the prior year. Due to an environment of rapidly changing commodity wood product prices, gross margins were 1.6% lower to 24.2% compared to the prior year. Operating expenses were slightly higher in 2003. However, these expenses partially offset the decline in margins as they improved 1% to 19% of sales relative to prior year.

BMC Construction
Selected financial results are as follows (millions):

	2003	2002

Sales	$408.2	$219.7
Less: Acquisitions	(149.1)	—
	$259.1	$219.7

Income from operations	$19.0	$20.7
Less: Acquisitions (income) loss	1.0	—
	$20.0	$20.7

Sales increased 86% to $408.2 million for the year. The increase of $149.1 million or 79% was due to acquisitions not present in the same period a year ago and the remaining $39.4 million was due to existing operations.

Acquisitions included a 67% interest in WBC Mid-Atlantic in October of 2003 and a 60% interest in WBC Construction in January of 2003. WBC Mid-Atlantic provides framing services to high-volume production homebuilders in Delaware, the District of Columbia, Maryland and Virginia. WBC Construction provides foundation and shell construction services to high-volume production homebuilders in Florida.

Income from operations was $19.0 million for the year. Gross margins decreased 4.8% to 11.4% as a result of competitive pressures and the integration of recent acquisitions. Operating expenses were $12 million higher than the prior year. However, these operating expenses were 6.6% of sales and consistent with the prior year.

Corporate
Selected financial results are as follows (millions):

	2003	2002

Operating expenses	$33.4	$29.7

Corporate operating expenses include administrative costs to support operations at our BMC West and BMC Construction business segments. These expenses were $3.7 million higher due to changes in workers’ compensation costs and expenses associated with completing debt financing. However, these expenses at 2.4% of consolidated sales were lower compared to 2.6% in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary need for capital resources is to fund working capital and acquisitions as well as finance capital expenditures. Capital resources have primarily consisted of cash flows from operations and additional debt.

Operations
Net cash provided from operating activities was $33.7 million, up significantly from $12.5 million in 2003. Strong home construction and our strategy to provide additional construction services resulted in higher net income which provided $34.0 million of additional cash flow over the prior year. Changes in working capital requirements used $16.8 million of this cash flow.

Net cash provided from operating activities in 2003 was $12.5 million, down $23.2 million from $35.7 million in 2002. Net income was $19.9 million and consistent with $18.7 million in 2002 prior to the impairment of goodwill. However, working capital requirements were $23.2 million more than the prior year due to acquisitions as well as strong sales performance and increased inventories in order to take advantage of falling commodity wood product prices in December 2003.

Capital Investment and Acquisitions
Net cash used in investing activities was $58.0 million compared to $30.5 million in 2003. Cash use included $27.7 million for property and equipment, $22.7 million for the acquisition of four businesses and $19.0 million invested in marketable securities at our captive insurance subsidiary.

Net cash used in investing activities in 2003 was $30.5 million compared to $25.1 million in 2002. Cash use included $15.9 million for property and equipment and $30.3 million for our interests in WBC Mid-Atlantic and WBC Construction. The cash use was partially offset by proceeds of $10.1 million from the disposition of assets and $6.6 million from the sale of a facility in Great Falls, Montana. Cash used for purchase of property and equipment net of sales proceeds was lower than the prior year due to an objective to limit these expenditures in 2003.

Financing
Net cash provided by financing activities was $24.3 million, compared to $28.3 million in 2003. The primary sources of cash were $20.8 million of net borrowings from the revolving credit facility and an increase in book overdrafts and stock options exercised net of tax benefit.  Cash from the net borrowings of the revolver, book overdrafts and stock options exercised were used to make payments on the term note, other notes and dividends.

Net cash provided by financing activities was $28.3 million in 2003, compared to $6.6 million in 2002. The primary sources of cash were $9.2 million of net borrowings from the revolving credit facility and a $22.1 million increase in borrowings from a term note.

Revolving Credit Facility
In August 2003, we entered into a $175 million revolving credit facility with a group of lenders. In July 2004 and pursuant to the agreement, the borrowing capacity of the revolving credit facility was increased by $50 million. Borrowings under the revolving credit facility are limited to 60% of inventory plus 80% of eligible receivables. The borrowing base is calculated monthly and limited to $225 million. The revolving credit facility matures in August 2008.

The revolving credit facility consists of both LIBOR and Prime based borrowings. The revolving credit facility was amended in May 2004 to reduce interest rates by 0.25% and in March 2005 to reduce interest rates by another 0.50%.  Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 0.75% to 2.00%, or Prime plus 0.0% to 0.75%.

As of December 31, 2004, the borrowing base was limited to the maximum of $225 million, $81.2 million of which was outstanding. At year end, the availability under the revolving credit facility was $102.6 million, net of $41.2 million in outstanding letters of credit.

Term Note
In August 2003, we entered into a $125 million term note with a group of lenders. The term note matures in August 2010 and is payable in quarterly installments for the first six years in amounts equal to 1% of the initial principal amount per year and equal quarterly installments for the remaining principal balance during year seven.

As of December 31, 2004, $123.1 million was outstanding under the term note. The term note was amended in May 2004 to reduce the interest rate by 0.50% and in March 2005 to reduce the interest rate by another 0.75%.  The interest rates for the term note are LIBOR plus 2.00% or Prime plus 1.25%.

Other
Other long-term debt consists of a term note, equipment notes and capital leases for equipment and software. Interest rates are various and dates of maturity are through November 2009.

Hedging Activities
Derivative and hedging activities are recorded on the balance sheet at their fair values.  In June 2004, we entered into interest rate swap contracts that effectively convert a portion of the floating rate borrowings of the term note to a fixed interest rate through June 2009, thus reducing the impact of increases in interest rates on future interest expense. Approximately 81% of the outstanding floating rate borrowings of the term note as of December 31, 2004 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. As a result, the interest rate on $100 million of the $123.1 million floating rate borrowings outstanding at December 31, 2004 was fixed at an average rate of 7.14%. However, in March 2005 the term note was amended to reduce the interest rate by 0.75% and these floating rate borrowings are currently fixed at an average rate of 6.39%. After giving effect to the interest rate swap contracts, total borrowings are 50% fixed and 50% floating.

The fair value of derivative instruments is based on pricing models using current market rates. The fair value of the interest rate swap contracts was a long-term liability of $2.2 million as of December 31, 2004. The effective portion was recorded as accumulated other comprehensive loss, net, a separate component of shareholders’ equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings. A corresponding deferred tax asset of $0.9 million was also recorded in accumulated other comprehensive loss, net for the income tax benefit related to the estimated liability of the interest rate swap contracts. The ineffective portion of the change in the value of the interest rate swap contracts is immediately recognized as a component of interest expense. There was no hedge ineffectiveness for the period ended December 31, 2004. Management may choose not to swap floating debt to a fixed rate or may terminate a previously executed swap if the floating rate positions are more beneficial.

The revolving credit facility and term note are collateralized by all tangible and intangible property, except assets of the captive insurance subsidiary. The revolving credit facility and term note contain covenants and conditions requiring the maintenance of certain financial ratios. At December 31, 2004, we were in compliance with these covenants and conditions.

The scheduled principal payments of debt are $3.4 million in 2005, $3.8 million in 2006, $1.6 million in 2007, $82.8 million in 2008, $59.5 million in 2009 and $58.7 million thereafter.

Equity
In the third quarter of 1998, a shelf registration was filed with the Securities and Exchange Commission to register two million common shares. We may issue these shares in connection with future business combinations, mergers or acquisitions. Shares issued from this registration for a portion of the purchase price for acquisitions include common shares of 15,059 for WBC Mid-Atlantic, 70,053 for WBC Construction and 34,364 for KBI Norcal (see Note 4 of Item 8 - Financial Statements and Supplementary Data).

Based on our historical ability to generate cash flows from operations, borrowing capacity under the revolving credit facility and access to debt and equity markets, management believes it will have sufficient capital to meet anticipated needs.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2004, we are not involved in any transactions with unconsolidated entities.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual obligations as of December 31, 2004 (millions):

	Payments Due by Period
Contractual Obligations	2005	2006	2007	2008	2009	After 5 Years	Total
Long-term debt	$3.1	$3.6	$1.4	$82.7	$59.5	$58.7	$209.0
Capital lease obligations	0.3	0.2	0.2	0.1	—	—	0.8
Operating leases	11.2	9.6	7.8	5.7	4.1	2.2	40.6
Unconditional purchase obligations	—	—	—	—	—	—	—
Other long-term commitments	—	—	—	—	—	—	—
	$14.6	$13.4	$9.4	$88.5	$63.6	$60.9	$250.4

Interest rate swap contracts
Notional principal amount of interest rate exchange agreements maturing
Variable to fixed	—	—	—	—	$100.0	—	$100.0
Average pay rate	—	—	—	—	4.39%	—	4.39%
Average receive rate	—	—	—	—	1.72%	—	1.72%

Acceleration of our revolving credit facility and term note may occur if certain financial conditions or warranties and representations are not met. The revolving credit facility and term note are collateralized by all tangible and intangible property, except assets of the captive insurance subsidiary. The revolving credit facility and term note contain covenants and conditions requiring the maintenance of certain financial ratios. At December 31, 2004, we were in compliance with these covenants and conditions.

We have potential put and call obligations associated with our interests in RCI Construction, WBC Mid-Atlantic and WBC Construction. Under the purchase agreements, we have the right to purchase the remaining portions during certain periods or if certain conditions are met. Likewise, the other owners have the option to require us to purchase the remaining portions during certain dates. The purchase price for the remaining portions will be based generally on a multiple of historical earnings.

As part of our revolving credit facility, we have $41.2 million in letters of credit outstanding principally for the deductible portion of workers’ compensation, automobile liability and general liability claims. These obligations are not required to be recorded on our balance sheet and renew automatically on their various anniversary dates or until released by their respective beneficiaries.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Prices of commodity wood products, which are subject to significant volatility, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We do not use derivative financial instruments to hedge commodity wood product prices.

Changes in interest expense occur when market interest rates change. Changes in the carrying amount of debt could also increase these interest rate risks. Interest rate swap contracts are currently utilized to hedge interest rate risks. Approximately 81% of the outstanding floating rate borrowings of the term note as of December 31, 2004 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. After giving effect to the interest rate swap contracts, total borrowings are 50% fixed and 50% floating. Based on debt outstanding as of December 31, 2004, a 0.25% increase in interest rates would result in approximately $0.3 million of additional interest expense annually.

CRITICAL ACCOUNTING ESTIMATES

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions include critical accounting estimates which are defined by the Securities and Exchange Commission as those that are the most important to the portrayal of our financial condition, results of operations or cash flows. These estimates require management’s subjective and complex judgments often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection and disclosure of these estimates with our Audit Committee. Management believes the estimates utilized are reasonable under the circumstances, however actual results could differ from these estimates and may require adjustment in future periods. Our critical accounting estimates are:

Revenue Recognition for Construction Services
The percentage-of-completion method is used to recognize revenue for construction services. Periodic estimates of our progress towards completion are made based on a comparison of labor costs incurred to date with total estimated contract costs for labor, or based on units-of-delivery. These percentage-of-completion methods require the use of various estimates, including among others, the extent of progress towards completion, contract revenues and contract completion costs. Contract revenues and contract costs to be recognized are dependent on the accuracy of estimates, including quantities of materials, labor productivity and other cost estimates. We have a history of making reasonable estimates of the extent of progress towards completion, contract revenues and contract completion costs. However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. Revisions of contract revenues and cost estimates as well as provisions for estimated losses on uncompleted contracts are reflected in the period such revisions are determined.

Estimated Losses on Uncompleted Contracts and Changes in Contract Estimates
Estimated losses on uncompleted contracts and changes in contract estimates are reflected in the period such revisions are determined. These reserves are established by assessing estimated costs to complete, change orders and claims for uncompleted contracts.

At December 31, 2004, the reserve for these estimated losses was less than $0.1 million for BMC West and BMC Construction. These reserves are established by assessing estimated costs to complete, change orders and claims. Assumptions for estimated costs to complete include material prices, labor costs, labor productivity and contract claims. Such estimates are inherently uncertain and therefore it is possible that actual completion costs may vary from these estimates. We have a history of making reasonable estimates of the extent of progress towards completion, contract revenue and contract completion costs.

However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. Revisions of estimated losses on uncompleted contracts are reflected in the period such revisions are determined.

Goodwill
Goodwill represents the excess of purchase price over the fair values of net tangible and identifiable intangible assets of acquired businesses. An annual assessment for impairment is completed in the fourth quarter and whenever events and circumstances indicate the carrying amount may not be recoverable. An impairment is recognized if the carrying amount is more than the estimated future operating cash flows as measured by fair value techniques.

At December 31, 2004, goodwill was $20.1 million for BMC West and $60.2 million for BMC Construction. Our fourth quarter assessment concluded with an impairment of $1.0 million related to goodwill for a change in business strategy at BMC West and no impairment for goodwill at BMC Construction. The impairment assessment includes determining the estimated fair value of reporting units based on discounting the future operating cash flows using a discount rate reflecting our estimated average cost of funds. Future operating cash flows are derived from our budget information, which includes assumptions of future volumes, pricing of commodity products and labor costs. Prices for commodity products are inherently volatile. Likewise, labor costs are subject to change. If our estimates of projected future cash flows were too high by 4%, there would be no impact on the carrying amount of our goodwill.

Due to the variables associated with prices of commodity products and the effects of changes in circumstances, both the precision and reliability of the estimates of future operating cash flows are subject to uncertainty. As additional information becomes known, we may change our estimates.

Insurance Deductible Reserves
The estimated cost of automobile liability, general liability and workers’ compensation claims is determined by actuarial methods. Claims in excess of insurance deductibles are insured with third-party insurance carriers. Reserves for claims are recognized based on the estimated costs of these claims as limited by deductibles of the applicable insurance policies. An annual assessment of the reserves for these claims is completed in the fourth quarter and whenever events and circumstances indicate a change in the related reserves is required. The annual assessment is conducted by an independent actuary.

At December 31, 2004, the reserve for automobile liability, general liability and workers’ compensation claims was $26.6 million. The 2004 fourth quarter assessment conducted by our independent actuaries concluded with a $3.8 million net of tax reduction to these reserve balances. The actuarial assessment includes determining the estimated cost of claims. The reserve for these claims is susceptible to change based on the estimated cost of the claims. Actual loss experience substantially different than the actuarial assumptions may occur. Future reserves are subject to the nature and frequency of claims, medical cost inflation and changes in the insurance deductibles of the applicable insurance policies.

RECENT ACCOUNTING PRINCIPLES

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123, Share-Based Payment, and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires the recognition and measurement of liabilities incurred to employees in share-based payment transactions at fair value. Compensation cost and the related tax effects are recognized as the requisite service is rendered. Compensation cost is based on the fair value of those shares on the grant date. This statement is effective for the third quarter of 2005 and will be retroactively applied to the beginning of 2005.

In January 2003, FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In December 2003, FASB issued a revision to FIN 46 (FIN 46R). FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from others. FIN 46R also requires disclosure of significant interests in these entities if not consolidated. We adopted the revised provisions of FIN 46R in the first quarter of 2004. This adoption had no impact on consolidated financial position, results of operations or cash flows.

BUSINESS RISKS AND FORWARD-LOOKING STATEMENTS

There are a number of business risks and uncertainties that affect our operations and therefore could cause future results to differ from past performance or expected results. Additional information regarding business risks and uncertainties is contained in Item 1 of our Form 10-K for the period ended December 31, 2004. These risks and uncertainties may include, but are not limited to:

•	demand for homebuilding which is influenced by changes in the overall condition of the U.S. economy, including job formation, interest rates and consumer confidence as well as other important factors,
•	fluctuations in our costs and availability of sourcing channels for commodity wood products and building materials,
•	changes in the business models of our customers,
•	intense competition,
•	future integration of acquired businesses may not result in anticipated cost savings and revenue synergies being fully realized or it may take longer to realize than expected,
•	our ability to identify suitable acquisition candidates,
•	availability of and ability to attract, train and retain qualified individuals,
•	unanticipated weather conditions including natural catastrophic events such as earthquakes, fire, flood, hurricanes, tornadoes, etc.,
•	implementation of cost structures that align with revenue growth,
•	actual and perceived vulnerabilities as a result of terrorist activities and armed conflict,
•	numerous other matters of a local and regional scale, including those of a political, economic, business, competitive or regulatory nature.

Certain statements in the Annual Report to Shareholders including those related to expectations about homebuilding activity in our markets, demographic trends supporting homebuilding and anticipated sales and operating income are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results and future business prospects are forward-looking statements. While these statements represent our current judgment on what the future may hold and we believe these judgments are reasonable, these statements involve risks and uncertainties that are important factors that could cause our actual results to differ materially from those in forward-looking statements. These factors include, but are not limited to the risks and uncertainties cited in the above paragraph. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date of the filing of the 2004 Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Prices of commodity wood products, which are subject to significant volatility, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We do not use derivative financial instruments to hedge commodity wood product prices.

Changes in interest expense occur when market interest rates change. Changes in the carrying amount of debt could also increase interest rate risks. Interest rate swap contracts are currently utilized to hedge interest rate risks. Approximately 81% of the outstanding floating rate borrowings of the term note as of December 31, 2004 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. After giving effect to the interest rate swap contracts, total borrowings are 50% fixed and 50% floating. Based on debt outstanding as of December 31, 2004, a 0.25% increase in interest rates would result in approximately $0.3 million of additional interest expense annually.

ITEM 8. Financial Statements and Supplementary Data

Building Materials Holding Corporation
Consolidated Statements of Income
(thousands, except per share data)

	Year Ended December 31
	2004	2003	2002
Sales
Building products	$1,186,663	$917,019	$868,431
Construction services	904,362	498,052	293,063
Total sales	2,091,025	1,415,071	1,161,494

Costs and operating expenses
Cost of goods sold
Building products	897,725	688,354	640,520
Construction services	768,407	436,908	242,557
Impairment of assets	2,274	829	6,698
Selling, general and administrative expenses	317,002	250,319	233,328
Other income, net	(2,491)	(1,768)	(730)
Total costs and operating expenses	1,982,917	1,374,642	1,122,373

Income from operations	108,108	40,429	39,121

Interest expense	13,560	9,279	9,812

Income before income taxes, minority interests and equity earnings	94,548	31,150	29,309

Income taxes	35,198	11,402	10,871

Minority interests (income) loss, net	(5,440)	(1,250)	227

Equity earnings, net of tax of $918	—	1,431	—

Income before change in accounting principle	53,910	19,929	18,665

Change in accounting principle, net of tax benefit of $6,286	—	—	11,650

Net income	$53,910	$19,929	$7,015

Income before change in accounting principle per share:
Basic	$4.00	$1.50	$1.43
Diluted	$3.87	$1.48	$1.41

Change in accounting principle, net of tax, per share:
Basic	$—	$—	$(0.89)
Diluted	$—	$—	$(0.88)

Net income per share:
Basic	$4.00	$1.50	$0.54
Diluted	$3.87	$1.48	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Balance Sheets
(thousands, except share data)

	December 31
	2004	2003
ASSETS
Cash and cash equivalents	$19,496	$19,506
Marketable securities	2,216	—
Receivables, net	238,071	187,790
Inventory	153,391	111,146
Unbilled receivables	17,196	8,625
Deferred income taxes	11,913	8,629
Prepaid expenses and other current assets	7,317	5,243

Total current assets	449,600	340,939

Property and equipment, net	164,311	165,400
Marketable securities	16,760	—
Deferred loan costs	2,084	2,406
Other long-term assets	16,281	10,692
Other intangibles, net	13,692	12,017
Goodwill	80,316	72,745

Total assets	$743,044	$604,199

LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$164,485	$109,067
Billings in excess of costs and estimated earnings	11,274	12,069
Current portion of long-term debt	3,404	2,905

Total current liabilities	179,163	124,041

Deferred income taxes	297	5,354
Long-term debt	206,419	186,773
Other long-term liabilities	23,162	13,276

Total liabilities	409,041	329,444

Minority interests	6,325	3,745

Commitments and contingent liabilities	—	—

Shareholders’ equity
Common stock, $0.001 par value, 20,000,000 shares authorized; 13,852,683 and 13,333,711 shares issued and outstanding, respectively	14	13
Additional paid-in capital	124,594	115,282
Unearned compensation	(1,383)	—
Retained earnings	205,812	155,715
Accumulated other comprehensive loss, net	(1,359)	—

Total shareholders’ equity	327,678	271,010

Total liabilities, minority interests and shareholders’ equity	$743,044	$604,199

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Shareholders’ Equity
(thousands)

						Accumulated Other Comprehensive Income (Loss)
						Net Unrealized
			Additional			Gain (Loss) From
	Common Shares		Paid-In	Unearned	Retained	Hedging	Marketable
	Shares	Amount	Capital	Compensation	Earnings	Derivatives	Securities	Total
Balance at December 31, 2001	12,984	$13	$110,661	$—	$132,220	$—	$—	$242,894
Net income					7,015			7,015
Share options exercised	99		1,074					1,074
Tax benefit for share options exercised			186					186
Shares issued from Director Stock Plan	19		288					288
Shares issued for acquisitions	34		500					500
Cash dividend on common shares					(657)			(657)
Balance at December 31, 2002	13,136	13	112,709	—	138,578	—	—	251,300

Net income					19,929			19,929
Share options exercised	88		913					913
Tax benefit for share options exercised			141					141
Shares issued from Director Stock Plan	25		319					319
Shares issued for acquisitions	85		1,200					1,200
Cash dividend on common shares					(2,792)			(2,792)
Balance at December 31, 2003	13,334	13	115,282	—	155,715	—	—	271,010

Net income					53,910			53,910
Unrealized loss from interest rate swap contracts						(2,215)		(2,215)
Tax benefit for unrealized loss from interest rate swap contracts						853		853
Unrealized gain from marketable securities							5	5
Taxes for unrealized gain from marketable securities							(2)	(2)
Comprehensive income								52,551

Share options exercised	412	1	5,008					5,009
Tax benefit for share options exercised			2,041					2,041
Shares issued from Employee Plan	15		356					356
Shares issued from Director Stock Plan	17		285					285
Issuance of restricted shares	75		1,622	(1,622)				—
Earned compensation expense				239				239
Cash dividend on common shares					(3,813)			(3,813)
Balance at December 31, 2004	13,853	$14	$124,594	$(1,383)	$205,812	$(1,362)	$3	$327,678

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Cash Flows
(thousands)

	Year Ended December 31
Operating Activities	2004	2003	2002
Net income	$53,910	$19,929	$7,015
Items in net income not using (providing) cash:
Change in accounting principle, net of tax benefit of $6,286	—	—	11,650
Equity earnings, net of amortization and before taxes of $918	—	(2,349)	—
Minority interests, net	5,440	1,059	(227)
Depreciation and amortization	23,312	20,785	19,265
Impairment of assets	2,274	829	6,698
Loss (gain) on sale of assets, net	334	(1,161)	944
Deferred financing costs	—	660	—
Deferred income taxes	(7,490)	2,556	(2,691)
Changes in assets and liabilities, net of effects of acquisitions and sales of business units:
Receivables, net	(45,687)	(35,076)	(20,324)
Inventory	(40,258)	(25,929)	(3,989)
Unbilled receivables	(8,571)	(473)	(3,920)
Prepaid expenses and other current assets	(1,900)	2,304	3,346
Accounts payable and accrued expenses	45,022	21,093	11,703
Billings in excess of costs and estimated earnings	(795)	5,579	3,927
Other long-term assets and liabilities	6,128	3,633	3,317
Other, net	1,958	(960)	(988)
Cash flows provided by operating activities	33,677	12,479	35,726

Investing Activities
Purchases of property and equipment	(27,652)	(15,887)	(20,050)
Acquisitions and investments in businesses, net of cash acquired	(22,738)	(30,269)	(8,091)
Proceeds from dispositions of property and equipment	12,278	10,065	1,155
Proceeds from sales of business units, net of cash sold	—	6,591	2,750
Purchase of marketable securities	(19,026)	—	—
Other, net	(871)	(961)	(826)
Cash flows used by investing activities	(58,009)	(30,461)	(25,062)

Financing Activities
Net borrowings (repayments) under revolving credit facility	20,800	9,200	(1,900)
Principal payments on term note	(1,250)	(9,425)	(7,700)
Borrowings under term note	—	31,500	—
Net borrowings (repayments) on other notes payable	(932)	(410)	(786)
Increase in book overdrafts	5,411	554	2,024
Deferred financing costs	(175)	(1,394)	—
Stock options exercised	5,008	895	1,043
Dividends paid	(3,505)	(2,649)	—
Other, net	(1,035)	—	690
Cash flows provided by financing activities	24,322	28,271	(6,629)

Increase (Decrease) in Cash and Cash Equivalents	(10)	10,289	4,035
Cash, beginning of year	19,506	9,217	5,182
Cash, end of year	$19,496	$19,506	$9,217

Supplemental Disclosure of Cash Flow Information
Accrued but unpaid dividends	$1,108	$800	$657
Cash paid for interest	$12,902	$9,327	$10,349
Cash paid for income taxes	$37,777	$7,795	$12,672

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Operations
Building Materials Holding Corporation (BMHC) provides building products and construction services to professional homebuilders and contractors throughout the United States. We operate through two separately managed and reportable business segments: BMC West and BMC Construction. BMC West markets and sells building products, manufactures building components (millwork, floor and roof trusses and wall panels) and provides construction services to builders and contractors. BMC Construction provides framing and other construction services to high-volume production homebuilders.

Principles of Consolidation
The consolidated financial statements include the accounts of BMHC and its subsidiaries. The equity method of accounting is used for investments in which we have significant influence. All significant intercompany balances and transactions are eliminated.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements as well as the reported amounts of sales and expenses during the reporting period. Actual amounts may differ materially from those estimates. The following critical accounting estimates require our subjective and complex judgment often as a result of the need to estimate matters that are inherently uncertain:

•  Revenue Recognition for Construction Services
The percentage-of-completion method is used to recognize revenue for construction services. Periodic estimates of our progress towards completion are made based on a comparison of labor costs incurred to date with total estimated contract costs for labor, or based on units-of-delivery. These percentage-of-completion methods require the use of various estimates, including among others, the extent of progress towards completion, contract revenues and contract completion costs. Contract revenues and contract costs to be recognized are dependent on the accuracy of estimates, including quantities of materials, labor productivity and other cost estimates. We have a history of making reasonable estimates of the extent of progress towards completion, contract revenues and contract completion costs. However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. Revisions of contract revenues and cost estimates as well as provisions for estimated losses on uncompleted contracts are reflected in the period such revisions are determined.

•  Estimated Losses on Uncompleted Contracts and Changes in Contract Estimates
Estimated losses on uncompleted contracts and changes in contract estimates are reflected in the period such revisions are determined. These reserves are established by assessing estimated costs to complete, change orders and claims for uncompleted contracts.

•  Goodwill
Goodwill represents the excess of purchase price over the fair values of net tangible and identifiable intangible assets of acquired businesses. An annual assessment for impairment is completed in the fourth quarter and whenever events and circumstances indicate the carrying amount may not be recoverable. An impairment is recognized if the carrying amount is more than the estimated future operating cash flows as measured by fair value techniques.

•  Insurance Deductible Reserves
The estimated cost of automobile liability, general liability and workers’ compensation claims is determined by actuarial methods. Claims in excess of insurance deductibles are insured with third-party insurance carriers. Reserves for claims are recognized based on the estimated costs of these claims as limited by the deductibles of the applicable insurance policies. An annual assessment of the reserves for these claims is completed in the fourth quarter and whenever events and circumstances indicate a change in the related reserves is required. The annual assessment is conducted by an independent actuary.  The 2004 fourth quarter assessment conducted by our independent actuaries concluded with a $3.8 million net of tax reduction to these reserve balances.

Cash and Cash Equivalents
Cash equivalents consist of short term investments that have a maturity of three months or less at the date of purchase. Cash and cash equivalents totaled $19.5 million at December 31, 2004 and 2003.

Inventory Valuation
Inventory consists principally of building materials purchased for resale and is valued at the lower of average cost or market. We participate in vendor volume rebate programs under which rebates are earned as a result of attaining certain purchase levels. Volume rebates are accrued as earned. These volume rebates are recorded as a reduction in inventory and recognized in cost of goods sold when the related product is sold.

Unbilled Receivables and Billings in Excess of Costs and Estimated Earnings
Percentage-of-completion methods result in recognizing costs incurred and estimated revenues on uncompleted contracts.  Unbilled receivables represent revenues recognized for construction services performed, however not yet billed.  Billings in excess of costs and estimated earnings represent billings made in excess of estimated revenues recognized.  These billings are deferred until the actual progress towards completion indicates recognition is appropriate.  Costs include equipment costs, direct labor and material costs related to contract performance.

Long-lived Assets
Long-lived assets such as property, equipment and intangibles with useful lives are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment is recognized if the carrying amount exceeds its fair value and when the carrying amount is not recoverable based on the estimated future operating cash flows on an undiscounted basis.

Revenue Recognition
Revenues for building products are recognized when title to the goods and risk of loss pass to the buyer, which is at the time of delivery. The percentage-of-completion method is used to recognize revenue for construction services.

Shipping and Handling
Shipping and handling costs for manufactured building components and construction services are included as a component of cost of sales. Shipping and handling costs for building products are included as a component of selling, general and administrative expenses and were $55.7 million in 2004, $46.7 million in 2003 and $45.1 million in 2002.

Share-based Compensation
Previously, there were five share-based employee compensation plans. No further grants will be made under these plans, however grants will be made under the 2004 Incentive and Performance Plan. The previous plans and the current plan are more fully described in Note 11. These plans are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, were applied to share-based employee compensation (thousands, except per share data):

	Year Ended December 31
	2004	2003	2002
Net income, as reported	$53,910	$19,929	$7,015
Add: Share-based employee compensation expense determined under APB 25, net of related tax effects	738	446	1,117
Deduct: Share-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,739)	(1,664)	(2,331)
Pro forma net income	$50,909	$18,711	$5,801

Earnings per share:
Basic - as reported	$4.00	$1.50	$0.54
Basic - pro forma	$3.77	$1.41	$0.44

Diluted - as reported	$3.87	$1.48	$0.53
Diluted - pro forma	$3.66	$1.39	$0.44

Change in Accounting Principle
Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, was adopted in the first quarter of 2002. This statement eliminated the amortization of goodwill and other indefinite lived intangible assets and requires an impairment analysis of these assets on an annual basis or whenever events and circumstances indicate the carrying amount may not be recoverable. The transitional impairment analysis resulted in an impairment of goodwill in the BMC West business segment of $11.7 million, net of tax.

Recent Accounting Principles
In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123, Share-Based Payment, and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires the recognition and measurement of liabilities incurred to employees in share-based payment transactions at fair value. Compensation cost and the related tax effects are recognized as the requisite service is rendered. Compensation cost is based on the fair value of those shares on the grant date. This statement is effective for the third quarter of 2005 and will be retroactively applied to the beginning of 2005.

In January 2003, FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In December 2003, FASB issued a revision to FIN 46 (FIN 46R). FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from others. FIN 46R also requires disclosure of significant interests in these entities if not consolidated. We adopted the revised provisions of FIN 46R in the first quarter of 2004. This adoption had no impact on consolidated financial position, results of operations or cash flows.

Reclassifications
Certain reclassifications, none of which affected previously reported consolidated results of operations, cash flows or shareholders’ equity, have been made to amounts reported in prior periods to conform to the current year presentation.

2. Net Income Per Share
Net income per share was determined using the following information (thousands, except per share data):

	Year Ended December 31
	2004	2003	2002

Net income	$53,910	$19,929	$7,015
Weighted average shares used to determine basic net income per share	13,494	13,279	13,086
Net effect of dilutive stock options and restricted stock (1)	429	162	177
Weighted average shares used to determine diluted net income per share	13,923	13,441	13,263

Net income per share:
Basic	$4.00	$1.50	$0.54
Diluted	$3.87	$1.48	$0.53

Cash dividends declared per share	$0.08	$0.06	$0.05

(1)
There were no options excluded from the computation of diluted income per share for 2004.  Options to purchase shares of 325,525 for 2003 and 416,529 for 2002 were not dilutive and therefore excluded in the computations of diluted income per share. Options categorized as not dilutive were defined on the basis of the exercise price being greater than the average market value of the common shares in the periods presented.

3. Impairment of Assets
Long-lived assets such as property, equipment and intangibles are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment for these assets is recognized if the carrying amount is more than the estimated future operating cash flows on an undiscounted basis. Similarly, goodwill is evaluated for impairment in the fourth quarter and whenever events and circumstances indicate the carrying amount may not be recoverable. An impairment is recognized if the carrying amount is more than the estimated future operating cash flows as measured by fair value techniques.

During 2004, impairments of $1.3 million for the carrying amount of certain properties held for sale and $1.0 million in the carrying amount of goodwill resulting from a change in business strategy were recognized for BMC West. As a result of changes in a specific market, an impairment of $0.8 million in the carrying amount of customer relationships was recognized for BMC Construction in 2003. During 2002, changing market conditions resulted in a $6.7 million impairment of goodwill for BMC West.

4. Acquisitions, Minority Interests and Equity Earnings
Acquisitions are accounted for under the purchase method of accounting.  The purchase price is allocated to the assets acquired, including intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition.  Any excess of the purchase price over the estimated fair value of the identifiable assets and liabilities acquired is recorded as goodwill.  Operating results of acquired businesses are included in the consolidated statements of income from the date of acquisition.

Minority Interests and Equity Earnings
Minority interest reflects the other owners’ proportionate share in the assets and liabilities of business ventures as of the date of purchase, adjusted by the proportionate share of post-acquisition income or loss. As the operating results of entities with minority interest are consolidated, minority interest (income) loss, net represents the income or loss attributable to the other owners.

•  WBC Mid-Atlantic
In October 2003, we acquired a 67.33% interest in a newly formed construction business, WBC Mid-Atlantic, LLC (WBC Mid-Atlantic), for $5.1 million in cash and the issuance of 15,059 common shares. The remaining 32.67% interest is owned by ANM Carpentry, Inc. and is recognized as minority interest. WBC Mid-Atlantic provides framing services to high-volume production homebuilders in Delaware, the District of Columbia, Maryland and Virginia.

•  WBC Construction
In January 2003, we acquired a 60% interest in a newly formed construction business, WBC Construction, LLC (WBC Construction), for $22.9 million in cash and the issuance of 70,053 common shares. The remaining 40% interest is owned by Willard Brothers Construction, Inc. and its principal members. WBC Construction provides foundation and shell construction services to high-volume production homebuilders in Florida.

When purchased, the investment in WBC Construction was accounted for using the equity method of accounting because the minority owners had certain approval and other rights that precluded consolidation. On August 11, 2003, the operating agreement was amended to eliminate certain approval and other rights of the minority interest shareholders. As a result, the equity method of accounting was ceased and the results of WBC Construction’s operations have been included in the consolidated financial statements effective August 12, 2003. The 40% ownership interest is recognized as minority interest. The consolidation of WBC Construction resulted in an increase in assets of $41.2 million, an increase in liabilities of $12.7 million, an increase in minority interest of $2.3 million and a decrease in equity investments in an unconsolidated company of $26.2 million.

While accounted for under the equity method prior to August 12, 2003, the condensed income statement for WBC Construction was as follows (thousands):

Year-to-date period ended August 11, 2003
Sales	$97,717
Income from operations	$10,418
Net income	$4,511

Proportionate share of net income	$2,706
Amortization of intangibles	(357)
Equity earnings before taxes	$2,349

•  KBI Norcal
In July 2002, we acquired a 51% interest in a newly formed partnership, KBI Norcal, for approximately $5.8 million in cash, $0.8 million of assumed debt and the issuance of 34,364 common shares. The remaining 49% interest was owned by RJ Norcal, LLC and recognized as minority interest. KBI Norcal provides framing services in northern California.

As a majority-owned subsidiary, the financial information for KBI Norcal was previously consolidated. In July 2004, BMC Construction acquired the remaining 49% of KBI Norcal for $14.0 million in cash. Assets acquired included intangibles of $4.7 million and goodwill of $6.5 million.

Other Acquisitions
The following acquisitions were completed during 2004:

In September 2004, our majority-owned subsidiary WBC Construction acquired a 51% interest in a truss facility (A-1 Building Components, LLC) in Boynton Beach, Florida for $2.4 million in cash. Assets acquired included accounts receivable of $2.8 million, inventory of $1.2 million, property and equipment of $1.4 million, other long-term assets of $0.2 million, intangibles of $0.7 million, goodwill of $0.9 million and liabilities of $4.8 million.

In March 2004, BMC Construction acquired a distribution facility in Tucson, Arizona for $4.1 million in cash. In October 2004, BMC Construction acquired a window installation business in Napa, California for $1.7 million in cash. Assets acquired in these acquisitions included accounts receivable of $1.8 million, inventory of $0.8 million, property and equipment of $2.3 million, intangibles of $0.3 million, goodwill of $0.9 million and liabilities of $0.3 million.

In June 2004, BMC West acquired a framing business in Denver, Colorado for $0.8 million cash. Assets acquired included prepaid expenses of $0.1 million, property and equipment of $0.1 million, other long-term assets of $0.3 million, intangibles of $0.1 million and goodwill of $0.2 million.

Had these acquisitions taken place as of the beginning of 2003, pro forma results of operations would not have been significantly different from reported amounts.

•  RCI Construction
In January 2005, we acquired a 51% interest in a newly formed construction business, RCI Construction, LLC (RCI Construction), for $4.4 million in cash. The remaining 49% is owned by Residential Carpentry, Inc. and will be recognized as minority interest. RCI

Construction provides framing services to high-volume production builders in the greater Chicago area. Consistent with the acquisition date of January 2005, operating results will be consolidated in 2005.

We have potential call and put obligations associated with our interests in RCI Construction, WBC Mid-Atlantic and WBC Construction.  Under the purchase agreements, we have the right to purchase the remaining portions during certain periods or if certain conditions are met.  Likewise, the other owners have the option to require us to purchase the remaining portions during certain periods.  The purchase price for the remaining portions will be based generally on a multiple of historical earnings.  The following table summarizes these potential call and put obligations:

	Call Options	Put Options
RCI Construction	January 2008 through January 2012	January 2008 through January 2012
WBC Mid-Atlantic	Prior to October 2010	October 2008 through September 2010
WBC Construction	January 2006 through January 2009	January 2007 through January 2009

5. Receivables

Receivables consist of the following (thousands):

	2004	2003
Trade receivables	$232,125	$182,736
Other	10,313	7,479
Allowance for returns, discounts and doubtful accounts	(4,367)	(2,425)
	$238,071	$187,790

Customers are dispersed among various markets, therefore credit risk to any one customer or state economy is not significant. We perform credit evaluations of our customers and provide an allowance for doubtful accounts when events or circumstances indicate that collection is doubtful. Account balances are written-off after all means of collection have been exhausted and the potential for recovery is remote.

Pursuant to credit applications with customers, interest income is assessed and collected on accounts receivable. The interest rate varies from 1% to 2% per month. Interest income was recognized as a component of other income, net and was $1.8 million in 2004, $1.1 million in 2003 and $1.2 million in 2002.

6. Marketable Securities

Investments in marketable securities consist of debt securities held by our captive insurance subsidiary and are considered available-for-sale and recorded at fair values. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss, net, a component of shareholders’ equity. At December 31, 2004, marketable securities that mature in less than a year were $2.2 million and long-term marketable securities of $16.8 million have maturities of one to five years. There were no significant unrealized losses.

7. Property and Equipment

Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements that extend useful life. Certain costs of software are capitalized provided those costs are not research and development and certain other criteria are met. Capitalized interest was $0.1 million in 2004, $0.1 million in 2003 and $0.4 million in 2002. Expenditures for other maintenance and repairs are expensed as incurred. Gains and losses from sales and retirements are included in income as they occur. Depreciation is calculated using the straight-line method over the economic useful lives of the assets. The estimated useful lives of depreciable assets are generally:

•  ten to thirty years for buildings and improvements,
•  seven to ten years for machinery and fixtures,
•  three to ten years for handling and delivery equipment and
•  three to ten years for software development costs.

Property and equipment consist of the following (thousands):

	2004	2003
Land	$37,036	$39,311
Buildings and improvements	104,667	99,135
Machinery and fixtures	60,109	55,209
Handling and delivery equipment	50,780	46,519
Software development costs	11,216	10,762
Construction in progress	4,956	4,632
	268,764	255,568

Less accumulated depreciation	(104,453)	(90,168)
	$164,311	$165,400

In order to improve financial returns, we periodically evaluate our investments in property and equipment. As a result, property and equipment may be consolidated, leased or sold. We recognized a net loss of $0.3 million in 2004, net gain of $1.2 million in 2003 and net loss of $0.9 million in 2002 from the sales of property and equipment.

8. Intangible Assets and Goodwill

Intangible assets represent the values assigned to customer relationships, covenants not to compete and trade names. Intangible assets are amortized on a straight-line basis over their expected useful lives. Customer relationships are amortized over two to seventeen years and covenants not to compete over three to five years. Trade names are amortized over three years.  Intangible amortization expense was $4.2 million in 2004, $1.7 million in 2003 and $0.8 million in 2002. Intangible assets consist of the following (thousands):

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$17,134	$(5,116)	$12,018
Covenants not to compete	2,919	(1,426)	1,493
Trade names	204	(23)	181
Other	500	(500)	—
	$20,757	$(7,065)	$13,692

	December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$12,600	$(1,793)	$10,807
Covenants not to compete	2,320	(1,121)	1,199
Other	500	(489)	11
	$15,420	$(3,403)	$12,017

There are no intangible assets with indefinite useful lives. Estimated amortization expense for intangible assets is $2.7 million for 2005, $2.7 million for 2006, $2.1 million for 2007, $1.4 million for 2008, $1.2 million for 2009 and $3.6 million thereafter.

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. An annual assessment for impairment is completed in the fourth quarter and whenever events and circumstances indicate the carrying amount may not be recoverable. An impairment is recognized at the reporting unit if the carrying amount is more than the estimated future operating cash flows as measured by fair value techniques.

Changes in the carrying amount of goodwill by business segment were as follows (thousands):

	BMC West	BMC Construction	Total
Balance at December 31, 2002	$20,312	$31,799	$52,111
Goodwill acquired	1,558	19,979	21,537
Purchase price adjustments	89	137	226
Contingent consideration adjustment	(213)	—	(213)
Goodwill divested during the year	(916)	—	(916)
Balance at December 31, 2003	$20,830	$51,915	$72,745
Goodwill acquired	234	8,249	8,483
Purchase price adjustment	—	89	89
Impairment	(1,001)	—	(1,001)
Balance at December 31, 2004	$20,063	$60,253	$80,316

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (thousands):

	2004	2003
Accounts payable	$66,868	$51,735
Accrued compensation	34,078	18,241
Insurance deductible reserves	26,639	15,074
Accrued liabilities	19,818	12,921
Sales tax payable	6,359	5,784
Book overdrafts	10,723	5,312
	$164,485	$109,067

10. Debt

Long-term debt consists of the following (thousands):

As of December 31, 2004		Stated Interest Rate	Notional Amount of Interest Rate Swaps	Effective Interest Rate
	Balance			Average for Year	As of December 31
Revolving credit facility	$81,200	LIBOR plus 1.75% or Prime plus 0.50%	$—	4.88%	5.25%
Term note	123,125	LIBOR plus 2.75% or Prime plus 2.00%	100,000	5.65%	6.80%
Other	5,498	Various	—	—	—
	209,823		$100,000

Less: Current portion	3,404
	$206,419

As of December 31, 2003		Stated Interest Rate	Notional Amount of Interest Rate Swaps	Effective Interest Rate
	Balance			Average for Year	As of December 31
Revolving credit facility	$60,400	LIBOR plus 2.50% or Prime plus 1.75%	$—	4.69%	5.17%
Term note	124,375	LIBOR plus 3.25% or Prime plus 2.50%	—	3.96%	4.44%
Other	4,903	Various	—	—	—
	189,678		$—

Less: Current portion	2,905
	$186,773

Revolving Credit Facility
In August 2003, we entered into a $175 million revolving credit facility with a group of lenders. In July 2004 and pursuant to the agreement, the borrowing capacity of the revolving credit facility was increased by $50 million. Borrowings under the revolving credit facility are limited to 60% of inventory plus 80% of eligible receivables. The borrowing base is calculated monthly and limited to $225 million. The revolving credit facility matures in August 2008.

The revolving credit facility consists of both LIBOR and Prime based borrowings. The revolving credit facility was amended in May 2004 to reduce interest rates by 0.25% and in March 2005 to reduce interest rates by another 0.50%.  Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 0.75% to 2.00%, or Prime plus 0.0% to 0.75%.

As of December 31, 2004, the borrowing base was limited to the maximum of $225 million, $81.2 million of which was outstanding. At year end, the availability under the revolving credit facility was $102.6 million, net of $41.2 million in outstanding letters of credit.

Term Note
In August 2003, we entered into a $125 million term note with a group of lenders. The term note matures in August 2010 and is payable in quarterly installments for the first six years in amounts equal to 1% of the initial principal amount per year and equal quarterly installments for the remaining principal balance during year seven. The term note was amended in May 2004 to reduce the interest rate by 0.50% and in March 2005 to reduce the interest rate by another 0.75%.  The interest rates for the term note are LIBOR plus 2.00% or Prime plus 1.25%.

Other
Other long-term debt consists of a term note, equipment notes and capital leases for equipment and software. Interest rates are various and dates of maturity are through November 2009.

Hedging Activities
Derivative and hedging activities are recorded on the balance sheet at their fair values.  In June 2004, we entered into interest rate swap contracts that effectively convert a portion of the floating rate borrowings of the term note to a fixed interest rate through June 2009, thus reducing the impact of increases in interest rates on future interest expense. Approximately 81% of the outstanding floating rate borrowings of the term note as of December 31, 2004 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. As a result, the interest rate on $100 million of the $123.1 million floating rate borrowings outstanding at December 31, 2004 was fixed at an average rate of 7.14%. However, in March 2005 the term note was amended to reduce the interest rate by 0.75% and these floating rate borrowings are currently fixed at an average rate of 6.39%. After giving effect to the interest rate swap contracts, total borrowings are 50% fixed and 50% floating.

The fair value of derivative instruments is based on pricing models using current market rates. The fair value of the interest rate swap contracts was a long-term liability of $2.2 million as of December 31, 2004. The effective portion was recorded as accumulated other comprehensive loss, net, a separate component of shareholders’ equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings. A corresponding deferred tax asset of $0.9 million was also recorded in accumulated other comprehensive loss, net for the income tax benefit related to the estimated liability of the interest rate swap contracts. The ineffective portion of the change in the value of the interest rate swap contracts is immediately recognized as a component of interest expense. There was no hedge ineffectiveness for the period ended December 31, 2004. Management may choose not to swap floating debt to a fixed rate or may terminate a previously executed swap if the floating rate positions are more beneficial.

The revolving credit facility and term note are collateralized by all tangible and intangible property, except assets of the captive insurance subsidiary. The revolving credit facility and term note contain covenants and conditions requiring the maintenance of certain financial ratios. At December 31, 2004, we were in compliance with these covenants and conditions.

Scheduled maturities of long-term debt are as follows (thousands):

2005	$3,404
2006	3,805
2007	1,616
2008	82,756
2009	59,492
Thereafter	58,750
$209,823

As of December 31, 2004 and 2003 there were $41.2 million and $26.5 million respectively, of letters of credit outstanding that guaranteed performance or payment to third parties. These letters of credit reduce borrowing availability under the revolving credit facility.

11. Shareholders’ Equity

Preferred Shares
We are authorized to issue 2 million preferred shares, however none of these shares are issued.

Common Shares
We are authorized to issue 20 million shares, of which 13,852,683 shares were issued and outstanding at December 31, 2004. The cash dividend was increased to $0.08 per share in the third quarter of 2004. The cash dividend was initiated at $0.05 per share in the fourth quarter of 2002 and increased to $0.06 per share in the fourth quarter of 2003. Of the unissued shares, 995,349 shares were reserved for the following:

Unissued Shares
Employee Stock Purchase Plan	87,649
2004 Incentive and Performance Plan	907,700

Shareholders’ Rights Plan
In September 1997, our Board of Directors adopted a shareholder rights plan. If a person acquires 15% or more of our common shares or makes a tender offer or other offer to do so without the approval of the Board of Directors, our shareholders would have the right to purchase our common shares or the shares of the acquiring company at a significant discount. The Board of Directors has the right to redeem these rights for a nominal amount, to extend the period before the rights may be exercised or to take other actions as defined. The plan is intended to encourage any person seeking to acquire us to negotiate with the Board of Directors. The plan expires in September 2007.

Cash Equity Plan
In April 1999, our Board of Directors adopted the Cash Equity Plan. Employees are eligible to receive awards of common shares at the discretion of the Compensation Committee of the Board of Directors. Awards are common share equivalent units which may be exchanged for the market value of those shares. The number of units available for grant, including those units outstanding and unexercised, cannot exceed two percent of the common shares outstanding at any given time. The awards vest after three years from the date of grant and expire after five years. No units were awarded in 2004 or 2003, however 15,250 units were awarded to employees in 2002. Compensation expense is recognized based on changes in the market value of the common shares. The related compensation expense for this plan was $0.8 million in 2004, $0.3 million in 2003 and $1.5 million in 2002. At December 31, 2004, units of 17,197 remain outstanding and unexercised. No further grants or awards will be made under this plan.

Share Option Plans and Share Plans
Previously we granted options and issued common shares under the following shareholder-approved option plans:

•  1991 Senior Management and Field Management Plan
•  1992 Non-Qualified Stock Option Plan
•  1993 Employee Stock Option Plan
•  1993 Second Amended and Restated Non-Employee Director Stock Plan
•  2000 Stock Incentive Plan

In February 1997, as an additional incentive to attract a member of senior management, the Board of Directors authorized and issued an award of 50,000 options.

These plans provided options to employees and directors to purchase shares below market prices or options for exercise prices based on the fair value of the shares on the date of the grant. These options vested over one, four or five years from the date of grant and expire at the end of ten years if unexercised.

In February 2004, we granted 103,500 options to employees from the 2000 Stock Incentive Plan. These options vest ratably over four years from the date of grant and expire after ten years if unexercised. These options were awarded at their fair value on the date of grant, therefore no compensation expense was recognized. No further grants will be made under these plans, however grants will be made under the 2004 Incentive and Performance Plan.

Employee Stock Purchase Plan
In September 2000, our Board of Directors adopted the Employee Stock Purchase Plan which was approved by our shareholders in May 2001. The plan permits eligible employees to purchase common shares through payroll deductions of up to 10% of an employee’s compensation limited to $25,000 each year. The purchase price of the shares is 85% of the market price on the last day of each month. There were 200,000 common shares authorized under this plan and there were 87,649 shares available for future purchase as of December 31, 2004.

2004 Incentive and Performance Plan
In February 2004, our Board of Directors adopted the 2004 Incentive and Performance Plan which was approved by our shareholders in May 2004. A total of 1.2 million shares are reserved for issuance under the plan. Employees and non-employee directors are eligible to receive awards at the discretion of the Compensation Committee. The following types of awards may be granted under this plan: options, appreciation rights, restricted shares, other share-based awards and non-discretionary awards.

In May 2004, we granted 201,000 options to employees. These options vest ratably over three years from the date of grant and expire after seven years if unexercised. These options were awarded with exercise prices above their fair value on the date of grant, therefore no compensation expense was recognized.

In July 2004, we issued 16,800 shares to non-employee directors and recognized compensation expense of $0.3 million.

In August 2004, we issued 74,500 restricted shares to employees. The weighted-average fair value of the restricted shares granted was $21.78 and $1.6 million of unearned compensation was reflected as a component of shareholders’ equity. These shares vest in May and August of 2007, however if specific performance criteria are met, some or all of the restricted shares may vest earlier. Compensation expense is recognized over the vesting period. Compensation expense of $0.2 million was recognized in 2004. Restricted shares are not included in the calculation of basic earnings per share, however restricted shares are included in the calculation of diluted earnings per share.

The following table summarizes options outstanding and changes:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at beginning of the year	1,521,177	$12.20	1,515,183	$11.96	1,413,868	$11.58
Options granted	304,500	$16.83	185,750	$13.92	221,000	$14.00
Options exercised	(412,364)	$12.15	(88,547)	$10.10	(97,694)	$10.57
Options forfeited	(35,415)	$26.56	(91,209)	$13.79	(21,991)	$14.59
Balance at end of the year	1,377,898	$12.87	1,521,177	$12.20	1,515,183	$11.96

Exercisable at end of the year	956,650	$11.53	1,158,540	$12.22	1,017,683	$12.52
Weighted average fair value of options granted at fair value	$9.64		$8.87		$9.31
Weighted average fair value of options granted above fair value	$10.31		$—		$—

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

•	Risk-free interest rates of 4.6% in 2004, 3.9% in 2003 and 5.0% in 2002,
•	Estimated lives of approximately 7.5 years for 2004 and 9 years for 2003 and 2002 and
•	Expected share price volatility of 54.3% in 2004, 55.0% in 2003 and 55.1% in 2002.

The following table summarizes information regarding options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$6.85 to $12.00	535,050	5.4	$9.69	535,050	$9.69
$12.38 to $14.00	502,158	6.1	$13.54	359,534	$13.38
$14.25 to $19.50	340,690	8.5	$16.88	62,066	$16.66
$6.85 to $19.50	1,377,898	6.4	$12.87	956,650	$11.53

The following table summarizes equity compensation information as of December 31, 2004:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,402,398	$13.36	907,700
Equity compensation plans not approved by security holders	50,000(1)	$12.50	—
Total	1,452,398	$13.33	907,700

(1)	In February 1997, the Board of Directors authorized issuance of these options as an additional incentive to attract a member of senior management. The exercise price was equal to the fair market value of the shares on the date the options were granted. These options vested in February 2002 and expire 10 years from the date of grant.

12. Income Taxes

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for tax credits and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Income taxes consist of the following (thousands):

Current income taxes	2004	2003	2002
Federal	$37,185	$8,258	$12,420
State	5,503	588	1,142
	42,688	8,846	13,562

Deferred income taxes
Federal	(6,809)	2,240	(2,446)
State	(681)	316	(245)
	(7,490)	2,556	(2,691)

	$35,198	$11,402	$10,871

For the year ended December 31, 2003, income tax expense of $0.9 million associated with equity in earnings of an unconsolidated company was not included in the table above. For the year ended December 31, 2002, a deferred tax benefit of $6.3 million was recognized and classified as a change in accounting principle for the transitional impairment as a result of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

The tax benefit associated with non-statutory options exercised by employees under the various share plans reduced taxes payable by approximately $2.0 million in 2004, $0.1 million in 2003 and $0.2 million in 2002. These tax benefits are recognized in additional paid-in-capital, a component of shareholders’ equity.

A reconciliation of the differences between the U.S. statutory federal income tax rate and the actual tax rate as provided in the consolidated statements of income is as follows:

	2004	2003	2002
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.3	1.7	1.6
Non-deductible items	—	1.3	1.7
Minority interest income	(2.3)	(1.4)	—
Other	1.2	—	(1.2)
	37.2%	36.6%	37.1%

Deferred income taxes are provided using the liability method to reflect temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using presently enacted tax rates and laws. The components of deferred income taxes included in the consolidated balance sheets were as follows (thousands):

Deferred tax assets:	2004	2003
Inventory	$3,440	$3,044
Other intangibles, net	2,279	2,650
Accrued expenses	10,425	7,227
Accrued compensation	8,407	4,443
Other	1,657	401
	26,208	17,765

Deferred tax liabilities:
Property and equipment	367	262
Depreciation	12,273	12,517
Deferred costs	1,952	1,711
	14,592	14,490

Net deferred tax assets	$11,616	$3,275

Classified in the balance sheet as:
Deferred income tax benefit (current assets)	$11,913	$8,629
Deferred income taxes (long-term liability)	(297)	(5,354)
	$11,616	$3,275

Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. Management believes that it is more likely than not that our future operating results coupled with the existing deferred tax liabilities will generate sufficient taxable income to realize the deferred tax assets, therefore no valuation allowance was recorded in any of the periods presented.

13. Retirement Plans

We provide a savings and retirement plan for salaried and certain hourly employees whereby eligible employees may contribute a percentage of their earnings to a trust. Matching contributions of $3.3 million for 2004, $2.8 million for 2003 and $2.7 million for 2002 were made to the trust based on a percentage of the contributions made by the participating employees.

Additionally, there is a supplemental retirement plan for eligible managers and directors. Contributions are based on achieving certain operating performance. Contributions were $3.6 million in 2004, $1.7 million in 2003 and $1.5 million in 2002. The plan’s investments are principally company-owned life insurance policies. Payments are made to the participants or their beneficiaries over a 15 year period.

14. Financial Instruments

The estimated fair values of cash and cash equivalents, receivables, inventory and short-term borrowings are the same as their carrying amounts. After giving effect to the interest rates swap contracts, the interest for our debt is 50% fixed and 50% variable. The estimated market value of our debt, based on current interest rates for similar obligations with like maturities at December 31, 2004, was approximately $2.2 million more than the amount of debt reported in the consolidated balance sheet.

Changes in interest rates expose us to financial market risk. We currently utilize interest rate swap contracts to hedge interest exposure on our term note. The interest rate swap contracts effectively convert $100 million of the term note to a fixed interest rate of 6.39% through June 2009. Changes in the fair value of the interest rate swap contracts are recorded as accumulated other comprehensive loss, net, a separate component of shareholders’ equity, and are subsequently reclassified into interest expense as interest expense is recognized on the term note.

Derivative financial instruments are not utilized to hedge other risks or for speculative or trading purposes.

15. Commitments and Contingencies

Operating Leases
We lease certain real property, vehicles and office equipment under operating leases. Rental expense for these leases was $11.4 million in 2004, $9.9 million in 2003 and $9.7 million in 2002. Certain of these leases are non-cancelable and have minimum lease payment requirements of $11.2 million in 2005, $9.6 million in 2006, $7.8 million in 2007, $5.7 million in 2008, $4.1 million in 2009 and $2.2 million thereafter.

Legal Proceedings
We are involved in litigation and other legal matters arising in the normal course of business. In the opinion of management, the recovery or liability, if any, under any of these matters will not have a material effect on the consolidated financial position, results of operations or cash flows.

16. Segment Information

The consolidated financial statements include operations from two reportable segments: BMC West and BMC Construction. These segments represent businesses that are managed separately. Each of these businesses requires distinct operating and marketing strategies. Management reviews financial performance based on these operating segments.

BMC West markets and sells building products, manufactures building components and provides construction services. Products include structural lumber and building materials purchased from other manufacturers and manufactured building components including millwork, trusses and wall panels. Construction services include framing and installation of miscellaneous building products. Building products and construction services are sold principally to builders and contractors.

BMC Construction provides framing and other construction services to high-volume production homebuilders. Framing and other construction services include managing labor, materials and construction schedules.

The financial performance for these reporting segments is based on income from operations before interest expense, income taxes, minority interests and equity earnings. The segments follow the accounting principles described in the Summary of Significant Accounting Policies. Sales between segments are recognized at market prices and no single customer accounts for more than 10% of sales.

Selected financial information by segment is as follows (thousands):

				Income (1) (Loss) Before Taxes and Minority Interests	Equity in Net Income (Loss) of Affiliates	Depreciation and Amortization	Capital (2) Expenditures	Assets

	Sales
	Total	Inter- Segment	Trade
Year Ended December 31, 2004
BMC West	$1,338,470	$(1,146)	$1,337,324	$96,083	$—	$14,599	$17,036	$409,160
BMC Construction	753,956	(255)	753,701	59,689	—	8,216	14,382	268,498
Corporate and Other	—	—	—	(47,664)	—	497	—	65,386
	2,092,426	(1,401)	2,091,025	108,108	—	23,312	31,418	743,044
Interest Expense	—	—	—	(13,560)	—	—	—	—
	$2,092,426	$(1,401)	$2,091,025	$94,548	$—	$23,312	$31,418	$743,044

Year Ended December 31, 2003
BMC West	$1,007,373	$(469)	$1,006,904	$54,826	$—	$15,315	$12,121	$390,764
BMC Construction	408,929	(762)	408,167	18,954	1,431	4,410	5,555	187,479
Corporate and Other	—	—	—	(33,351)	—	1,060	—	25,956
	1,416,302	(1,231)	1,415,071	40,429	1,431	20,785	17,676	604,199
Interest Expense	—	—	—	(9,279)	—	—	—	—
	$1,416,302	$(1,231)	$1,415,071	$31,150	$1,431	$20,785	$17,676	$604,199

Year Ended December 31, 2002
BMC West	$941,845	$(15)	$941,830	$48,146	$—	$15,184	$17,898	$371,717
BMC Construction	220,472	(808)	219,664	20,677	—	2,545	4,303	120,997
Corporate and Other	—	—	—	(29,702)	—	1,536	—	10,360
	1,162,317	(823)	1,161,494	39,121	—	19,265	22,201	503,074
Interest Expense	—	—	—	(9,812)	—	—	—	—
	$1,162,317	$(823)	$1,161,494	$29,309	$—	$19,265	$22,201	$503,074

(1) See Note 3 for an explanation of asset impairments affecting our segments.
(2) Property and equipment from acquisitions are included as capital expenditures.

17. Quarterly Results of Operations (unaudited)

Operating results by quarter for 2004 and 2003 were as follows (thousands, except per share data):

2004	First		Second	Third	Fourth
Sales	$416,843		$543,393	$591,480	$539,309
Income from operations	$10,651		$26,473	$35,080	$35,904
Net income	$4,188	(1)	$12,580	$18,096	$19,046	(2)(3)

Net income per diluted common share	$0.31		$0.92	$1.29	$1.34
Common share prices:
High	$18.33		$19.28	$27.65	$38.94
Low	$14.90		$15.70	$16.97	$25.62

2003
Sales	$276,392		$322,266	$396,325	$420,088
Income from operations	$2,171		$10,319	$15,554	$12,385
Net income	$586		$5,649	$7,916	$5,778	(4)

Net income per diluted common share	$0.04		$0.42	$0.59	$0.43
Common share prices:
High	$15.75		$15.35	$15.71	$15.53
Low	$12.68		$12.16	$11.75	$12.75

(1) Includes an impairment of $0.8 million net of tax for certain properties of BMC West.
(2) Includes an impairment of $0.6 million net of tax for goodwill of BMC West.
(3) Includes a $3.8 million net of tax for a reduction of expenses for lower than expected insurance costs.
(4) Includes an impairment of $0.5 million net of tax for intangible assets of BMC Construction.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Building Materials Holding Corporation:

We have audited the accompanying consolidated balance sheet of Building Materials Holding Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Building Materials Holding Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Building Materials Holding Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 24, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California March 24, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Building Materials Holding Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, appearing in Item 9a, Controls and Procedures, that Building Materials Holding Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Building Materials Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Building Materials Holding Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Building Materials Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Building Materials Holding Corporation acquired a 30.6% controlling interest in A-1 Building Components, LLC in September 2004, and management excluded from its assessment of the effectiveness of Building Materials Holding Corporation’s internal control over financial reporting as of December 31, 2004, A-1 Building Components, LLC’s internal control over financial reporting associated with total assets of $9.3 million and total revenues of $7.1 million included in the consolidated financial statements of Building Materials Holding Corporation and subsidiaries as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of Building Materials Holding Corporation also excluded an evaluation of the internal control over financial reporting of A-1 Building Components, LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Building Materials Holding Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, and our report dated March 24, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California March 24, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Building Materials Holding Corporation:

In our opinion, the consolidated balance sheet as of December 31, 2003 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2003 listed in the accompanying index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position, results of operations and cash flows of Building Materials Holding Corporation and its subsidiaries at December 31, 2003, and for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2003 listed in the accompanying index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, California March 12, 2004

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

For information regarding our change in independent accountants from PricewaterhouseCoopers LLP, please refer to our Form 8-K/A filed with the United States Securities and Exchange Commission on March 18, 2004.

We have had no disagreements with our independent accountants regarding any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. This evaluation was conducted to determine whether the disclosure controls and procedures were effective and timely in bringing material information to the attention of senior management. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring material information required to be disclosed in reports filed under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

Changes in Internal Control
Our disclosure controls and procedures and internal controls over financial reporting are routinely evaluated and tested for effectiveness. These evaluations are discussed with management and the Audit Committee. As a result of these evaluations, revisions and corrective actions are made to ensure the continuing effectiveness of our disclosure controls and procedures and internal controls over financial reporting.

There were no changes in the design or operation of our internal controls over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15(d)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation of internal control over financial reporting did not include the internal control of our 30.6% controlling interest in A-1 Building Components, LLC which was acquired in September 2004. Assets of $9.3 million and building product sales of $7.1 million for this operation were included in our consolidated financial statements as of and for the year ended December 31, 2004. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm. Their report expresses an unqualified opinion on our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 and is included in Item 8 under the heading Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Refer to report of independent registered public accounting firm presented in Item 8 - Financial Statements and Supplementary Data (page 51).

ITEM 9B. Other Information
None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Directors
The directors and nominees for director are presented under the caption Election of Board of Directors in our Proxy Statement and is incorporated herein by reference. Our Proxy Statement will be filed within 120 days of our year end of December 31, 2004.

Executive Officers
The executive officers are as follows:

Name	Age	Position and Business Experience

Robert E. Mellor	61
Chairman of the Board, President and Chief Executive Officer
Mr. Mellor became Chairman of the Board of Directors of BMHC in 2002 and has been President and Chief Executive Officer since joining the Company in 1997. He was previously Of Counsel with the law firm of Gibson, Dunn & Crutcher LLP from 1990 to 1997. Mr. Mellor also serves as a director for Coeur d’Alene Mines Corporation, The Ryland Group, Inc. and Monroe Muffler Brake, Inc.

William M. Smartt	62
Senior Vice President and Chief Financial Officer
Mr. Smartt joined the company as Senior Vice President and Chief Financial Officer in April 2004. He previously served from 1992 to 2001 as Executive Vice President, Chief Financial and Administrative Officer of DHL Express, a leader in international air express service.

Robert L. Becci	64	Vice President and Controller Mr. Becci has served as Vice President and Controller since the Company’s inception in 1987.

Ellis C. Goebel	63
Senior Vice President - Business Development and Investor Relations
Mr. Goebel began serving in 2004 as Senior Vice President - Business Development and Investor Relations. He previously served as Senior Vice President - Finance of BMHC from 1997 to 2003. From 1987 to 1997, he served as Vice President and Treasurer of the Company.

Mark R. Kailer	51
Vice President and Treasurer
Mr. Kailer has been Vice President and Treasurer since 2003. He joined the company in 2000 as Assistant Treasurer. He was previously Senior Manager of Treasury Services at Circle International Group, a publicly-traded global logistics company based in San Francisco, from 1997 to 2000.

Jeffrey F. Lucchesi	51
Senior Vice President, Chief Information Officer
Mr. Lucchesi joined the company in August of 2004 as Senior Vice President and Chief Information Officer. He previously served from 2000 to 2004 as Senior Vice President of Worldwide Operations for Corio, Inc., an enterprise application service provider. Mr. Lucchesi also served from 1994 to 2000 as VP and Chief Information Officer for DHL Express, a leader in international air express services.

Michael D. Mahre	45
Senior Vice President - Corporate Development, Chief Executive Officer - BMC Construction
Mr. Mahre was elected a Senior Vice President in 2003. He was elected Vice President of Corporate Development in 2001 and Chief Executive Officer of BMC Construction in 2002. He joined the Company in 1999 as Director of Financial Planning and Analysis. Mr. Mahre was a principal of The Cambria Group, a private equity investment firm, from 1997 to 1999.

Steven H. Pearson	57	Senior Vice President - Human Resources Mr. Pearson has been Senior Vice President of Human Resources since 2001. From 1987 through 2001 he served as Vice President of Human Resources.

Paul S. Street	56
Senior Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary
Mr. Street joined the Company in 1999 as Senior Vice President, General Counsel and Corporate Secretary and has been Chief Administrative Officer since 2001. He previously served as our outside General Counsel & Secretary while a partner of the law firm of Moffatt, Thomas, Barrett, Rock & Fields.

Stanley M. Wilson	60
Senior Vice President, President and Chief Executive Officer - BMC West
Mr. Wilson was elected President and CEO of BMC West in 2004 and was appointed a Senior Vice President in 2003. He was elected Vice President in 2000 and was General Manager of the Pacific Division of BMC West from 1993 to 2003.

Audit Committee Financial Expert
The Audit Committee of the Board of Directors consists of Alec F. Beck, Sara L. Beckman, H. James Brown, James K. Jennings, Jr. and Peter S. O’Neill. Each member is independent as defined under the NASDAQ rules. The Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial accounting matters to serve on the Audit Committee. James K. Jennings, Jr. is an audit committee financial expert, as defined by the rules of the Securities and Exchange Commission.

Code of Ethics
We have adopted a Code of Ethics for our chief executive officer, chief financial officer and controller and other officers. In addition, we have adopted a Code of Business Conduct that applies to all employees and officers and we adopted Corporate Governance Guidelines that applies to our directors. These codes and guidelines require directors, employees and officers to act with honesty and integrity, avoiding actual or apparent conflicts of interest, and as we become aware of such issues, prompt action will be taken. Copies are available free of charge on our website at www.bmhc.com, by accessing Investor Information and then Corporate Governance.

ITEM 11. Executive Compensation

Information concerning compensation of our executive officers for the year ended December 31, 2004, is presented under the captions Executive Compensation and Other Information, Compensation Committee Report on Executive Compensation, and Performance Graph of the Proxy Statement and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners, directors and executive officers, as of December 31, 2004, is set forth under the caption Security Ownership of Certain Beneficial Owners and Management of the Proxy Statement and is incorporated herein by reference. The information under the heading Securities Authorized for Issuance under Equity Compensation Plans in Item 5 of this Form 10-K is also incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions during 2004 is set forth under the caption Certain Relationships and Other Transactions of the Proxy Statement and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services during 2004 is set forth under the caption Fees Paid to Independent Accountants of the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

	1.	All Financial Statements as presented under Item 8 - Financial Statements and Supplementary Data:

• Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002
• Consolidated Balance Sheets as of December 31, 2004 and 2003
• Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002
• Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
• Notes to Consolidated Financial Statements
• Reports of Independent Registered Public Accounting Firm

	2.	Financial Statement Schedules:
• Report of Independent Registered Public Accounting Firm (page 60) • Schedule I - Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002 (page 61)

Schedules other than those listed are omitted because they are not applicable or the required information is presented in the financial statements or notes.

	3.	Exhibits:
A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Building Materials Holding Corporation:

Under date of March 24, 2005, we reported on the consolidated balance sheet of Building Materials Holding Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, which report and consolidated financial statements are included in this annual report on Form 10-K.  In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for the year ended December 31, 2004 listed in Item 15(a)(2) of this Form 10-K.  This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, the 2004 financial statement schedule referred to above, when considered in relation to the 2004 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

San Francisco, California March 24, 2005

Schedule I
Valuation and Qualifying Accounts
(thousands)

Deductions to Accounts Receivable: Allowance for Returns, Discounts and Doubtful Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions(1)	Balance at End of Year

Year Ended December 31, 2004	$2,425	$2,804	$—	$862	$4,367
Year Ended December 31, 2003	$2,022	$1,818	$—	$1,415	$2,425
Year Ended December 31, 2002	$1,966	$2,347	$—	$2,291	$2,022

(1) Represents write-offs of uncollectible receivables, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Building Materials Holding Corporation

Date: March 28, 2005	/s/ Robert E. Mellor
Robert E. Mellor
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Mellor	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2005
Robert E. Mellor

/s/ William M. Smartt	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 28, 2005
William M. Smartt

/s/ Robert L. Becci	Vice President and Controller (Principal Accounting Officer)	March 28, 2005
Robert L. Becci

/s/ Alec F. Beck	Director	March 28, 2005
Alec F. Beck

/s/ Sara L. Beckman	Director	March 28, 2005
Sara L. Beckman

/s/ H. James Brown	Director	March 28, 2005
H. James Brown

/s/ Donald S. Hendrickson	Director	March 28, 2005
Donald S. Hendrickson

/s/ James K. Jennings, Jr.	Director	March 28, 2005
James K. Jennings, Jr.

/s/ R. Scott Morrison, Jr.	Director	March 28, 2005
R. Scott Morrison, Jr.

/s/ Peter S. O’Neill	Director	March 28, 2005
Peter S. O’Neill

/s/ Richard G. Reiten	Director	March 28, 2005
Richard G. Reiten

Exhibit Index Filed with the Annual Report on Form 10-K
For the Year Ended December 31, 2004

Exhibit
Number	Description

3.5	Amended Certificate of Incorporation, filed with the Delaware Secretary of State on September 23, 1997 (f)

3.6.1	Amended and Restated By-laws of the Registrant (j)

4.2	Form of Note (c)

4.7	Rights Agreement, dated September 19, 1997, as amended November 5, 1998 by and between the Registrant and American Stock Transfer and Trust Company (f)

10.4*	1990 Bonus Plan of the Company (a)

10.7.1	Amended Form of Indemnity Agreement between the Company and its officers and directors (l)

10.13*	Supplemental Retirement Plan dated January 1, 1993 (d)

10.19*	Amended and Restated 1992 Non-Qualified Stock Plan (e)

10.20*	Amended and Restated 1993 Employee Stock Option Plan (e)

10.21*	Amended and Restated 1993 Non-Employee Director Stock Option Plan (e)

10.34	Asset Purchase Agreement dated as of October 13, 1999, between BMCW, LLC and Rowland Manufacturing Corporation dba Royal Door Company, Inc. (g)

10.35	Promissory Note between BMCW, LLC Rowland Manufacturing Corporation dba Royal Door Company, Inc. (g)

10.36	Credit Agreement dated August 13, 2003 among Building Materials Holding Corporation, BMC West Corporation and Other Subsidiary Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Co-Lead Arranger and Letter of Credit Issuer, General Electric Capital Corporation, as Co-Lead Arranger, and the other financial institutions party hereto (m)

10.37*
Amended and Restated Severance Plan for Certain Key Executive Officers, Senior Management and Key Employees of the Company and its subsidiaries as Adopted by the Board of Directors on February 17, 2000 (g)

10.38*	Building Materials Holding Corporation 2000 Stock Incentive Plan (h)

10.39*	Building Materials Holding Corporation Employee Stock Purchase Plan (i)

10.40*	Employment Agreement by and between Robert E. Mellor and the Company as of June 1, 2002 (l)

10.41*	First Amendment to Employment Agreement between Robert E. Mellor and the Company as of February 23, 2004 (m)

Exhibit
Number	Description

10.42	First Amendment dated May 20, 2004 to the Credit Agreement dated August 13, 2003 among Building Materials Holding Corporation, BMC West Corporation and Other Subsidiary Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Co-Lead Arranger and Letter of Credit Issuer, General Electric Capital Corporation, as Co-Lead Arranger, and the other financial institutions party hereto

10.43*	Building Materials Holding Corporation 2004 Incentive and Performance Plan (n)

10.44
Second Amendment dated March 17, 2005 to the Credit Agreement dated August 13, 2003 among Building Materials Holding Corporation, BMC West Corporation and Other Subsidiary Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Co-Lead Arranger and Letter of Credit Issuer, General Electric Capital Corporation, as Co-Lead Arranger, and the other financial institutions party hereto

11.0	Statement regarding computation of earnings per share

21.1	Subsidiaries of Building Materials Holding Corporation

23.1	Consent of KPMG LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a) Filed as an Exhibit to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 6, 1991 (Registration No. 33-41040) (the "Registration Statement") and incorporated herein by reference

(b) Filed as an Exhibit to Amendment No. 2 to our Registration Statement, filed with the Securities and Exchange Commission on August 2, 1991 and incorporated herein by reference

(c) Filed as an Exhibit to Amendment No.1 to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 20, 1992 (Registration No. 33-52432), and incorporated herein by reference

(d) Filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference

(e) Filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997 and incorporated herein by reference

(f) Filed as an Exhibit to our Form 8-K12G3, filed with the Securities and Exchange Commission on September 23, 1997 and incorporated herein by reference

(g) Filed as an Exhibit to the our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 31, 2000 and incorporated herein by reference

(h) Filed as an Exhibit to our Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 22, 2000 and incorporated herein by reference

(i) Filed as an Exhibit to our Registration Statement on Form S-8, filed with the Securities and Exchange Commission on October 2, 2000 and incorporated herein by reference

(j) Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the Securities and Exchange Commission on November 14, 2001 and incorporated herein by reference

(k) Filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002 and incorporated herein by reference

(l) Filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 26, 2003 and incorporated herein by reference

(m) Filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 15, 2004 and incorporated herein by reference

(n) Filed as an Exhibit to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 8, 2004 and incorporated herein by reference

* Management contract or compensatory plan