Form 10-Q
period 2005-03-31
BUILDING MATERIALS HOLDING CORP
filed 2005-05-05
CIK 1046356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-19335

www.bmhc.com

BUILDING MATERIALS HOLDING CORPORATION

Delaware	91-1834269
(State of incorporation)	(I.R.S. Employer Identification No.)

Four Embarcadero Center, Suite 3250, San Francisco, CA  94111

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

Yes  ☑ No  ☐

The number of shares outstanding of the registrant’s common stock as of May 4, 2005 was 13,913,614.

BUILDING MATERIALS HOLDING CORPORATION

FORM 10-Q

For the Period Ended March 31, 2005

Item 1 – Financial Statements

Building Materials Holding Corporation

Consolidated Statements of Income

(thousands, except per share data)

	Three Months Ended March 31
	2005	2004
Sales
Building products	$292,031	$247,357
Construction services	280,897	169,486
Total sales	572,928	416,843

Costs and operating expenses
Cost of goods sold
Building products	215,004	186,219
Construction services	228,128	148,581
Impairment of assets	―	1,273
Selling, general and administrative expenses	89,993	70,626
Other income, net	(505)	(507)
Total costs and operating expenses	532,620	406,192

Income from operations	40,308	10,651

Interest expense	3,198	2,754

Income before income taxes and minority interests	37,110	7,897

Income taxes	12,961	2,734

Minority interests income, net	(3,001)	(975)

Net income	$21,148	$4,188

Net income per share:
Basic	$1.53	$0.31
Diluted	$1.47	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation

Consolidated Balance Sheets

(thousands, except share data)

	March 31	December 31		March 31	December 31
	2005	2004		2005	2004
ASSETS			LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS’ EQUITY
Cash and cash equivalents	$33,466	$19,496	Accounts payable	$105,403	$77,591
Marketable securities	1,250	2,216	Accrued compensation	35,935	34,078
Receivables, net of allowances of			Insurance deductible reserves	32,571	26,639
$4,790 and $4,367	270,252	238,071	Other accrued liabilities	33,810	26,177
Inventory	185,347	153,391	Billings in excess of costs and estimated earnings	19,000	11,274
Unbilled receivables	25,973	17,196	Current portion of long-term debt	2,882	3,404
Deferred income taxes	15,137	11,913
Prepaid expenses and other	3,371	7,317
Total current assets	534,796	449,600	Total current liabilities	229,601	179,163

Property and equipment			Deferred income taxes	2,347	297
Land	37,036	37,036	Long-term debt	223,604	206,419
Buildings and improvements	111,992	109,623	Other long-term liabilities	20,281	23,162
Equipment	128,644	122,105	Total liabilities	475,833	409,041
Accumulated depreciation	(109,107)	(104,453)
Marketable securities	17,630	16,760	Minority interests	11,000	6,325
Deferred loan costs	2,295	2,084
Other long-term assets	19,148	16,281	Commitments and contingent liabilities	―	―
Other intangibles, net	14,066	13,692
Goodwill	82,631	80,316	Shareholders’ equity
Total assets	$839,131	$743,044	Common stock, $0.001 par value; authorized 20,000,000 shares; issued and outstanding 14,028,775 and 13,852,683 shares	14	14
			Additional paid-in capital	130,210	124,594
			Unearned compensation	(3,725)	(1,383)
			Retained earnings	225,838	205,812
			Accumulated other comprehensive loss, net	(39)	(1,359)
			Total shareholders’ equity	352,298	327,678
			Total liabilities, minority interests and shareholders’ equity	$839,131	$743,044

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Shareholders’ Equity
(thousands)

							Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital				Net Unrealized Gain (Loss) From
	Common Shares			Unearned Compensation		Retained Earnings	Hedging Derivatives		Marketable Securities
	Shares	Amount									Total
Balance at December 31, 2003	13,334	$13	$115,282	$	―	$155,715	$	―	$	―	$271,010

Net income						4,188					4,188
Share options exercised	60		647								647
Cash dividend on common shares						(803)					(803)
Balance at March 31, 2004	13,394	$13	$115,929	$	―	$159,100	$	―	$	―	$275,042

Balance at December 31, 2004	13,853	$14	$124,594		$(1,383)	$205,812		$(1,362)		$3	$327,678
Net income						21,148					21,148
Unrealized gain from interest rate swap contracts								2,394			2,394
Taxes for unrealized gain from interest rate swap contracts								(922)			(922)
Unrealized loss from marketable securities										(247)	(247)
Tax benefit for unrealized gain from marketable securities										95	95
Comprehensive income											22,468

Share options exercised	115		1,451								1,451
Tax benefit for share options exercised			1,387								1,387
Shares issued from Employee Plan	4		182								182
Issuance of restricted shares	57		2,596		(2,596)						―
Earned compensation expense					254						254
Cash dividend on common shares						(1,122)					(1,122)
Balance at March 31, 2005	14,029	$14	$130,210		$(3,725)	$225,838		$110		$(149)	$352,298

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Cash Flows
(thousands)

	Three Months Ended March 31
	2005	2004
Operating Activities
Net income	$21,148	$4,188
Items in net income not using (providing) cash:
Minority interests income, net	3,001	975
Impairment of assets	―	1,273
Depreciation and amortization	5,570	5,531
Loss (gain) on sale of assets, net	81	(1,082)
Deferred income taxes	(1,174)	(2,095)
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	(20,994)	(9,739)
Inventory	(31,956)	(29,874)
Unbilled receivables	(6,251)	(4,101)
Prepaid expenses and other current assets	4,228	1,736
Accounts payable	22,813	13,356
Accrued compensation	285	2,204
Insurance deductible reserves	5,932	5,096
Other accrued liabilities	6,800	3,590
Billings in excess of costs and estimated earnings	5,003	1,681
Other long-term assets and liabilities	(3,512)	767
Other, net	3,238	(1,298)
Cash flows provided (used) by operating activities	14,212	(7,792)

Investing Activities
Purchases of property and equipment	(8,345)	(5,000)
Acquisitions and investments in businesses, net of cash acquired	(4,713)	(3,974)
Proceeds from dispositions of property and equipment	68	3,388
Purchases of marketable securities	(169)	―
Other, net	(1,027)	(714)
Cash flows used by investing activities	(14,186)	(6,300)

Financing Activities
Net borrowings under revolving credit facility	13,100	23,500
Principal payments on term note	(313)	(313)
Net borrowings (repayments) on other notes payable	458	(653)
Increase (decrease) in book overdrafts	718	(1,847)
Stock options exercised	1,451	647
Dividends paid	(1,108)	(800)
Deferred financing costs	(348)	―
Other, net	(14)	(3)
Cash flows provided by financing activities	13,944	20,531

Increase in Cash and Cash Equivalents	13,970	6,439
Cash, beginning of year	19,496	19,506
Cash, end of period	$33,466	$25,945

Supplemental Disclosure of Cash Flow Information
Accrued but unpaid dividends	$1,122	$803
Cash paid for interest	$2,996	$2,747
Cash paid for income taxes	$8,125	$5,131

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.

Basis of Presentation

The quarterly consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

The quarterly consolidated financial statements have not been audited by independent registered public accountants.  However, in the opinion of management, all adjustments necessary to present fairly the results for the period have been included.  The preparation of these consolidated financial statements required estimates and assumptions.  Actual results may differ from those estimates.

Certain reclassifications have been made to amounts reported in prior periods, none of which affected financial position, results of operations or cash flows.

Recent Accounting Principles

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123, Share-Based Payment, and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  This statement requires the recognition and measurement of liabilities incurred to employees in share-based payment transactions at fair value.  Compensation cost and the related tax effects are recognized as the requisite service is rendered.  Compensation cost is based on the fair value of those shares on the grant date.  This statement is effective for the first quarter of 2006.

2.

Net Income Per Share

Net income per share was determined using the following information (thousands, except per share data):

	Three Months Ended March 31
	2005	2004
Net income	$21,148	$4,188

Weighted average shares used to determine basic net income per share	13,835	13,352
Net effect of dilutive stock options and restricted stock (1)	597	255
Weighted average shares used to determine diluted net income per share	14,432	13,607

Net income per share:
Basic	$1.53	$0.31
Diluted	$1.47	$0.31

Cash dividends declared per share	$0.08	$0.06

(1)

Options to purchase shares of 208,000 and 96,494 for the first quarter of 2005 and 2004 were not dilutive and therefore excluded in the computations of diluted income per share.  Options categorized as not dilutive were defined on the basis of the exercise price being greater than the average market value of the common shares in the periods presented.

3.

Share-based Compensation

Previously, there were five share-based employee compensation plans.  No further grants will be made under these plans, however grants are made under the 2004 Incentive and Performance Plan.  The previous plans and the current plan are more fully described in Note 11 of our Annual Report.  These plans are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, were applied to share-based employee compensation (thousands, except per share data):

	Three Months Ended March 31
	2005	2004
Net income, as reported	$21,148	$4,188
Add: Share-based employee compensation expense determined under APB 25, net of related tax effects	128	242
Deduct: Share-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(547)	(482)
Pro forma net income	$20,729	$3,948

Earnings per share:
Basic – as reported	$1.53	$0.31
Basic – pro forma	$1.50	$0.30

Diluted – as reported	$1.47	$0.31
Diluted – pro forma	$1.44	$0.29

4.

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

5.

Minority Interests and Acquisitions

Minority Interests

Minority interest reflects the other owners’ proportionate share in the assets, liabilities and equity of business ventures as of the date of purchase, adjusted by the proportionate share of post-acquisition income or loss.  As the operating results of entities with minority interest are consolidated, minority interests income, net represents the income or loss attributable to the other owners.

•

RCI Construction

In January 2005, BMC Construction acquired a 51% interest in RCI Construction, LLC (RCI Construction) for $4.4 million in cash.  Assets acquired included receivables of $11.2 million, unbilled receivables of $2.5 million, property and equipment of $0.8 million, intangibles of $1.1 million, goodwill of $2.3 million, accounts payable of $3.3 million, billings in excess of costs of $2.7 million, line of credit of $3.3 million, accrued compensation of $1.6 million and other liabilities of $2.6 million.  The remaining 49% is owned by Residential Carpentry, Inc. and is recognized as minority interest.  RCI Construction provides framing services to high-volume production builders in the greater Chicago area.

•

A-1 Truss

In September 2004, our majority-owned subsidiary WBC Construction acquired a 51% interest in A-1 Building Components, LLC (A-1 Truss) for $2.4 million in cash.  Assets acquired included receivables of $2.8 million, inventory of $1.2 million, property and equipment of $1.4 million, other long-term assets of $0.2 million, intangibles of $0.7 million, goodwill of $0.9 million and liabilities of $4.8 million.  The remaining 49% is owned by A-1 Roof Truss, Ltd, Company and is recognized as minority interest.  A-1 Truss manufactures trusses in Boynton Beach, Florida.

•

WBC Mid-Atlantic

In October 2003, BMC Construction acquired a 67.33% interest in WBC Mid-Atlantic, LLC (WBC Mid-Atlantic) for $5.1 million in cash and the issuance of 15,059 common shares.  The remaining 32.67% interest is owned by ANM Carpentry, Inc. and is recognized as minority interest.  WBC Mid-Atlantic provides framing services to high-volume production homebuilders in Delaware, the District of Columbia, Maryland and Virginia.

•

WBC Construction

In January 2003, BMC Construction acquired a 60% interest in WBC Construction, LLC (WBC Construction) for $22.9 million in cash and the issuance of 70,053 common shares.  The remaining 40% interest is owned by Willard Brothers Construction, Inc. and is recognized as minority interest.  WBC Construction provides foundation and shell construction services to high-volume production homebuilders in Florida.

From the period January 2003 through August 11, 2003, our investment in WBC Construction was accounted for using the equity method of accounting because the minority owners had certain approval and other rights that precluded consolidation.  The operating agreement was modified and as a result, the equity method of accounting was ceased and the operating results were consolidated effective August 12, 2003.

•

KBI Norcal

In July 2002, BMC Construction acquired a 51% interest in KBI Norcal for approximately $5.8 million in cash, $0.8 million of assumed debt and the issuance of 34,364 common shares.  The remaining 49% interest was owned by RJ Norcal, LLC and recognized as minority interest.  KBI Norcal provides framing services in northern California.

As a majority-owned subsidiary, the financial information for KBI Norcal was previously consolidated.  In July 2004, BMC Construction acquired the remaining 49% of KBI Norcal for $14.0 million in cash.  Assets acquired included intangibles of $4.7 million and goodwill of $6.5 million.

Subsequent to the Period Ended March 31, 2005

•

Riggs Plumbing

In April 2005, BMC Construction acquired a 60% interest in Riggs Plumbing, LLC (Riggs Plumbing) for $16.5 million in cash.  Information required to complete the purchase price allocation for certain tangible property is not yet available.  Final allocation of the purchase price will be completed as soon as this information is available.  The remaining 40% is owned by Riggs & Associates, LLC and will be recognized as minority interest.  Within the next sixty days, we will acquire an additional 13% interest in Riggs Plumbing for $1.2 million.  Riggs Plumbing provides plumbing services to high-volume production builders in the Phoenix and Tucson markets.  Operating results will be consolidated consistent with the acquisition date of April 2005.

We have potential call and put obligations associated with our interests in Riggs Plumbing, RCI Construction, A-1 Truss, WBC Mid-Atlantic and WBC Construction.  Under the purchase agreements, we have the right to purchase the remaining portions during certain periods or if certain conditions are met.  Likewise, the other owners have the option to require us to purchase the remaining portions during certain periods.  The purchase price for the remaining portions will be based generally on a multiple of historical earnings.  The following table summarizes these potential call and put obligations:

	Call Options	Put Options
Riggs Plumbing	April 2008 through March 2013	April 2008 through March 2013
RCI Construction	January 2008 through January 2012	January 2008 through January 2012
A-1 Truss	September 2004 through August 2014	September 2009 through August 2014
WBC Mid-Atlantic	October 2003 through October 2010	October 2008 through September 2010
WBC Construction	January 2006 through January 2009	January 2007 through January 2009

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

The following acquisitions were completed during 2004:

•

In June 2004, BMC West acquired a framing business in Denver, Colorado for $0.8 million in cash.  Assets acquired included prepaid expenses of $0.1 million, property and equipment of $0.1 million, other long-term assets of $0.3 million, intangibles of $0.1 million and goodwill of $0.2 million.

•

In March 2004, BMC Construction acquired a distribution facility in Tucson, Arizona for $4.1 million in cash.  In October 2004, BMC Construction acquired a window installation business in Napa, California for $1.8 million in cash.  Assets acquired in these acquisitions included receivables of $1.8 million, inventory of $0.8 million, property and equipment of $2.3 million, intangibles of $0.3 million, goodwill of $1.0 million and liabilities of $0.3 million.

Had these acquisitions taken place as of the beginning of 2004, pro forma results of operations would not have been significantly different from reported amounts.

6.

Intangible Assets and Goodwill

Intangible assets represent the values assigned to customer relationships, covenants not to compete and trade names.  Intangible assets are amortized on a straight-line basis over their expected useful lives.  Customer relationships are amortized over three to seventeen years, covenants not to compete over three to five years and trade names are amortized over three years.  Intangible amortization expense was $0.7 million in the first quarter of 2005 and $4.2 million in 2004.  Intangible assets consist of the following (thousands):

	March 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$18,205	$(5,702)	$12,503
Covenants not to compete	2,949	(1,550)	1,399
Trade names	204	(40)	164
	$21,358	$(7,292)	$14,066

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$17,134	$(5,116)	$12,018
Covenants not to compete	2,919	(1,426)	1,493
Trade names	204	(23)	181
Other	500	(500)	―
	$20,757	$(7,065)	$13,692

Estimated amortization expense for intangible assets is $2.1 million for the remainder of 2005, $2.8 million for 2006, $2.2 million for 2007, $1.5 million for 2008, $1.3 million for 2009 and $4.2 million thereafter.

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

Changes in the carrying amount of goodwill by business segment were as follows (thousands):

	BMC West	BMC Construction	Total
Balance at December 31, 2004	$20,063	$60,253	$80,316
Goodwill acquired	―	2,295	2,295
Purchase price adjustment	3	17	20
Balance at March 31, 2005	$20,066	$62,565	$82,631

7.

Debt

Long-term debt consists of the following (thousands):

As of March 31, 2005		Stated Interest Rate	Notional Amount of Interest Rate Swaps		Effective Interest Rate
	Balance				Average for Quarter	As of March 31
Revolving credit facility	$94,300	LIBOR plus 1.00% or Prime plus 0.00%	$	―	5.20%	4.40%
Term note	122,813	LIBOR plus 2.00% or Prime plus 1.25%		100,000	6.68%	6.18%
Other	9,373	Various		―	―	―
	226,486			$100,000

Less: Current portion	2,882
	$223,604

As of December 31, 2004		Stated Interest Rate	Notional Amount of Interest Rate Swaps		Effective Interest Rate
	Balance				Average for Year	As of December 31
Revolving credit facility	$81,200	LIBOR plus 1.75% or Prime plus 0.50%	$	―	4.88%	5.25%
Term note	123,125	LIBOR plus 2.75% or Prime plus 2.00%		100,000	5.65%	6.80%
Other	5,498	Various		―	―	―
	209,823			$100,000

Less: Current portion	3,404
	$206,419

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

The revolving credit facility consists of both LIBOR and Prime based borrowings.  In March 2005, the revolving credit facility was amended to reduce the interest rates by 0.50%.  Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 0.75% to 2.00%, or Prime plus 0.0% to 0.75%.

As of March 31, 2005, the borrowing base was limited to the maximum of $225 million, $94.3 million of which was outstanding.  The availability of the revolving credit facility was $88.9 million, net of $41.8 million in outstanding letters of credit.

Term Note

In August 2003, we entered into a $125 million term note with a group of lenders.  The term note matures in August 2010 and is payable in quarterly installments for the first six years in amounts equal to 1% of the initial principal amount per year and equal quarterly installments for the remaining principal balance during year seven.  In March 2005, the term note was amended to reduce the interest rates by 0.75%.  The interest rates for the term note are LIBOR plus 2.00% or Prime plus 1.25%.

Other

Other long-term debt consists of term notes, equipment notes and capital leases for equipment.  Interest rates are various and dates of maturity are through November 2009.

Hedging Activities

Derivative and hedging activities are recorded on the balance sheet at their fair values.  In June 2004, we entered into interest rate swap contracts that effectively convert a portion of the floating rate borrowings of the term note to a fixed interest rate through June 2009, thus reducing the impact of increases in interest rates on future interest expense.  Approximately 81% of the outstanding floating rate borrowings of the term note as of March 31, 2005 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges.  As a result, the interest rate on $100 million of the $122.8 million floating rate borrowings outstanding at March 31, 2005 was fixed at an average rate of 6.39%.  After giving effect to the interest rate swap contracts, total borrowings are 48% fixed and 52% floating.

The fair value of derivative instruments is based on pricing models using current market rates.  The fair value of the interest rate swap contracts was a long-term asset of $0.2 million as of March 31, 2005.  The effective portion was recorded in accumulated other comprehensive loss, net, a separate component of shareholders’ equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings.  A corresponding deferred tax liability of $0.1 million was also recorded in accumulated other comprehensive loss, net for the income tax related to the estimated asset of the interest rate swap contracts.  The ineffective portion of the change in the value of the interest rate swap contracts is immediately recognized as a component of interest expense.  Hedge ineffectiveness for the period ended March 31, 2005 was not significant.  Management may choose not to swap floating debt to a fixed rate or may terminate a previously executed swap if the floating rate positions are more beneficial.

The revolving credit facility and term note are collateralized by all tangible and intangible property, except assets of the captive insurance subsidiary.  The revolving credit facility and term note contain covenants and conditions requiring the maintenance of certain financial ratios.  At March 31, 2005, we were in compliance with these covenants and conditions.

Scheduled maturities of long-term debt are as follows (thousands):

2005	$2,347
2006	4,015
2007	1,626
2008	100,256
2009	59,492
Thereafter	58,750
$226,486

As of March 31, 2005 and December 31, 2004 there were $41.8 million and $41.2 million respectively, of letters of credit outstanding that guaranteed performance or payment to third parties.  These letters of credit reduce borrowing availability under the revolving credit facility.

8.  Shareholders’ Equity

Common Shares

At the annual meeting of our shareholders on May 3, 2005, our shareholders voted to increase the common shares to 50 million from 20 million.  The cash dividend was increased to $0.10 per share in the second quarter of 2005.

Our shareholders’ rights plan and share-based compensation plans are more fully described in Note 11 of our Annual Report on Form 10-K for the year ended December 31, 2004.

9.

Legal Proceedings

We are involved in litigation and other legal matters arising in the normal course of business.  In the opinion of management, the recovery or liability, if any, under any of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

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

The financial performance for these reporting segments is based on income from operations before interest expense, income taxes and minority interests.  The segments follow the accounting principles described in the Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2004.  Sales between segments are recognized at market prices and no single customer accounts for more than 10% of total sales.

Selected financial information by segment is as follows (thousands):

	Sales			Income Before Taxes and Minority Interests
	Segment Sales	Intersegment Eliminations	Total
Three Months Ended March 31, 2005
BMC West	$330,819	$(133)	$330,686	$28,875
BMC Construction	242,501	(259)	242,242	28,532
Corporate and other	―	―	―	(17,099)
	$573,320	$(392)	$572,928	40,308
Interest expense				3,198
				$37,110

Three Months Ended March 31, 2004
BMC West	$276,125	$(679)	$275,446	$14,182
BMC Construction	141,418	(21)	141,397	6,729
Corporate and other	―	―	―	(10,260)
	$417,543	$(700)	$416,843	10,651
Interest expense				2,754
				$7,897

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We compete in the homebuilding industry through two business segments: BMC West and BMC Construction.  With locations in the western and southern states, BMC West distributes building products and manufactures building components for professional builders and contractors.  BMC Construction provides construction services to high-volume production homebuilders through operations in key growth markets in western, southern and east coast states.  These two business segments are subsidiaries of our holding company – Building Materials Holding Corporation.

Our growth strategy focuses on improving market share by increasing construction services primarily through acquisitions as well as expanding our service offerings at existing operations.  We believe production homebuilders are increasingly outsourcing the construction process to full-service providers offering both building products and construction services.

Construction activity remained strong for the quarter in most of our markets as building permit activity outpaced the prior year and exceeded national figures according to the U.S. Census Bureau.  Additionally, annual single-family starts are projected at 1.5 million which is comparable with historically high levels.

From a broader perspective, the economy remains stable with interest rates expected to continue increasing gradually.  Commodity wood product price levels in the first quarter of 2005 were also consistent with the prior year.  Overall, industry and economic trends continue to support our positive outlook for the remainder of 2005.

We evaluate our results of operations including and excluding acquisitions.  We believe a presentation of sales and income from operations excluding recent acquisitions enhances an understanding of the acquisitions as well as comparable operations for the respective periods.  In the discussion for the three months ended March 31, 2005 and 2004, a reconciliation of sales and operating income before recent acquisitions has been provided.

Results of Operations

The following table and subsequent discussion should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this document and in our Annual Report on Form 10-K for the year ended December 31, 2004.  The table sets forth for the periods indicated, the amounts and percentage relationship to sales of certain costs, expenses and income items (millions):

	Three Months Ended March 31
	2005		2004
Sales
Building products	$292.0	51.0%	$247.3	59.3%
Construction services	280.9	49.0	169.5	40.7
Total sales	572.9	100.0	416.8	100.0

Costs and operating expenses
Cost of goods sold
Building products	215.0	73.6	186.2	75.3
Construction services	228.1	81.2	148.6	87.7
Impairment of assets	―	―	1.3	0.3
Selling, general and administrative expenses	90.0	15.7	70.6	16.9
Other income, net	(0.5)	(0.1)	(0.5)	(0.1)
Total cost and operating expenses	532.6	93.0	406.2	97.4
Income from operations	40.3	7.0	10.6	2.6

Interest expense	3.2	0.5	2.7	0.7
Income before income taxes and minority interest	37.1	6.5	7.9	1.9
Income taxes	13.0	2.3	2.7	0.7
Minority interests income, net	(3.0)	(0.5)	(1.0)	(0.2)
Net income	$21.1	3.7	$4.2	1.0

Our sales mix continues to change as we expand our construction service offerings.  The sales of building products and construction services are approximately the same in the current quarter.

FIRST QUARTER OF 2005 COMPARED TO THE FIRST QUARTER OF 2004

Consolidated Financial Results

Selected financial results are as follows (millions):

	2005	2004
Sales
Building products	$292.0	$247.3
Construction services	280.9	169.5
	$572.9	$416.8

Income from operations	$40.3	$10.6

Sales increased 37% to $572.9 million compared to $416.8 million in the same period a year ago.  Sales of building products increased 18% or $44.7 million, while construction services were up 66% and accounted for $111.4 million of the increase.  Strong housing demand was present in most of our markets.

Income from operations increased to $40.3 million from $10.6 million in the first quarter of 2004.  Gross margins improved 3% to 22.7% of sales compared to the first quarter of 2004.  Margins for building products were 1.7% higher, while margins for construction services improved 6.5% primarily due to favorable changes in our customer mix.  Other operating expenses were 15.7% of sales compared to 16.9% in the first quarter of 2004 as a result of effective leveraging of these costs at BMC West and maintaining these costs as a percent of sales at BMC Construction.

BMC West

Selected financial results are as follows (millions):

	2005	2004

Sales	$330.7	$275.4

Income from operations	$28.9	$14.2

Sales of $330.7 million were 20% higher than the first quarter of 2004.  The increase was due to growth in sales at existing business units from strong homebuilding activity as well as strategic initiatives.  These initiatives involved improving management teams in certain markets and servicing customer needs through our regional product and service offerings.  Single-family building permits in our markets were up 9.8% compared to the first quarter of 2004.

Income from operations was $28.9 million, more than double the $14.2 million reported in the same period a year ago.  Operations in the Northwest and Intermountain regions performed particularly well during the quarter.  Overall, gross margins improved 1.6% to 25.3% of sales, reflective of our effective management of inventory as commodity prices were slightly lower than the first quarter of 2004.  While operating expenses were up $5.0 million, these expenses were effectively leveraged as they were 1.6% lower or 16.7% of sales compared to the same period a year ago.  Operating expenses also improved in part from the consolidation and streamlining of certain operations.

BMC Construction

Selected financial results are as follows (millions):

	2005	2004

Sales	$242.2	$141.4
Less: Acquisitions	(25.9)	―
	$216.3	$141.4

Income from operations	$28.5	$6.7
Less: Acquisitions	(1.1)	―
	$27.4	$6.7

Sales of $242.2 million increased over $100 million or 71% from the same period a year ago.  Sales from existing operations accounted for approximately 75% of the increase while the remainder reflects sales from acquisitions not present in the first quarter of 2004.  Housing construction was strong in most of our markets, particularly the Southwest region, Florida and Northern California.

Income from operations was $28.5 million, up significantly from $6.7 million in the first quarter of 2004.  Gross margins were a key factor, improving 7.2% over the same period a year ago.  The improvement was a result of favorable changes in customer mix, particularly in our Southwest region, as well as improved contract estimating and integration efficiencies at our Florida operations.  Although operating expenses were $7.4 million higher than a year ago, these expenses were 7.2% of sales and consistent with the first quarter of 2004.

Corporate

Selected financial results are as follows (millions):

	2005	2004

Operating expenses	$17.1	$10.3

Corporate operating expenses include administrative costs to support operations at our BMC West and BMC Construction business segments.  These expenses increased from 2.5% to 3.0% of sales and were $6.8 million higher due to compensation expenses from improved operating performance as well as higher medical claims.

LIQUIDITY AND CAPITAL RESOURCES

Our primary need for capital resources is to fund working capital and acquisitions as well as finance capital expenditures.  Capital resources have primarily consisted of cash flows from operations and additional debt.  For the first quarters of 2005 and 2004, cash was largely utilized to fund working capital requirements, purchases of property and equipment and acquisitions.

Operations

Net cash provided by operating activities was $14.2 million compared to $7.8 million used in the same period of 2004.  Strong home construction and our strategy to provide additional construction services resulted in higher net income and provided $17.0 million additional cash flow over the first quarter of 2004.  Also, working capital requirements were $1.7 million less than the same period of 2004.

Capital Investments and Acquisitions

Net cash used in investing activities was $14.2 million compared to $6.3 million for the same period a year ago.  Cash use included $8.3 million for purchases of property and equipment and $4.7 million for the acquisition of a framing business.  Net cash used for the first quarter was $7.9 million higher than the same period last year when $9.0 million was used primarily for the purchase of property and equipment and the purchase of a distribution facility.

Financing

Net cash provided by financing activities was $13.9 million or $6.6 million lower than $20.5 million in the first quarter of 2004.  The primary source of cash was $13.1 million of net borrowings from the revolving credit facility.

Revolving Credit Facility

In August 2003, we entered into a $175 million revolving credit facility with a group of lenders.  In July 2004 and pursuant to the agreement, the borrowing capacity of the revolving credit facility was increased by $50 million.  Borrowings under the revolving credit facility are limited to

60% of inventory plus 80% of eligible receivables.  The borrowing base is calculated monthly and limited to $225 million.  The revolving credit facility matures in August 2008.  The revolving credit facility consists of both LIBOR and Prime based borrowings.  In March 2005, the revolving credit facility was amended to reduce the interest rates by 0.50%.  Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 0.75% to 2.00%, or Prime plus 0.0% to 0.75%.

As of March 31, 2005, the borrowing base was limited to the maximum of $225 million, $94.3 million of which was outstanding.  The availability of the revolving credit facility was $88.9 million, net of $41.8 million in outstanding letters of credit.

Term Note

In August 2003, we entered into a $125 million term note with a group of lenders.  The term note matures in August 2010 and is payable in quarterly installments for the first six years in amounts equal to 1% of the initial principal amount per year and equal quarterly installments for the remaining principal balance during year seven.

As of March 31, 2005, $122.8 million was outstanding under the term note.  In March 2005, the term note was amended to reduce the interest rates by 0.75%.  The interest rates for the term note are LIBOR plus 2.00% or Prime plus 1.25%.

Other

Other long-term debt consists of term notes, equipment notes and capital leases for equipment and software.  Interest rates are various and dates of maturity are through November 2009.

Hedging Activities

Derivative and hedging activities are recorded on the balance sheet at their fair values.  In June 2004, we entered into interest rate swap contracts that effectively convert a portion of the floating rate borrowings of the term note to a fixed interest rate through June 2009, thus reducing the impact of increases in interest rates on future interest expense.  Approximately 81% of the outstanding floating rate borrowings of the term note as of March 31, 2005 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges.  As a result, the interest rate on $100 million of the $122.8 million floating rate borrowings outstanding at March 31, 2005 was fixed at an average rate of 6.39%.  After giving effect to the interest rate swap contracts, total borrowings are 48% fixed and 52% floating.

The fair value of derivative instruments is based on pricing models using current market rates.  The fair value of the interest rate swap contracts was a long-term asset of $0.2 million as of March 31, 2005.  The effective portion was recorded in accumulated other comprehensive loss, net, a separate component of shareholders’ equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings.  A corresponding deferred tax liability of $0.1 million was also recorded in accumulated other comprehensive loss, net for the income tax related to the estimated asset of the interest rate swap contracts.  The ineffective portion of the change in the value of the interest rate swap contracts is immediately recognized as a component of interest expense.  Hedge inef fectiveness for the period ended March 31, 2005 was not significant.  Management may choose not to swap floating debt to a fixed rate or may terminate a previously executed swap if the floating rate positions are more beneficial.

The revolving credit facility and term note are collateralized by all tangible and intangible property, except assets of the captive insurance subsidiary.  The revolving credit facility and term note contain covenants and conditions requiring the maintenance of certain financial ratios.  At March 31, 2005, we were in compliance with these covenants and conditions.  The scheduled principal payments of debt are $2.3 million in 2005, $4.0 million in 2006, $1.6 million in 2007, $100.3 million in 2008, $59.5 million in 2009 and $58.8 million thereafter.

Equity

In the third quarter of 1998, a shelf registration was filed with the Securities and Exchange Commission to register two million common shares.  We may issue these shares in connection with future business combinations, mergers or acquisitions.  Shares issued from this registration for a portion of the purchase price for acquisitions include common shares of 15,059 for WBC Mid-Atlantic, 70,053 for WBC Construction and 34,364 for KBI Norcal (see Note 5).

At our annual meeting of shareholders held on May 3, 2005, the shareholders voted to increase the number of authorized shares of the existing class of common shares from 20 million to 50 million.  We may issue these additional shares for reasons including but not limited to stock splits, financing acquisitions, establishing strategic relationships with corporate partners and providing equity incentives.

Based on our historical ability to generate cash flows from operations, borrowing capacity under the revolving credit facility and access to debt and equity markets, management believes it will have sufficient capital to meet anticipated needs.

Business Risks And Forward-Looking Statements

There are a number of business risks and uncertainties that affect our operations and therefore could cause future results to differ from past performance or expected results.  Additional information regarding business risks and uncertainties is contained in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004.  These risks and uncertainties may include, but are not limited to:

•

demand for homebuilding which is influenced by changes in the overall condition of the U.S. economy, including job formation, interest rates and consumer confidence as well as other important factors;

•

fluctuations in our costs and availability of sourcing channels for commodity wood products and building materials;

•

changes in the business models of our customers;

•

intense competition;

•

integration of acquired businesses may not result in anticipated cost savings and revenue synergies being fully realized or it may take longer to realize than expected;

•

our ability to identify suitable acquisition candidates;

•

availability of and ability to attract, train and retain qualified individuals;

•

unanticipated weather conditions including natural catastrophic events such as earthquakes, fire, flood, hurricanes, tornadoes, etc.;

•

implementation of cost structures that align with revenue growth;

•

actual and perceived vulnerabilities as a result of terrorist activities and armed conflict; and

•

numerous other matters of a local and regional scale, including those of a political, economic, business, competitive or regulatory nature.

Certain statements made in this Form 10-Q and other written or oral statements made by or on behalf of us constitute forward-looking statements within the meaning of the federal securities laws.  Statements that are not historical or current facts, including statements about our expectations, anticipated financial results and future business prospects are forward-looking statements within the meaning of these laws.  While these statements represent our current judgment on what the future may hold and we believe these judgments are reasonable, these statements involve risks and uncertainties that are important factors that could cause our actual results to differ materially from those in forward-looking statements.  These factors include, but are not limited to the risks and uncertainties cited in the above paragraph and more fully described in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004.  Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date of this Form 10-Q.  We undertake no obligation to update forward-looking statements.

Critical Accounting Estimates

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  These estimates and assumptions include critical accounting estimates which are defined by the Securities and Exchange Commission as those that are most important to the portrayal of our financial condition, results of operations or cash flows.  These estimates require management's subjective and complex judgments often as a result of the need to estimate matters that are inherently uncertain.  We review the development, selection and disclosure of these estimates with our Audit Committee.  For us, these critical accounting estimates are: revenue recognition for construction services, estimated losses on uncompleted contracts and changes in contract estimates, goodwill and insurance deductible reserves.  Management believes the estimates utilized are reasonable under the circumstances, however actual results could differ from these estimates and may require adjustment in future periods.  There have been no significant changes during the three months ended March 31, 2005 to the critical accounting estimates disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Prices of commodity wood products, which are subject to significant volatility, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time.  We do not use derivative financial instruments to hedge commodity wood product prices.

Changes in interest expense occur when market interest rates change.  Changes in the carrying amount of debt could also increase interest rate risks.  Interest rate swap contracts are currently utilized to hedge interest rate risks.  Approximately 81% of the outstanding floating rate borrowings of the term note as of March 31, 2005 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges.  After giving effect to the interest rate swap contracts, total borrowings are 48% fixed and 52% floating.  Based on debt outstanding as of March 31, 2005, a 0.25% increase in interest rates would result in approximately $0.3 million of additional interest expense annually.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  This evaluation was conducted to determine whether the disclosure controls and procedures were effective and timely in bringing material information to the attention of senior management and are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with generally accepted accounting principles.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring material information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

Our disclosure controls and procedures and internal controls over financial reporting are routinely evaluated and tested for effectiveness.  These evaluations are discussed with management and the Audit Committee.  As a result of these evaluations, revisions and corrective actions are made to ensure the effectiveness of our disclosure controls and procedures and internal controls over financial reporting.  During the quarterly period covered by this report, there were no significant changes in the design or operation of our internal controls over financial reporting that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We are involved in litigation and other legal matters arising in the normal course of business.  In the opinion of management, the recovery or liability, if any, under any of these matters will not have a material effect on the consolidated financial position, results of operations or cash flows.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

Election of Board of Directors

Our annual meeting of shareholders was held on May 3, 2005.  A total of 13,951,775 common shares were outstanding at the date of record and entitled to vote at the meeting.  Of the total outstanding, 11,802,973 shares were represented at the meeting, while 2,148,802 were not voted.

In accordance with Delaware corporate law and our bylaws, directors are elected by a plurality of the votes, with the eight nominees receiving the highest number of affirmative votes being elected as directors.  As there were no votes cast for other candidates, each of the eight nominees below were elected as directors with terms expiring in 2006.

	For	Withheld
Robert E. Mellor	11,370,574	432,299
Alec F. Beck	11,267,783	535,190
Sara L. Beckman	11,744,144	58,829
H. James Brown	11,716,926	86,047
James K. Jennings, Jr.	11,744,217	58,756
R. Scott Morrison, Jr.	11,741,139	61,834
Peter S. O’Neill	11,715,343	87,630
Richard G. Reiten	5,824,356	5,978,617

Increase Authorized Common Shares to 50 million

The increase in the number of authorized common shares to 50 million from 20 million was approved at the annual meeting and votes were cast as follows:

For	Withheld	Abstain	Not Voted
10,265,693	1,524,134	13,135	11

Ratification of Independent Registered Public Accounting Firm

Our shareholders ratified the selection of KPMG LLP as our independent registered public accounting firm at the annual meeting and votes were cast as follows:

For	Withheld	Abstain	Not Voted
11,724,765	63,058	15,140	10

Item 5 – Other Information

None.

Item 6 – Exhibits

(a)	Exhibits

	Number	Description

	11.0	Statement regarding computation of earnings per share (see Note 2)

	31.1	Section 302 Certification

	31.2	Section 302 Certification

	32.0	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDING MATERIALS HOLDING CORPORATION
Date: May 5, 2005	/s/ Robert E. Mellor
Robert E. Mellor Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Date: May 5, 2005	/s/ William M. Smartt
William M. Smartt Senior Vice President and Chief Financial Officer (Principal Financial Officer)