Form 10-K/A
period 2004-12-31
BUILDING MATERIALS HOLDING CORP
filed 2005-06-03
CIK 1046356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

☑

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

Common Stock ($0.001 par value)

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

Documents Incorporated by Reference

(1)

Portions of the Proxy Statement delivered to shareholders in connection with the Annual Meeting of Shareholders on May 3, 2005, are incorporated by reference into Part III of this Form 10-K.

Building Materials Holding Corporation

FORM 10-K/A

For the Fiscal Year Ended December 31, 2004

INDEX

PART II

Item 9A.	Controls and Procedures	2

PART IV

Item 15.	Exhibits and Financial Statement Schedules	4

Explanatory Note

This amendment is being filed to complete our disclosure requirement with respect to Item 9A Controls and Procedures in our original filing of Form 10-K for the year ended December 31, 2004.  Specifically, we are clarifying our previous disclosure to state the fact that the two material weaknesses were effectively remediated with minor enhancements to internal controls in the quarter ended December 31, 2003.  Although this matter relates to the quarter ended December 31, 2003, this amendment is being made to our original filing on Form 10-K for the year ended December 31, 2004.

The previous Item 9A disclosure is repeated in its entirety and additional paragraphs under the heading Quarter Ended December 31, 2003 disclose the fact these material weaknesses were remediated with minor enhancements to internal controls in the quarter ended December 31, 2003.  This improvement to our disclosure regarding controls and procedures did not affect previously reported results of operations, financial position, shareholders’ equity or cash flows.  Also, no other information in the original filing is being revised.

PART II

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

Changes in Internal Control Over Financial Reporting

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

There were no changes in the design or operation of our internal controls over financial reporting that occurred during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Quarter Ended December 31, 2003

The following circumstances relate to our disclosure for the year ended December 31, 2003.  As we previously reported on Form 10-K for the year ended December 31, 2003, as part of the audit of the financial statements for the year ended December 31, 2003, our independent auditors communicated to management and the Audit Committee two conditions of material weakness:  1.)  loss data for claims and 2.)  routine assessment for potential impairment of intangible assets and goodwill.  Because there were no failures in the accuracy, completeness and existence of the loss data for claims and there were no failures in the routine inquiry for impairment and the related internal controls were promptly enhanced during the fourth quarter of 2003, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2003.

These material weaknesses do not still exist.  These material weaknesses were remediated with minor enhancements to internal controls in the quarter ended December 31, 2003.  These minor enhancements have not materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Accordingly, we concluded and disclosed that our disclosure controls and procedures were effective for the quarter ended December 31, 2003 in our Form 10-K.

We evaluated and concluded our disclosure controls and procedures were effective for every period since December 31, 2003.  Additionally, our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm.  Their report expresses an unqualified opinion on our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 and is included in Item 8 under the heading Report of Independent Registered Public Accounting Firm.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15(d)-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our evaluation of internal control over financial reporting did not include the internal control of our 30.6% controlling interest in A-1 Building Components, LLC which was acquired in September 2004.  Assets of $9.3 million and building product sales of $7.1 million for this operation were included in our consolidated financial statements as of and for the year ended December 31, 2004.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm.  Their report expresses an unqualified opinion on our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 and is included in Item 8 under the heading Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Refer to report of independent registered public accounting firm presented in Item 8 - Financial Statements and Supplementary Data (page 51).

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Building Materials Holding Corporation

Date: May 12, 2005	/s/ Paul S. Street
Paul S. Street
Senior Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary

Exhibit Index Filed with the Annual Report on Form 10-K

For the Year Ended December 31, 2004

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

6