Form 10-Q
period 2005-06-30
BUILDING MATERIALS HOLDING CORP
filed 2005-08-03
CIK 1046356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of July 29, 2005 was 14,237,637.

BUILDING MATERIALS HOLDING CORPORATION

FORM 10-Q

For the Period Ended June 30, 2005

Item 1 - Financial Statements

Building Materials Holding Corporation
Consolidated Statements of Income
(thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Sales
Building products	$344,632	$319,256	$637,515	$566,613
Construction services	356,889	224,137	636,934	393,623
Total sales	701,521	543,393	1,274,449	960,236

Costs and operating expenses
Cost of goods sold
Building products	253,779	244,172	469,427	430,391
Construction services	289,889	193,025	517,373	341,606
Impairment of assets	463	―	463	1,273
Selling, general and administrative expenses	97,349	79,633	187,342	150,259
Other (income) expense, net	(851)	90	(1,356)	(417)
Total costs and operating expenses	640,629	516,920	1,173,249	923,112

Income from operations	60,892	26,473	101,200	37,124

Interest expense	3,350	3,157	6,548	5,911

Income before income taxes and minority interests	57,542	23,316	94,652	31,213

Income taxes	20,420	8,214	33,381	10,948

Minority interests income, net	(3,808)	(2,522)	(6,809)	(3,497)

Net income	$33,314	$12,580	$54,462	$16,768

Net income per share:
Basic	$2.38	$0.94	$3.92	$1.25
Diluted	$2.28	$0.92	$3.75	$1.23

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Balance Sheets
(thousands, except share data)

	June 30	December 31		June 30	December 31
	2005	2004		2005	2004
ASSETS			LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS’ EQUITY
Cash and cash equivalents	$34,955	$19,496	Accounts payable	$110,672	$77,591
Marketable securities	2,832	2,216	Accrued compensation	51,161	34,078
Receivables, net of $4,720 and			Insurance deductible reserves	34,976	26,639
$4,367	302,425	238,071	Other accrued liabilities	36,748	26,177
Inventory	183,400	153,391	Billings in excess of costs and
Unbilled receivables	24,387	17,196	estimated earnings	27,028	11,274
Deferred income taxes	14,143	11,913	Current portion of long-term debt	2,497	3,404
Prepaid expenses and other	4,321	7,317
Total current assets	566,463	449,600	Total current liabilities	263,082	179,163

Property and equipment			Deferred income taxes	126	297
Land	37,019	37,036	Long-term debt	199,917	206,419
Buildings and improvements	104,043	104,667	Other long-term liabilities	25,284	23,162
Equipment	134,855	122,105	Total liabilities	488,409	409,041
Construction in progress	14,574	4,956
Accumulated depreciation	(113,375)	(104,453)	Minority interests	13,160	6,325
Marketable securities	20,231	16,760
Deferred loan costs	3,988	2,084	Commitments and contingent liabilities	―	―
Other long-term assets	17,771	16,281
Other intangibles, net	14,755	13,692	Shareholders’ equity
Goodwill	91,584	80,316	Common stock, $0.001 par value:
Total assets	$891,908	$743,044	authorized 50,000,000 shares;
			issued and outstanding 14,231,241
			and 13,852,683 shares	14	14
			Additional paid-in capital	136,923	124,594
			Unearned compensation	(3,417)	(1,383)
			Retained earnings	257,731	205,812
			Accumulated other comprehensive loss, net	(912)	(1,359)
			Total shareholders’ equity	390,339	327,678
			Total liabilities, minority interests and shareholders’ equity	$891,908	$743,044

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Shareholders’ Equity
(thousands)

							Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital				Net Unrealized Gain (Loss) From
	Common Shares			Unearned Compensation		Retained Earnings	Hedging Derivatives		Marketable Securities
	Shares	Amount									Total
Balance at December 31, 2003	13,334	$13	$115,282	$	―	$155,715	$	―	$	―	$271,010
Net income						16,768					16,768
Unrealized loss from interest rate swap contracts								(862)			(862)
Taxes for unrealized gain from interest rate swap contracts								341			341
Unrealized gain from marketable securities										21	21
Comprehensive income											16,268

Share options exercised	85		930								930
Shares issued from Employee Plan	3		47								47
Cash dividends on common shares						(1,607)					(1,607)
Balance at June 30, 2004	13,422	$13	$116,259	$	―	$170,876		$(521)		$21	$286,648

Balance at December 31, 2004	13,853	$14	$124,594		$(1,383)	$205,812		$(1,362)		$3	$327,678
Net income						54,462					54,462
Unrealized gain from interest rate swap contracts								834			834
Taxes for unrealized gain from interest rate swap contracts								(328)			(328)
Unrealized loss from marketable securities										(96)	(96)
Tax benefit for unrealized gain from marketable securities										37	37
Comprehensive income											54,909

Share options exercised	287		3,167								3,167
Tax benefit for share options exercised			4,697								4,697
Shares issued from Director Plan	7		380								380
Shares issued from Employee Plan	9		432								432
Shares issued for acquisition	17		1,000								1,000
Issuance of restricted shares	58		2,653		(2,653)						―
Earned compensation expense					619						619
Cash dividends on common shares						(2,543)					(2,543)
Balance at June 30, 2005	14,231	$14	$136,923		$(3,417)	$257,731		$(856)		$(56)	$390,339

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Cash Flows
(thousands)

	Six Months Ended June 30
	2005	2004
Operating Activities
Net income	$54,462	$16,768
Items in net income not using (providing) cash:
Minority interests income, net	6,809	3,497
Impairment of assets	463	1,273
Depreciation and amortization	11,585	11,198
Loss (gain) on sale of assets, net	33	(743)
Deferred income taxes	(2,401)	(4,934)
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	(38,945)	(56,616)
Inventory	(28,650)	(56,854)
Unbilled receivables	(2,942)	(5,098)
Prepaid expenses and other current assets	4,436	2,399
Accounts payable	29,763	38,652
Accrued compensation	13,013	11,348
Insurance deductible reserves	8,337	8,960
Other accrued liabilities	5,687	5,888
Billings in excess of costs and estimated earnings	10,329	774
Other long-term assets and liabilities	1,952	3,217
Other, net	6,765	(1,353)
Cash flows provided (used) by operating activities	80,696	(21,624)

Investing Activities
Purchases of property and equipment	(17,202)	(14,314)
Acquisitions and investments in businesses, net of cash acquired	(27,088)	(4,810)
Proceeds from dispositions of property and equipment	300	4,443
Purchases of marketable securities	(4,224)	(9,000)
Other, net	760	(833)
Cash flows used by investing activities	(47,454)	(24,514)

Financing Activities
Net (payments) borrowings under revolving credit facility	(81,200)	61,400
Borrowings under term note	75,000	―
Principal payments on term note	(626)	(625)
Net (payments) borrowings on other notes payable	(4,096)	(937)
Decrease in book overdrafts	(4,443)	(2,916)
Stock options exercised	3,167	930
Dividends paid	(2,230)	(1,603)
Deferred financing costs	(2,193)	―
Other, net	(1,162)	(5)
Cash flows (used) provided by financing activities	(17,783)	56,244

Increase in Cash and Cash Equivalents	15,459	10,106
Cash, beginning of year	19,496	19,506
Cash, end of period	$34,955	$29,612

Supplemental Disclosure of Cash Flow Information
Accrued but unpaid dividends	$1,421	$805
Cash paid for interest	$6,480	$5,137
Cash paid for income taxes	$26,057	$11,618

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

The quarterly consolidated financial statements have not been audited by independent registered public accountants.  However, in the opinion of management, all adjustments necessary to present fairly the results for the periods have been included.  The preparation of these consolidated financial statements required estimates and assumptions.  Actual results may differ from those estimates.

Certain reclassifications have been made to amounts reported in prior periods, none of which affected financial position, results of operations or cash flows.

Recent Accounting Principles
In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123, Share-Based Payment, and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  This statement requires the measurement and recognition of liabilities incurred to employees in share-based payment transactions at fair value.  Compensation cost and the related tax effects are recognized as the requisite service is rendered.  Compensation cost is based on the fair value of those shares on the grant date.  This statement is effective for the first quarter of 2006.

2. Net Income Per Share

Net income per share was determined using the following information (thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net income	$33,314	$12,580	$54,462	$16,768

Weighted average shares used to determine basic net income per share	13,978	13,408	13,907	13,380
Net effect of dilutive stock options and restricted stock (1)	648	295	623	277
Weighted average shares used to determine diluted net income per share	14,626	13,703	14,530	13,657

Net income per share:
Basic	$2.38	$0.94	$3.92	$1.25
Diluted	$2.28	$0.92	$3.75	$1.23

Cash dividends declared per share	$0.10	$0.06	$0.18	$0.12

(1)
There were no options excluded from the computation of net income per diluted share for the second quarter of 2005.  Options to purchase shares of 55,535 for the second quarter of 2004 and options to purchase shares of 4,000 and 69,450 for the six months ended June 30, 2005 and 2004, respectively were not dilutive and therefore excluded in the computations of net income per diluted share.  Options categorized as not dilutive were defined on the basis of the exercise price being greater than the average market value of the common shares in the periods presented.

3. Share-Based Compensation

Grants of share-based compensation are made under the 2004 Incentive and Performance Plan.  Previous share-based compensation plans as well as this plan are more fully described in Note 11 of our Annual Report.  These plans are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (ABP 25).  The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, were applied to share-based employee compensation (thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net income, as reported	$33,314	$12,580	$54,462	$16,768
Add: Share-based employee compensation expense determined under APB 25, net of related tax effects	208	97	346	339
Deduct: Share-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(764)	(335)	(1,321)	(817)
Pro forma net income	$32,758	$12,342	$53,487	$16,290

Earnings per share:
Basic - as reported	$2.38	$0.94	$3.92	$1.25
Basic - pro forma	$2.34	$0.92	$3.85	$1.22

Diluted - as reported	$2.28	$0.92	$3.75	$1.23
Diluted - pro forma	$2.24	$0.90	$3.68	$1.19

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

In the second quarter of 2005, an impairment of $0.5 million was recognized for certain customer relationships of BMC Construction.

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

•  Riggs Plumbing
In April 2005, BMC Construction acquired a 60% interest in Riggs Plumbing, LLC (Riggs Plumbing) for $15.8 million in cash.  Assets acquired included receivables of $10.8 million, unbilled receivables of $0.2 million, inventory of $1.3 million, prepaid expenses of $0.3 million, property and equipment of $3.1 million, intangibles of $1.9 million, goodwill of $9.6 million, accounts payable of $2.7 million, billings in excess of costs of $2.4 million, accrued compensation of $2.5 million and other liabilities of $3.8 million.  The remaining 40% is owned by Riggs & Associates, LLC and is recognized as minority interest.  In July 2005, we acquired an additional 13% interest in Riggs Plumbing for $1.4 million in cash.  Riggs Plumbing provides plumbing services to high-volume production builders in the Phoenix and Tucson markets.

•  RCI Construction
In January 2005, BMC Construction acquired a 51% interest in RCI Construction, LLC (RCI Construction) for $4.9 million in cash.  Assets acquired included receivables of $11.1 million, unbilled receivables of $2.5 million, property and equipment of $0.8 million, intangibles of $1.1 million, goodwill of $2.3 million, accounts payable of $3.3 million, billings in excess of costs of $2.7 million, line of credit of $3.3 million, accrued compensation of $1.6 million and other liabilities of $2.0 million.  The remaining 49% is owned by Residential Carpentry, Inc. and is recognized as minority interest.  RCI Construction provides framing services to high-volume production builders in the greater Chicago area.

•  A-1 Truss
In September 2004, our majority-owned subsidiary WBC Construction acquired a 51% interest in A-1 Building Components, LLC (A-1 Truss) for $2.4 million in cash.  Assets acquired included receivables of $2.8 million, inventory of $1.2 million, property and equipment of $1.4 million, other long-term assets of $0.2 million, intangibles of $0.7 million, goodwill of $0.9 million and liabilities of $4.8 million.  The remaining 49% is owned by A-1 Roof Trusses, Ltd., Company and is recognized as minority interest.  A-1 Truss manufactures trusses in Boynton Beach, Florida.

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

•  KBI Norcal
In July 2002, BMC Construction acquired a 51% interest in KBI Norcal for $5.8 million in cash, $0.8 million of assumed debt and the issuance of 34,364 common shares.  The remaining 49% interest was owned by RJ Norcal, LLC and recognized as minority interest.  As a majority-owned subsidiary, the financial information for KBI Norcal was consolidated.  In July 2004, BMC Construction acquired the remaining 49% of KBI Norcal for $14.0 million in cash.  Assets acquired included intangibles of $4.7 million and goodwill of $6.5 million.  KBI Norcal provides framing services to high-volume production homebuilders in northern California.

Subsequent to June 30, 2005

•  BBP Companies
In July 2005, BMC Construction acquired a 51% interest in BBP Companies for $9.0 million in cash and 16,836 common shares.  Information required to complete the purchase price allocation for certain tangible property is not yet available.  Final allocation of the purchase price will be completed as soon as this information is available.  The remaining 49% is owned by BBP Concrete and will be recognized as minority interest.  BBP Companies provide concrete foundation services to high-volume production homebuilders in Arizona.  Operating results will be consolidated consistent with the acquisition date of July 2005.

We have call and put obligations associated with our interests in BBP Companies, Riggs Plumbing, RCI Construction, A-1 Truss, WBC Mid-Atlantic and WBC Construction.  Under the purchase agreements, we have the right to purchase the other owners’ remaining portions during certain periods or if certain conditions are met.  Likewise, the other owners have the option to require us to purchase their remaining portions during certain periods.  The purchase price for the remaining portions will be based generally on a multiple of historical earnings.  The following table summarizes these call and put obligations:

	Call Options	Put Options
BBP Companies	July 2008 through June 2015	July 2008 through June 2015
Riggs Plumbing	April 2008 through March 2013	April 2008 through March 2013
RCI Construction	January 2008 through January 2012	January 2008 through January 2012
A-1 Truss	September 2004 through August 2014	September 2009 through August 2014
WBC Mid-Atlantic	October 2003 through September 2010	October 2008 through September 2010
WBC Construction	January 2006 through January 2009	January 2007 through January 2009

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

•	In May 2005, BMC Construction acquired a stucco business in Las Vegas, Nevada for $6.1 million in cash. Assets acquired included receivables of $3.6 million, unbilled receivables of $1.5 million, inventory of $0.1 million, property and equipment of $1.9 million, billings in excess of costs of $0.3 million and other liabilities of $0.7 million.

The following acquisitions were completed during 2004:

•	In June 2004, BMC West acquired a framing business in Denver, Colorado for $0.8 million in cash. Assets acquired included prepaid expenses of $0.1 million, property and equipment of $0.1 million, other long-term assets of $0.3 million, intangibles of $0.1 million and goodwill of $0.2 million.

•	In March 2004, BMC Construction acquired a distribution facility in Tucson, Arizona for $4.1 million in cash. In October 2004, BMC Construction acquired a window installation business in Napa, California for $1.8 million in cash. Assets acquired in these acquisitions included receivables of $1.8 million, inventory of $0.8 million, property and equipment of $2.3 million, intangibles of $0.3 million, goodwill of $1.0 million and liabilities of $0.3 million.

Had these acquisitions taken place as of the beginning of 2004, pro forma results of operations would not have been significantly different from reported amounts.

6. Intangible Assets and Goodwill

Intangible assets represent the values assigned to customer relationships, covenants not to compete and trade names.  Intangible assets are amortized on a straight-line basis over their expected useful lives.  Customer relationships are amortized over three to seventeen years, covenants not to compete over three to five years and trade names over three years.  Intangible amortization expense was $0.8 million in the second quarter of 2005 and $4.2 million in 2004.  Intangible assets consist of the following (thousands):

	June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$18,908	$(6,263)	$12,645
Covenants not to compete	3,549	(1,699)	1,850
Trade names	204	(57)	147
Other	120	(7)	113
	$22,781	$(8,026)	$14,755

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$17,134	$(5,116)	$12,018
Covenants not to compete	2,919	(1,426)	1,493
Trade names	204	(23)	181
Other	500	(500)	―
	$20,757	$(7,065)	$13,692

Estimated amortization expense for intangible assets is $1.6 million for the remainder of 2005, $3.0 million for 2006, $2.4 million for 2007, $1.7 million for 2008, $1.5 million for 2009 and $4.6 million thereafter.

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

Changes in the carrying amount of goodwill by business segment were as follows (thousands):

	BMC West	BMC Construction	Total
Balance at December 31, 2004	$20,063	$60,253	$80,316
Goodwill acquired	3	11,265	11,268
Balance at June 30, 2005	$20,066	$71,518	$91,584

7. Debt

Long-term debt consists of the following (thousands):

As of June 30, 2005						Effective Interest Rate
	Balance		Stated Interest Rate	Notional Amount of Interest Rate Swaps		Average for Quarter	As of June 30
Revolving credit facility	$	―	LIBOR plus 0.75% or Prime plus 0.00%	$	―	4.12%	4.24%
Term note		75,000	LIBOR plus 0.75% or Prime plus 0.00%		―	―	4.24%
Term note		122,500	LIBOR plus 1.75%		100,000	6.18%	5.98%
Other		4,914	Various		―	―	―
		202,414			$100,000

Less: Current portion		2,497
		$199,917

As of December 31, 2004					Effective Interest Rate
	Balance	Stated Interest Rate	Notional Amount of Interest Rate Swaps		Average for Year	As of December 31
Revolving credit facility	$81,200	LIBOR plus 1.75% or Prime plus 0.50%	$	―	4.88%	5.25%
Term note	123,125	LIBOR plus 2.00%		100,000	5.65%	6.80%
Other	5,498	Various		―	―	―
	209,823			$100,000

Less: Current portion	3,404
	$206,419

Revolving Credit Facility
In June 2005, we entered into a $300 million revolving credit facility with a group of lenders.  The revolving credit facility matures in June 2010.

The revolving credit facility consists of both LIBOR and Prime based borrowings.  Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 0.75% to 2.00%, or Prime plus 0.0% to 0.75%. As of June 30, 2005, no balance was outstanding under the revolving credit facility.

Term Notes
In June 2005, we also entered into a $75 million term note with a group of lenders.  The term note matures in June 2010 with 10% of the initial principal payable for each of the two years commencing September 2006, 20% of the initial principal payable for one year commencing September 2008 and the remaining principal balance due June 2010.  Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 0.75% to 2.00%, or Prime plus 0.0% to 0.75%. As of June 30, 2005, $75 million was outstanding under this term note.

In August 2003, we entered into a $125 million term note with a group of lenders.  The term note matures in June 2010 and is payable in quarterly installments for the first six years in amounts equal to 1% of the initial principal amount per year and equal quarterly installments for the remaining principal balance during year seven.  The term note was amended in March 2005 to reduce interest rates by 0.75% and in June 2005 to reduce interest rates another 0.25%.  The interest rate for the term note is LIBOR plus 1.75%. As of June 30, 2005, $122.5 million was outstanding under this term note.

Other
Other long-term debt consists of term notes, equipment notes and capital leases for equipment.  Interest rates are various and dates of maturity are through April 2010.

Expansion of Credit Facility, Covenants and Maturities
The revolving credit facility or term notes may be increased an aggregate amount of up to $150 million. The revolving credit facility and term notes are collateralized by all tangible and intangible property, except assets of the captive insurance subsidiary. The revolving credit facility and term notes contain covenants and conditions requiring the maintenance of certain financial ratios. At June 30, 2005, we were in compliance with these covenants and conditions.

Scheduled maturities of long-term debt are as follows (thousands):

2005	$1,536
2006	7,891
2007	9,239
2008	12,922
2009	77,061
Thereafter	93,765
$202,414

As of June 30, 2005 and December 31, 2004 there were $45.8 million and $41.2 million, respectively of letters of credit outstanding that guaranteed performance or payment to third parties. These letters of credit reduce borrowing availability under the revolving credit facility.

Hedging Activities
Derivative and hedging activities are recorded on the balance sheet at their fair values.  In June 2004, we entered into interest rate swap contracts that effectively convert a portion of the floating rate borrowings of the $122.5 million term note to a fixed interest rate through June 2009, thus reducing the impact of increases in interest rates on future interest expense.  Approximately 82% of the outstanding floating rate borrowings of the term note as of June 30, 2005 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges.  As a result, the interest rate on $100 million of the $122.5 million floating rate borrowings outstanding at June 30, 2005 was fixed at an average rate of 6.14%.  After giving effect to the interest rate swap contracts, total borrowings are 52% fixed and 48% floating.

The fair value of derivative instruments is based on pricing models using current market rates.  The fair value of the interest rate swap contracts was a long-term liability of $1.4 million as of June 30, 2005.  The effective portion was recorded in accumulated other comprehensive loss, net, a separate component of shareholders’ equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings.  A corresponding deferred tax asset of $0.5 million was also recorded in accumulated other comprehensive loss, net for the income tax related to the estimated fair value of the interest rate swap contracts.  The ineffective portion of the change in the value of the interest rate swap contracts is immediately recognized as a component of interest expense.  Hedge ineffectiveness for the period ended June 30, 2005 was not significant.  Management may choose not to swap floating debt to a fixed rate or may terminate a previously executed swap if the floating rate positions are more beneficial.

8. Shareholders’ Equity

Common Shares
At the annual meeting of shareholders on May 3, 2005, our shareholders voted to increase the number of authorized common shares to 50 million from 20 million.  In the second quarter of 2005, the quarterly cash dividend was increased to $0.10 per share.

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

BMC West sells building products, manufactures building components and provides construction services.  Products include structural lumber and building materials purchased from other manufacturers and manufactured building components including millwork, trusses and wall panels.  Construction services include framing and installation of miscellaneous building products.  Building products and construction services are sold principally to builders and contractors.

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

Selected financial information by segment is as follows (thousands):

	Sales
	Segment Sales	Intersegment Eliminations	Total	Income Before Taxes and Minority Interests
Three Months Ended June 30, 2005
BMC West	$398,230	$(344)	$397,886	$41,030
BMC Construction	303,648	(13)	303,635	36,756
Corporate and other	―	―	―	(16,894)
	$701,878	$(357)	$701,521	60,892
Interest expense				3,350
				$57,542

Three Months Ended June 30, 2004
BMC West	$360,185	$(431)	$359,754	$26,383
BMC Construction	183,659	(20)	183,639	13,338
Corporate and other	―	―	―	(13,248)
	$543,844	$(451)	$543,393	26,473
Interest expense				3,157
				$23,316

	Sales
	Segment Sales	Intersegment Eliminations	Total	Income Before Taxes and Minority Interests
Six Months Ended June 30, 2005
BMC West	$729,049	$(477)	$728,572	$69,905
BMC Construction	546,149	(272)	545,877	65,288
Corporate and other	―	―	―	(33,993)
	$1,275,198	$(749)	$1,274,449	101,200
Interest expense				6,548
				$94,652
Six Months Ended June 30, 2004
BMC West	$636,310	$(1,110)	$635,200	$40,565
BMC Construction	325,077	(41)	325,036	20,067
Corporate and other	―	―	―	(23,508)
	$961,387	$(1,151)	$960,236	37,124
Interest expense				5,911
				$31,213

Item 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We serve the homebuilding industry through two business segments: BMC West and BMC Construction.  With locations in the western and southern states, BMC West distributes building products and manufactures building components for professional builders and contractors.  BMC Construction provides construction services to high-volume production homebuilders through operations in key growth markets in western, southern and east coast states.  These two business segments are subsidiaries of our holding company - Building Materials Holding Corporation.

Favorable economic conditions combined with historically low interest rates shape the current homebuilding industry. Within our markets, the positive momentum from homebuilding activity has continued into the second quarter of 2005. Data from the U.S. Census Bureau indicates a similar outlook for the remainder of the year as single-family starts are projected at 1.7 million units which is consistent with last year’s historic level. As an indicator of future homebuilding activity, single-family permits in our markets are higher than the U.S. average for the three and six months ended June 2005. As these trends continue, our outlook remains positive for the remainder of 2005.

Our operations are positioned in markets supported by positive demographic trends and favorable economic conditions. At BMC West, we continue to expand sales of building products and construction services by implementing changes to our distribution processes and improving our customer service. During the past year, we implemented a regional market management strategy which serves to expedite shipping and coordinate product offerings.

We continue to pursue opportunities to expand our existing service and product offerings to high-volume production homebuilders. Recent acquisitions at BMC Construction include:

•	RCI Construction - a 51% interest in a company providing framing services in the greater Chicago area (January 2005)
•	Riggs Plumbing - a 73% interest in a business providing plumbing services in Phoenix and Tucson (60% acquired in April 2005 and 13% in July 2005)
•	Purchase of a stucco business in the Las Vegas market (May 2005)
•	BBP Companies - a 51% interest in a company providing concrete foundation services in Arizona (July 2005)

We evaluate our results of operations including and excluding acquisitions.  We believe a presentation of sales and income from operations excluding recent acquisitions enhances an understanding of the acquisitions as well as comparable operations for the respective periods.  In the discussion of the three and six months ended June 30, 2005 and 2004, a reconciliation of sales and operating income before recent acquisitions has been provided.

Results of Operations

The following table and subsequent discussion should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this document and in our Annual Report on Form 10-K for the year ended December 31, 2004.  The table sets forth the amounts and percentage relationship to sales of certain costs, expenses and income items (millions):

	Three Months Ended June 30				Six Months Ended June 30
	2005		2004		2005		2004
Sales
Building products	$344.6	49.1%	$319.3	58.8%	$637.5	50.0%	$566.6	59.0%
Construction services	356.9	50.9	224.1	41.2	636.9	50.0	393.6	41.0
Total sales	701.5	100.0	543.4	100.0	1,274.4	100.0	960.2	100.0

Costs and operating expenses
Cost of goods sold
Building products	253.8	73.7	244.2	76.5	469.4	73.6	430.4	76.0
Construction services	289.9	81.2	193.0	86.1	517.4	81.2	341.6	86.8
Impairment of assets	0.5	0.1	―	―	0.5	―	1.3	0.1
Selling, general and administrative expenses	97.3	13.9	79.6	14.6	187.3	14.7	150.2	15.6
Other (income) expense, net	(0.9)	(0.1)	0.1	―	(1.4)	(0.1)	(0.4)	―
Total costs and operating expenses	640.6	91.3	516.9	95.1	1,173.2	92.1	923.1	96.1

Income from operations	60.9	8.7	26.5	4.9	101.2	7.9	37.1	3.9

Interest expense	3.4	0.5	3.2	0.6	6.5	0.5	5.9	0.6
Income before income taxes and minority interests	57.5	8.2	23.3	4.3	94.7	7.4	31.2	3.3
Income taxes	20.4	2.9	8.2	1.5	33.4	2.6	10.9	1.1
Minority interests income, net	(3.8)	(0.5)	(2.5)	(0.5)	(6.8)	(0.5)	(3.5)	(0.4)
Net income	$33.3	4.8	$12.6	2.3	$54.5	4.3	$16.8	1.8

SECOND QUARTER OF 2005 COMPARED TO THE SECOND QUARTER OF 2004

Consolidated Financial Results
Selected financial results are as follows (millions):

	Three Months Ended June 30
	2005	2004
Sales
Building products	$344.6	$319.3
Construction services	356.9	224.1
	$701.5	$543.4

Income from operations	$60.9	$26.5

Sales increased 29% to $701.5 million compared to $543.4 million in the same period a year ago.  Benefiting from strong demand and despite lower commodity wood product prices, building product sales improved 8% for the quarter. Sales of construction services primarily accounted for the overall increase, up 59% or $132.8 million due to strong sales in most of our markets as well as acquisitions not included in the second quarter of 2004.  Construction services currently represent half of our total sales.

Income from operations increased to $60.9 million from $26.5 million in the second quarter.  Gross margin percentage improved 3% to 22.5% compared to 19.5% in the second quarter of last year.  Building product margins were up 2.8% as inventory was effectively managed despite a decline in commodity wood product prices.  Margins for construction services improved 4.9% due to demand for our services, favorable changes in customer mix and continued improvement in the management of construction contracts.  Also contributing to the improvement in income was effective leveraging of operating expenses.  Operating expenses were $17.7 million higher, however these expenses were 13.9% compared to 14.6% as a percent of sales in the second quarter of 2004.

BMC West
Selected financial results are as follows (millions):

	Three Months Ended June 30
	2005	2004

Sales	$397.9	$359.8

Income from operations	$41.0	$26.4

Sales of $397.9 million were 11% higher than the second quarter of 2004.  Driven by strong housing demand, sales improved despite lower commodity wood product prices for the quarter.  Housing demand and construction activity were strong in most of our markets, particularly Texas, the Northwest and Intermountain regions.

Income from operations increased 55% to $41.0 million compared to $26.4 million in the same quarter a year ago.  Gross margins improved 2.4% to 25.1%, reflective of our effective management of inventory as commodity wood product prices were lower during the quarter.  Income from operations also increased due to the effective leveraging of operating expenses.  Operating expenses as a percent of sales were 0.5% lower or 14.9% of sales compared to the same quarter a year ago.

BMC Construction
Selected financial results are as follows (millions):

	Three Months Ended June 30
	2005	2004

Sales	$303.6	$183.6
Less: Acquisitions	(51.1)	―
	$252.5	$183.6

Income from operations	$36.8	$13.3
Less: Acquisitions	(3.5)	―
	$33.3	$13.3

Sales increased 65% to $303.6 million compared to $183.6 million in the second quarter of last year.  Existing operations accounted for 57% of the $120 million increase, while the remainder reflects sales from the acquisitions described in our Overview and not present in the second quarter of 2004.  Single-family construction activity was strong in most of our markets, particularly Las Vegas, Phoenix and Florida.

Income from operations was $36.8 million, up significantly from $13.3 million in the second quarter of 2004.  Gross margins were an important factor, improving 5.7% over the same quarter a year ago.  The improvement was a result of strong demand for our services in the Las Vegas and Phoenix markets, favorable changes in customer mix and effective management of construction contracts.  Operating expenses increased $9.5 million partly due to acquisitions and were 6.9% of sales or 0.8% higher than the second quarter of 2004.

Corporate
Selected financial results are as follows (millions):

	Three Months Ended June 30
	2005	2004

Operating expenses	$16.9	$13.2

Corporate operating expenses include administrative costs to support operations at our BMC West and BMC Construction business segments.  These expenses were $3.7 million higher principally due to compensation expenses from improved operating performance, however these expenses remained at 2.4% of sales for both quarters.

FIRST SIX MONTHS OF 2005 COMPARED TO THE FIRST SIX MONTHS OF 2004

Consolidated Financial Results
Selected financial results are as follows (millions):

	Six Months Ended June 30
	2005	2004
Sales
Building products	$637.5	$566.6
Construction services	636.9	393.6
	$1,274.4	$960.2

Income from operations	$101.2	$37.1

Sales increased 33% to $1,274.4 million compared to $960.2 million in the same period a year ago.  Building product sales were 13% higher despite recent declines in commodity wood product prices.  Sales of construction services were up 62% or $243.3 million due to strong sales from existing operations and acquisitions not present in the same period a year ago.

Income from operations increased significantly to $101.2 million from $37.1 million in the first half of 2004.  Gross margin percentage improved 3% to 22.6% from 19.6% in the prior period.  Despite a recent decline in commodity wood product prices, margins for building products improved 2.4% as inventory was effectively managed.  Margins for construction services improved 5.6% as a result of demand for our services, favorable changes in customer mix and better management of construction contracts.  Operating expenses increased $37.1 million, however these expenses decreased to 14.7% of sales compare to 15.6% in the first half of 2004 due to effective leveraging.

BMC West
Selected financial results are as follows (millions):

	Six Months Ended June 30
	2005	2004

Sales	$728.6	$635.2

Income from operations	$69.9	$40.6

Sales of $728.6 million were 15% higher than the first half of 2004 despite recent declines in commodity wood product prices.  Housing demand and construction activity were strong in our markets, particularly Texas, the Northwest and Intermountain regions.

Income from operations was $69.9 million compared to $40.6 million in the same period a year ago.  Gross margins improved 2.1% to 25.2% as a result of continuing to effectively manage inventories despite a recent decline in commodity wood product prices.  Operating expenses were up $8.9 million, however these expenses as a percent of sales were effectively leveraged as they were 0.9% lower or 15.7% of sales compared to the same period a year ago.

BMC Construction
Selected financial results are as follows (millions):

	Six Months Ended June 30
	2005	2004

Sales	$545.9	$325.0
Less: Acquisitions	(77.0)	―
	$468.9	$325.0

Income from operations	$65.3	$20.1
Less: Acquisitions	(4.5)	―
	$60.8	$20.1

Sales increased 68% to $545.9 million compared to the same period a year ago.  Sales from existing operations represented approximately two-thirds of the $220.9 million increase, with the remainder from the acquisitions described in our Overview and not present in the first half of 2004.  Single-family construction activity was strong in most of our markets, particularly Las Vegas, Phoenix and Florida.

Income from operations was $65.3 million, up significantly from $20.1 million in the first half of 2004.  Gross margins were a key factor, improving 6.3% over the same period a year ago.  Higher gross margins were a result of strong demand for our services in the Las Vegas and Phoenix markets, favorable changes in customer mix as well as effective management of construction contracts.  Operating expenses were $17.0 million higher partly due to acquisitions and were 7.0% of sales or 0.5% higher than the first half of 2004.

Corporate
Selected financial results are as follows (millions):

	Six Months Ended June 30
	2005	2004

Operating expenses	$34.0	$23.5

Corporate operating expenses include administrative costs to support operations at our BMC West and BMC Construction business segments.  These expenses increased to 2.7% from 2.4% of sales and were $10.5 million higher primarily due to compensation expenses from improved operating performance.

LIQUIDITY AND CAPITAL RESOURCES

Our primary need for capital resources is to fund working capital and acquisitions as well as finance capital expenditures.  Capital resources have primarily consisted of cash flows from operations and additional debt.  For the six months ended June 30, 2005, cash was provided by operations and used to fund acquisitions, purchase property and equipment as well as pay down debt.

Operations
Net cash provided by operating activities was $80.7 million compared to $21.6 million used in the same period of 2004.  Strong home construction activity and our increased capacity to provide additional construction services resulted in higher net income, providing $37.7 million of additional operating cash flow over the same period of 2004. Also, working capital requirements provided cash as a result of a recent decline in commodity wood product prices as well as effective management of receivables and accounts payable. This improved management of working capital provided cash of $1.0 million whereas the prior period used cash of $50.6 million.

Capital Investments and Acquisitions
Net cash used in investing activities was $47.5 million compared to $24.5 million for the same period a year ago.  Cash use included $27.1 million for the acquisitions of businesses providing framing, plumbing and foundation services and $17.2 million for purchases of property and equipment.  Net cash used for investing activities was $23.0 million higher than the same period last year when $24.5 million was used primarily for the purchase of property, equipment, acquisitions and marketable securities.

Financing
Net cash used by financing activities was $17.8 million compared to $56.2 million provided by financing activities in the same period of 2004.  Strong operating cash flow was used to pay down debt in 2005.

Revolving Credit Facility
In June 2005, we entered into a $300 million revolving credit facility with a group of lenders.  The revolving credit facility matures in June 2010.

The revolving credit facility consists of both LIBOR and Prime based borrowings.  Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 0.75% to 2.00%, or Prime plus 0.0% to 0.75%.  As of June 30, 2005, no balance was outstanding under the revolving credit facility.

Term Notes
In June 2005, we also entered into a $75 million term note with a group of lenders.  The term note matures in June 2010 with 10% of the initial principal payable for each of the two years commencing September 2006, 20% of the initial principal payable for one year commencing September 2008 and the remaining principal balance due June 2010.  Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 0.75% to 2.00%, or Prime plus 0.0% to 0.75%.  As of June 30, 2005, $75 million was outstanding under this term note.

In August 2003, we entered into a $125 million term note with a group of lenders.  The term note matures in June 2010 and is payable in quarterly installments for the first six years in amounts equal to 1% of the initial principal amount per year and equal quarterly installments for the remaining principal balance during year seven.  The term note was amended in March 2005 to reduce interest rates by 0.75% and in June 2005 to reduce interest rates another 0.25%.  The interest rate for the term note is LIBOR plus 1.75%.  As of June 30, 2005, $122.5 million was outstanding under this term note.

Other
Other long-term debt consists of term notes, equipment notes and capital leases for equipment.  Interest rates are various and dates of maturity are through April 2010.

Expansion of Credit Facility, Covenants and Maturities
The revolving credit facility or term notes may be increased an aggregate amount of up to $150 million.  The revolving credit facility and term notes are collateralized by all tangible and intangible property, except assets of the captive insurance subsidiary.  The revolving credit facility and term notes contain covenants and conditions requiring the maintenance of certain financial ratios.  At June 30, 2005, we were in compliance with these covenants and conditions.

The scheduled principal payments of debt are $1.5 million in 2005, $7.9 million in 2006, $9.2 million in 2007, $12.9 million in 2008, $77.1 million in 2009 and $93.8 million thereafter.

Hedging Activities
Derivative and hedging activities are recorded on the balance sheet at their fair values.  In June 2004, we entered into interest rate swap contracts that effectively convert a portion of the floating rate borrowings of the $122.5 million term note to a fixed interest rate through June 2009, thus reducing the impact of increases in interest rates on future interest expense.  Approximately 82% of the outstanding floating rate borrowings of the term note as of June 30, 2005 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges.  As a result, the interest rate on $100 million of the $122.5 million floating rate borrowings outstanding at June 30, 2005 was fixed at an average rate of 6.14%.  After giving effect to the interest rate swap contracts, total borrowings are 52% fixed and 48% floating.

The fair value of derivative instruments is based on pricing models using current market rates.  The fair value of the interest rate swap contracts was a long-term liability of $1.4 million as of June 30, 2005.  The effective portion was recorded in accumulated other comprehensive loss, net, a separate component of shareholders’ equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings.  A corresponding deferred tax asset of $0.5 million was also recorded in accumulated other comprehensive loss, net for the income tax related to the estimated fair value of the interest rate swap contracts.  The ineffective portion of the change in the value of the interest rate swap contracts is immediately recognized as a component of interest expense.  Hedge ineffectiveness for the period ended June 30, 2005 was not significant.  Management may choose not to swap floating debt to a fixed rate or may terminate a previously executed swap if the floating rate positions are more beneficial.

Equity
In the third quarter of 1998, a shelf registration was filed with the Securities and Exchange Commission to register two million common shares.  We may issue these shares in connection with future business combinations, mergers or acquisitions.  Shares issued from this registration for a portion of the purchase price for acquisitions include common shares of 16,836 for BBP Companies, 15,059 for WBC Mid-Atlantic, 70,053 for WBC Construction and 34,364 for KBI Norcal (see Note 5).

At the annual meeting of shareholders on May 3, 2005, our shareholders voted to increase the number of authorized common shares to 50 million from 20 million.  These additional shares may be issued for reasons including but not limited to stock splits, financing acquisitions, establishing strategic relationships with corporate partners and providing equity incentives.

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

Certain statements made in this Form 10-Q and other written or oral statements made by or on behalf of us may constitute forward-looking statements within the meaning of federal securities laws.  Statements that are not historical or current facts, including statements about our expectations, anticipated financial results and future business prospects are forward-looking statements within the meaning of these laws.  While these statements represent our current judgment on what the future may hold and we believe these judgments are reasonable, these statements involve risks and uncertainties that are important factors that could cause our actual results to differ materially from those in forward-looking statements.  These factors include, but are not limited to the risks and uncertainties cited in the above paragraph and more fully described in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004.  Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date of this Form 10-Q.  We undertake no obligation to update forward-looking statements.

Critical Accounting Estimates
Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  These estimates and assumptions include critical accounting estimates which are defined by the Securities and Exchange Commission as those that are most important to the portrayal of our financial condition, results of operations or cash flows.  These estimates require management's subjective and complex judgments often as a result of the need to estimate matters that are inherently uncertain.  We review the development, selection and disclosure of these estimates with our Audit Committee.  For us, these critical accounting estimates are: revenue recognition for construction services, estimated losses on uncompleted contracts and changes in contract estimates, goodwill and insurance deductible reserves.  Management believes the estimates utilized are reasonable under the circumstances, however actual results could differ from these estimates and may require adjustment in future periods.  There have been no significant changes during the six months ended June 30, 2005 to the critical accounting estimates disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Prices of commodity wood products, which are subject to significant volatility, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time.  We do not use derivative financial instruments to hedge commodity wood product prices.

Changes in interest expense occur when market interest rates change.  Changes in the carrying amount of debt could also increase interest rate risks.  Interest rate swap contracts are currently utilized to hedge interest rate risks.  Approximately 82% of the outstanding floating rate borrowings of the $122.5 million term note as of June 30, 2005 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges.  After giving effect to the interest rate swap contracts, total borrowings are 52% fixed and 48% floating.  Based on debt outstanding as of June 30, 2005, a 0.25% increase in interest rates would result in approximately $0.2 million of additional interest expense annually.

Item 4 - Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

We are involved in litigation and other legal matters arising in the normal course of business.  In the opinion of management, the recovery or liability, if any, under any of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

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

Ratification of Independent Registered Public Accounting Firm
Our shareholders ratified the selection of KPMG LLP as our independent registered public accounting firm at the annual meeting and votes were cast as follows:

For	Withheld	Abstain	Not Voted
11,724,765	63,058	15,140	10

Item 5 - Other Information

None.

Item 6 - Exhibits

(a)	Exhibits

Number	Description

10.1
Amended and Restated Credit Agreement among Building Materials Holding Corporation, BMC West Corporation and other Subsidiary Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Co-Lead Arranger, Sole Book Runner and L/C Issuer, and Suntrust Bank as Co-Lead Arranger and Syndication Agent and the other financial institutions party hereto.  Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 6, 2005.

10.43.1	Incentive and Performance Compensation Pursuant to 2005 Financial Performance.

10.45
Second Amendment to the Employment Agreement between Robert E. Mellor and Building Materials Holding Corporation as of June 16, 2005.  Incorporated by reference to Exhibit 10.45 to the Form 8-K filed on June 20, 2005.

10.46
First Amendment to the Severance Plan for Certain Executive Officers, Senior Management and Key Employees of Building Materials Holding Corporation, effective as of June 16, 2005.  Incorporated by reference to Exhibit 10.46 to the Form 8-K filed on June 20, 2005.

11.0	Statement regarding computation of earnings per share (see Note 2)

31.1	Section 302 Certification

31.2	Section 302 Certification

32.0	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDING MATERIALS HOLDING CORPORATION
Date: August 3, 2005	/s/ Robert E. Mellor
Robert E. Mellor Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Date: August 3, 2005	/s/ William M. Smartt
William M. Smartt Senior Vice President and Chief Financial Officer (Principal Financial Officer)