Form 10-Q
period 2005-09-30
BUILDING MATERIALS HOLDING CORP
filed 2005-11-03
CIK 1046356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock as of October 28, 2005 was 14,366,717.

BUILDING MATERIALS HOLDING CORPORATION

FORM 10-Q

For the Period Ended September 30, 2005

Index

Item 1 - Financial Statements

Building Materials Holding Corporation
Consolidated Statements of Income
(thousands, except per share data)
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Sales
Building products	$360,202	$335,837	$997,717	$902,450
Construction services	459,626	255,643	1,096,560	649,266
Total sales	819,828	591,480	2,094,277	1,551,716

Costs and operating expenses
Cost of goods sold
Building products	261,384	255,509	730,811	685,900
Construction services	371,963	217,166	889,336	558,772
Impairment of assets	―	―	463	1,273
Selling, general and administrative expenses	112,084	85,284	299,426	235,543
Other income, net	(1,423)	(1,559)	(2,779)	(1,976)
Total costs and operating expenses	744,008	556,400	1,917,257	1,479,512

Income from operations	75,820	35,080	177,020	72,204

Interest expense	3,629	4,273	10,177	10,184

Income before income taxes and minority interests	72,191	30,807	166,843	62,020

Income taxes	25,474	11,815	58,855	22,763

Minority interests income	(5,153)	(896)	(11,962)	(4,393)

Net income	$41,564	$18,096	$96,026	$34,864

Net income per share:
Basic	$2.94	$1.34	$6.87	$2.60
Diluted	$2.81	$1.29	$6.57	$2.53

The accompanying notes are an integral part of these consolidated financial statements.

Index

Building Materials Holding Corporation
Consolidated Balance Sheets
(thousands, except share data)
(unaudited)

	September 30	December 31		September 30	December 31
	2005	2004		2005	2004
ASSETS			LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS’ EQUITY
Cash and cash equivalents	$45,451	$19,496
Marketable securities	4,707	2,216	Accounts payable	$153,978	$77,591
Receivables, net of allowances			Accrued compensation	63,493	34,078
of $4,721 and $4,367	365,588	238,071	Insurance deductible reserves	39,401	26,639
Inventory	163,255	153,391	Other accrued liabilities	42,519	26,177
Unbilled receivables	55,448	17,196	Billings in excess of costs and estimated
Deferred income taxes	13,534	11,913	earnings	31,154	11,274
Prepaid expenses and other	4,553	7,317	Current portion of long-term debt	8,973	3,404
Total current assets	652,536	449,600	Total current liabilities	339,518	179,163

Property and equipment			Deferred income taxes	4,045	297
Land	44,821	37,036	Long-term debt	264,573	206,419
Buildings and improvements	117,849	104,667	Other long-term liabilities	28,193	23,162
Equipment	150,044	122,105	Total liabilities	636,329	409,041
Construction in progress	8,441	4,956
Accumulated depreciation	(116,385)	(104,453)	Minority interests	11,443	6,325
Marketable securities	22,330	16,760
Deferred loan costs	3,679	2,084	Commitments and contingent liabilities	―	―
Other long-term assets	18,925	16,281
Other intangibles, net	21,837	13,692	Shareholders’ equity
Goodwill	160,726	80,316	Common stock, $0.001 par value:
Total assets	$1,084,803	$743,044	authorized 50,000,000 shares;
			issued and outstanding 14,365,233 and
			13,852,683 shares	14	14
			Additional paid-in capital	142,799	124,594
			Unearned compensation	(3,050)	(1,383)
			Retained earnings	297,140	205,812
			Accumulated other comprehensive income (loss), net	128	(1,359)
			Total shareholders’ equity	437,031	327,678
			Total liabilities, minority interests and shareholders’ equity	$1,084,803	$743,044

The accompanying notes are an integral part of these consolidated financial statements.

Index

Building Materials Holding Corporation
Consolidated Statements of Shareholders’ Equity
(thousands)
(unaudited)

							Accumulated Other Comprehensive Income (Loss)
								Net Unrealized Gain (Loss) From
	Common Shares		Additional Paid-In	Unearned	Retained	Interest Rate Swap		Marketable
	Shares	Amount	Capital	Compensation	Earnings	Contracts		Securities	Total
Balance at December 31, 2003	13,334	$13	$115,282	$ ―	$155,715	$	―	$ ―	$271,010
Net income					34,864				34,864
Unrealized loss							(3,213)		(3,213)
Tax benefit for unrealized loss							1,269		1,269
Unrealized gain								72	72
Comprehensive income									32,992

Share options exercised	271		3,304						3,304
Tax benefit for share options exercised			978						978
Shares issued from Director Plan	17		285						285
Shares issued from Employee Plan	10		198						198
Issuance of restricted shares	75		1,622	(1,622)					―
Earned compensation expense				93					93
Cash dividends on common shares					(2,704)				(2,704)
Balance at September 30, 2004	13,707	$13	$121,669	$(1,529)	$187,875		$(1,944)	$72	$306,156

Balance at December 31, 2004	13,853	$14	$124,594	$(1,383)	$205,812		$(1,362)	$3	$327,678
Net income					96,026				96,026
Unrealized gain							2,741		2,741
Taxes for unrealized gain							(1,053)		(1,053)
Unrealized loss								(327)	(327)
Tax benefit for unrealized loss								126	126
Comprehensive income									97,513

Share options exercised	417		4,746						4,746
Tax benefit for share options exercised			8,640						8,640
Shares issued from Director Plan	7		381						381
Shares issued from Employee Plan	13		786						786
Shares issued for acquisition	17		1,000						1,000
Issuance of restricted shares	58		2,652	(2,652)					―
Earned compensation expense				985					985
Cash dividends on common shares					(4,698)				(4,698)
Balance at September 30, 2005	14,365	$14	$142,799	$(3,050)	$297,140		$326	$(198)	$437,031

The accompanying notes are an integral part of these consolidated financial statements.

Index

Building Materials Holding Corporation
Consolidated Statements of Cash Flows
(thousands)
(unaudited)

	Nine Months Ended September 30
	2005	2004
Operating Activities
Net income	$96,026	$34,864
Items in net income not using (providing) cash:
Minority interests income	11,962	4,393
Impairment of assets	463	1,273
Depreciation and amortization	18,872	17,239
Gain on sale of assets, net	(12)	(3)
Deferred income taxes	(1,924)	(8,295)
Tax benefit of share options exercised	8,640	978
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	(43,988)	(76,475)
Inventory	(9,880)	(49,163)
Unbilled receivables	(14,043)	(10,633)
Prepaid expenses and other current assets	5,388	2,655
Accounts payable	19,720	28,885
Accrued compensation	22,779	18,939
Insurance deductible reserves	9,669	15,427
Other accrued liabilities	4,795	11,844
Billings in excess of costs and estimated earnings	4,486	6,210
Other long-term assets and liabilities	4,889	2,868
Other, net	3,924	(999)
Cash flows provided by operating activities	141,766	7

Investing Activities
Purchases of property and equipment	(32,219)	(22,909)
Acquisitions and investments in businesses, net of cash acquired	(138,443)	(20,927)
Proceeds from dispositions of property and equipment	639	11,468
Purchases of marketable securities	(8,458)	(13,468)
Other, net	822	(860)
Cash flows used by investing activities	(177,659)	(46,696)

Financing Activities
Net (payments) borrowings under revolving credit facility	(21,900)	47,725
Borrowings under term note	75,000	―
Principal payments on term note	(939)	(938)
Net payments on other notes payable	(4,376)	(645)
Increase in book overdrafts	18,073	4,302
Share options exercised	4,746	3,304
Dividends paid	(3,652)	(2,408)
Deferred financing costs	(2,266)	(175)
Other, net	(2,838)	(426)
Cash flows provided by financing activities	61,848	50,739

Increase in Cash and Cash Equivalents	25,955	4,050
Cash and cash equivalents, beginning of year	19,496	19,506
Cash and cash equivalents, end of period	$45,451	$23,556

Supplemental Disclosure of Cash Flow Information
Accrued but unpaid dividends	$2,155	$1,096
Cash paid for interest	$9,715	$9,425
Cash paid for income taxes	$46,355	$21,048

The accompanying notes are an integral part of these consolidated financial statements.

Index

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

Recent Accounting Principles
In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123, Share-Based Payment, and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  This statement requires the measurement and recognition of liabilities incurred to employees in share-based payment transactions at fair value.  Compensation cost and the related tax effects are recognized as the requisite service is rendered.  Compensation cost is based on the fair value of those shares on the grant date.  The impact of the adoption of this statement is not known or reasonably estimable.  This statement is effective for the first quarter of 2006.

Index

2. Net Income Per Share

Net income per share was determined using the following information (thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net income	$41,564	$18,096	$96,026	$34,864

Weighted average shares used to determine basic net income per share	14,143	13,525	13,986	13,429
Net effect of dilutive stock options and restricted stock (1)	663	473	636	352
Weighted average shares used to determine diluted net income per share	14,806	13,998	14,622	13,781

Net income per share:
Basic	$2.94	$1.34	$6.87	$2.60
Diluted	$2.81	$1.29	$6.57	$2.53

Cash dividends declared per share	$0.15	$0.08	$0.33	$0.20

(1)
All options to purchase shares were included in the computation of net income per diluted share for the third quarter of 2005 and 2004 as well as the nine months ended September 30, 2005.  Options to purchase shares of 30,665 for the nine months ended September 30, 2004 were not dilutive and therefore excluded from the computation of net income per diluted share.  Options categorized as not dilutive were defined on the basis of the exercise price being greater than the average market value of the common shares in the periods presented.

Index

3. Share-Based Compensation

Grants of share-based compensation are made under the 2004 Incentive and Performance Plan.  Previous share-based compensation plans as well as this plan are more fully described in Note 11 of our Annual Report.  These plans are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (APB 25).  The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, were applied to share-based employee compensation (thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net income, as reported	$41,564	$18,096	$96,026	$34,864
Add: Share-based employee compensation expense determined under APB 25, net of related tax effects	214	152	559	491
Deduct: Share-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(782)	(564)	(2,103)	(1,381)
Pro forma net income	$40,996	$17,684	$94,482	$33,974

Earnings per share:
Basic - as reported	$2.94	$1.34	$6.87	$2.60
Basic - pro forma	$2.90	$1.31	$6.76	$2.53

Diluted - as reported	$2.81	$1.29	$6.57	$2.53
Diluted - pro forma	$2.77	$1.26	$6.46	$2.47

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

Index

In the first quarter 2004, impairments of $1.3 million for the carrying amount of certain properties held for sale and in the fourth quarter 2004, $1.0 million in the carrying amount of goodwill resulting from a change in business strategy were recognized for BMC West.

5. Acquisitions and Minority Interests

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

•
In September 2005, BMC Construction acquired a concrete and plumbing services business for $84.1 million in cash.  Concrete services are provided to high-volume production homebuilders in Las Vegas and concrete and plumbing services are provided to high-volume production homebuilders in southern California.  Information required to complete the purchase price allocation is not yet available.  Final allocation of the purchase price will be completed as soon as this information is available.

•	In September 2005, BMC West acquired a truss manufacturing business in McCall, Idaho for $1.3 million in cash.

•	In June 2005, BMC Construction acquired a stucco business in Las Vegas, Nevada for $6.1 million in cash.

•	In June 2004, BMC West acquired a framing business in Denver, Colorado for $0.8 million in cash.

•	In October 2004, BMC Construction acquired a window installation business in Napa, California for $1.8 million in cash.

•	In March 2004, BMC Construction acquired a distribution facility in Tucson, Arizona for $4 million in cash.

Minority interest reflects the other owners’ proportionate share in the assets and liabilities of business ventures as of the date of purchase, adjusted by the proportionate share of post-acquisition income or loss.  As the operating results of entities with minority interest are consolidated, minority interests income represents the income or loss attributable to the other owners.

•
In January 2003, BMC Construction acquired a 60% interest in WBC Construction, LLC (WBC Construction) for $22.9 million in cash and the issuance of 70,053 common shares.  In August 2005, BMC Construction acquired an additional 20% interest for approximately $15.0 million in cash.  An additional cash payment may be required based on operating performance.  The remaining 20% interest is owned by Willard Brothers Construction, Inc. and is recognized as minority interest.  WBC Construction provides concrete block masonry and concrete services to high-volume production homebuilders

Index

in Florida.  Information required to complete the purchase price allocation is not yet available.  Final allocation of the purchase price will be completed as soon as this information is available.

•
In July 2005, BMC Construction acquired a 51% interest in BBP Companies for $8.6 million in cash and 16,836 common shares.  The remaining 49% is owned by BBP Concrete and is recognized as minority interest.  BBP Companies provide concrete services to high-volume production homebuilders in Arizona.  Information required to complete the purchase price allocation is not yet available.  Final allocation of the purchase price will be completed as soon as this information is available.

•
In April 2005, BMC Construction acquired a 60% interest in Riggs Plumbing, LLC (Riggs Plumbing) for $17.8 million in cash.  In July 2005, we acquired an additional 13% for $1.4 million in cash.  The remaining 27% is owned by Riggs & Associates, LLC and is recognized as minority interest.  Riggs Plumbing provides plumbing services to high-volume production builders in the Phoenix and Tucson markets.

•
In January 2005, BMC Construction acquired a 51% interest in RCI Construction, LLC (RCI Construction) for $4.9 million in cash.  The remaining 49% is owned by Residential Carpentry, Inc. and is recognized as minority interest.  RCI Construction provides framing services to high-volume production builders in the greater Chicago area.

•
In September 2004, our majority-owned subsidiary WBC Construction acquired a 51% interest in A-1 Building Components, LLC (A-1 Truss) for $2.3 million in cash.  The remaining 49% is owned by A-1 Roof Trusses, Ltd., Company and is recognized as minority interest.  A-1 Truss manufactures trusses in Fort Pierce, Florida.

•
In July 2002, BMC Construction acquired a 51% interest in KBI Norcal for $5.8 million in cash, $0.8 million of assumed debt and the issuance of 34,364 common shares.  The remaining 49% interest was owned by RJ Norcal, LLC and recognized as minority interest.  In July 2004, BMC Construction acquired the remaining 49% of KBI Norcal for $14.0 million in cash.  KBI Norcal provides framing services to high-volume production homebuilders in northern California.

Index

Assets and liabilities acquired in these acquisitions included (thousands):

	September 30	December 31		September 30	December 31
	2005	2004		2005	2004
Cash and cash equivalents	$1,644	$ ―	Accounts payable	$35,689	$1,265
Receivables	83,529	4,594	Accrued compensation	6,636	194
Inventory	(16)	1,987	Insurance deductible reserves	3,093	―
Unbilled receivables	24,209	―	Other accrued liabilities	11,547	1,071
Prepaid expenses and other	2,411	127	Billings in excess of costs and
			estimated earnings	15,394	―
			Current portion of long-term debt	5,605	1,131
Total current assets	111,777	6,708	Total current liabilities	77,964	3,661

Property and equipment	24,567	3,766	Deferred income taxes	4,051	―
Other long-term assets	18	528	Long-term debt	10,048	―
Other intangibles, net	11,124	5,868	Other long-term liabilities	―	1,124
Goodwill	82,276	8,483
			Minority interests	(3,382)	(2,081)
Total assets	$229,762	$25,353	Total liabilities and minority interests	$88,681	$2,704

The following summarizes pro forma results of operations assuming the 2005 acquisitions occurred at the beginning of 2004.  Due to uncertainties inherent in these assumptions, the pro forma data does not purport to be indicative of the results of operations that would have resulted had the acquisitions been consummated at the beginning of the period presented, or that may occur in the future (thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Sales - as reported	$819,828	$591,480	$2,094,277	$1,551,716
Pro forma Sales	$860,098	$717,564	$2,342,896	$1,929,967

Net income - as reported	$41,564	$18,096	$96,026	$34,864
Pro forma Net income	$42,942	$21,058	$103,976	$44,462

Net income per share:
Diluted - as reported	$2.81	$1.29	$6.57	$2.53
Pro forma Diluted	$2.90	$1.50	$7.11	$3.23

Subsequent to September 30, 2005

•
In October 2005, BMC Construction acquired a framing services business for approximately $71.9 million in cash.  Framing services are provided to high-volume production homebuilders in San Diego.  Information required to complete the purchase price allocation is not yet available.  Final allocation of the purchase price will be completed as soon as this information is available.

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

Index

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

6. Intangible Assets and Goodwill

Intangible assets represent the values assigned to customer relationships, covenants not to compete and trade names.  Intangible assets are amortized on a straight-line basis over their expected useful lives.  Customer relationships are amortized over three to seventeen years, covenants not to compete over two to five years and trade names over three years.  Intangible amortization expense was $2.5 million for the period ended September 30, 2005 and $4.2 million in 2004.  Intangible assets consist of the following (thousands):

	September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$26,387	$(7,511)	$18,876
Covenants not to compete	4,641	(1,939)	2,702
Trade names	204	(73)	131
Other	146	(18)	128
	$31,378	$(9,541)	$21,837

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$17,134	$(5,116)	$12,018
Covenants not to compete	2,919	(1,426)	1,493
Trade names	204	(23)	181
Other	500	(500)	―
	$20,757	$(7,065)	$13,692

Estimated amortization expense for intangible assets is $1.1 million for the remainder of 2005, $4.3 million for 2006, $3.7 million for 2007, $2.6 million for 2008, $2.4 million for 2009 and $7.7 million thereafter.

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

Index

Changes in the carrying amount of goodwill by business segment were as follows (thousands):

	BMC West	BMC Construction	Total
Balance at December 31, 2004	$20,063	$60,253	$80,316
Goodwill acquired	140	80,270	80,410
Balance at September 30, 2005	$20,203	$140,523	$160,726

7. Debt

Long-term debt consists of the following (thousands):

As of September 30, 2005		Stated Interest Rate	Notional Amount of Interest Rate Swaps		Effective Interest Rate
	Balance				Average for Quarter	As of September 30
Revolving credit facility	$59,300	LIBOR plus 0.75% or Prime plus 0.00%	$	―	6.46%	5.64%

Term note	75,000	LIBOR plus 0.75% or Prime plus 0.00%		―	4.25%	4.78%

Term note	122,188	LIBOR plus 1.75%		100,000	5.98%	6.08%

Other	17,058	Various		―	―	―
	273,546			$100,000

Less: Current portion	8,973
	$264,573

As of December 31, 2004		Stated Interest Rate	Notional Amount of Interest Rate Swaps		Effective Interest Rate
	Balance				Average for Year	As of December 31
Revolving credit facility	$81,200	LIBOR plus 1.75% or Prime plus 0.50%	$	―	4.88%	5.25%

Term note	123,125	LIBOR plus 2.00%		100,000	5.65%	6.80%

Other	5,498	Various		―	―	―
	209,823			$100,000

Less: Current portion	3,404
	$206,419

Index

Revolving Credit Facility
In June 2005, we entered into an amended $300 million revolving credit facility with a group of lenders.  The revolving credit facility matures in June 2010.  The revolving credit facility consists of both LIBOR and Prime based borrowings.  Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 0.75% to 2.00%, or Prime plus 0.0% to 0.75%.  As of September 30, 2005, $59.3 million was outstanding under the revolving credit facility.

Term Notes
In June 2005, we also entered into a $75 million term note with a group of lenders.  The term note matures in June 2010 with 10% of the initial principal payable for each of the two years commencing September 2006, 20% of the initial principal payable for one year commencing September 2008 and the remaining principal balance due June 2010.  Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 0.75% to 2.00%, or Prime plus 0.0% to 0.75%.  As of September 30, 2005, $75 million was outstanding under this term note.

In August 2003, we entered into a $125 million term note with a group of lenders.  The term note matures in June 2010 and is payable in quarterly installments for the first six years in amounts equal to 1% of the initial principal amount per year and equal quarterly installments for the remaining principal balance during year seven.  The term note was amended in March 2005 to reduce interest rates by 0.75% and in June 2005 to reduce interest rates another 0.25%.  The interest rate for the term note is LIBOR plus 1.75%.  As of September 30, 2005, $122.2 million was outstanding under this term note.

Other
Other long-term debt of $17.1 million consists of term notes, equipment notes and capital leases for equipment.  Interest rates vary and dates of maturity are through April 2010.

Expansion of Credit Facility, Covenants and Maturities
The revolving credit facility or term notes may be increased an aggregate amount of up to $150 million.  The revolving credit facility and term notes are collateralized by all tangible and intangible property, except assets of the captive insurance subsidiary.  The revolving credit facility and term notes contain covenants and conditions requiring the maintenance of certain financial ratios.  At September 30, 2005, we were in compliance with these covenants and conditions.

Scheduled maturities of long-term debt are as follows (thousands):

2005	$4,010
2006	10,075
2007	13,642
2008	13,843
2009	77,780
Thereafter	154,196
$273,546

As of September 30, 2005 and December 31, 2004 there were $52 million and $41.2 million, respectively of letters of credit outstanding that guaranteed performance or payment to third parties.  These letters of credit reduce borrowing availability under the revolving credit facility.

Index

Hedging Activities
Derivative and hedging activities are recorded on the balance sheet at their fair values.  In June 2004, we entered into interest rate swap contracts that effectively convert a portion of the floating rate borrowings of the $122.2 million term note to a fixed interest rate through June 2009, thus reducing the impact of increases in interest rates on future interest expense.  Approximately 82% of the outstanding floating rate borrowings of the term note as of September 30, 2005 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges.  As a result, the interest rate on $100 million of the $122.2 million floating rate borrowings outstanding at September 30, 2005 was fixed at an average rate of 6.14%.  After giving effect to the interest rate swap contracts, total borrowings were 43% fixed and 57% floating.

The fair value of derivative instruments is based on pricing models using current market rates.  The fair value of the interest rate swap contracts was a long-term asset of $0.5 million as of September 30, 2005.  The effective portion was recorded in accumulated other comprehensive income, net, a separate component of shareholders’ equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings.  A corresponding deferred tax liability of $0.2 million was also recorded in accumulated other comprehensive income, net for the income tax related to the estimated fair value of the interest rate swap contracts.  The ineffective portion of the change in the value of the interest rate swap contracts is immediately recognized as a component of interest expense.  Hedge ineffectiveness for the period ended September 30, 2005 was not significant.  Management may choose not to swap floating debt to a fixed rate or may terminate a previously executed swap if the floating rate positions are more beneficial.

8. Shareholders’ Equity

Common Shares
At the annual meeting of shareholders on May 3, 2005, our shareholders voted to increase the number of authorized common shares to 50 million from 20 million.  In the third quarter of 2005, the quarterly cash dividend was increased to $0.15 per share from $0.10 per share in the second quarter of 2005.

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

Index

10. Segment Information

The consolidated financial statements include operations from two reportable segments: BMC West and BMC Construction.  These segments represent businesses that are managed separately.  Each of these businesses requires distinct operating and marketing strategies.  Management reviews financial performance based on these operating segments.

BMC West sells building products, manufactures building components and provides construction services.  Products include structural lumber and building materials purchased from other manufacturers as well as manufactured building components including millwork, trusses and wall panels.  Construction services include framing and installation of miscellaneous building products.  Building products and construction services are sold principally to professional builders and contractors.

BMC Construction provides construction services to high-volume homebuilders.  These services include wood framing or concrete block masonry, concrete services, plumbing and other services.  Construction services include managing labor, materials and construction schedules.

The financial performance for these reporting segments is based on income from operations before interest expense, income taxes and minority interests.  These segments follow the accounting principles described in the Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2004.  Sales between segments are recognized at market prices and no single customer accounts for more than 10% of total sales.

Index

Selected financial information by segment is as follows (thousands):

	Sales			Income Before Taxes and Minority Interests
	Segment Sales	Intersegment Eliminations	Total
Three Months Ended September 30, 2005
BMC West	$418,073	$(645)	$417,428	$43,644
BMC Construction	403,013	(613)	402,400	47,118
Corporate and other	―	―	―	(14,942)
	$821,086	$(1,258)	$819,828	75,820
Interest expense				3,629
				$72,191

Three Months Ended September 30, 2004
BMC West	$379,017	$(17)	$379,000	$31,564
BMC Construction	212,667	(187)	212,480	17,941
Corporate and other	―	―	―	(14,425)
	$591,684	$(204)	$591,480	35,080
Interest expense				4,273
				$30,807

	Sales			Income Before Taxes and Minority Interests
	Segment Sales	Intersegment Eliminations	Total
Nine Months Ended September 30, 2005
BMC West	$1,147,122	$(1,122)	$1,146,000	$113,549
BMC Construction	949,162	(885)	948,277	112,406
Corporate and other	―	―	―	(48,935)
	$2,096,284	$(2,007)	$2,094,277	177,020
Interest expense				10,177
				$166,843

Nine Months Ended September 30, 2004
BMC West	$1,015,327	$(1,127)	$1,014,200	$72,129
BMC Construction	537,744	(228)	537,516	38,008
Corporate and other	―	―	―	(37,933)
	$1,553,071	$(1,355)	$1,551,716	72,204
Interest expense				10,184
				$62,020

Index

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Overview

BMHC, a Fortune 1000 company, is one of the largest providers of residential construction services and building materials in the United States.  We serve the homebuilding industry through two subsidiaries: BMC West distributes building materials and manufactures building components for professional builders and contractors in the western and southern states; BMC Construction provides construction services to high-volume production homebuilders in key growth markets across the country.

Construction activity in the residential homebuilding industry continued to be robust during both the third quarter and year to date.  The U.S. Department of Commerce reported single-family housing starts in September were at an annual rate of 1.7 million units, which was 12% above September 2004.  Interest rates have remained favorable, encouraging new home ownership and job growth has also been positive.  However, consumer confidence has recently fallen and concerns exist over rising interest rates, the reduced affordability of homes due to rapid price increases and the possibility that home construction may be slowing in the coming months.

Within the homebuilding industry, we are experiencing strong growth in all of our major markets.  Building permit activity and housing start data in our markets compare favorably to the prior year and to national data.  We have continued to expand our market share through acquisitions and have broadened our service offerings at existing operations.  At our building materials distribution operations, we continue to grow our market share in all of the regional markets we serve.  Should market conditions remain favorable, we expect our operating results will continue their positive trends through the end of this year.

Recent BMC Construction acquisitions of businesses providing construction services to high-volume production homebuilders include the following:

•	A framing services business in San Diego (October 2005)
•	A concrete services business in Las Vegas and concrete and plumbing services in southern California (September 2005)
•	A stucco business in Las Vegas (June 2005)
•	BBP Companies - a 51% interest in a concrete services business in Arizona (July 2005)
•	Riggs Plumbing - a 73% interest in a plumbing services business in Phoenix and Tucson (60% acquired in April 2005 and 13% in July 2005)
•	RCI Construction - a 51% interest in a framing services business in Chicago (January 2005)

We evaluate our results of operations including and excluding acquisitions.  We believe a presentation of sales and income from operations excluding recent acquisitions enhances an understanding of the acquisitions as well as comparable operations for the respective periods.  In the discussion of the three and nine months ended September 30, 2005 and 2004, a reconciliation of sales and income from operations before recent acquisitions has been provided.

Index

Results of Operations

The following table and subsequent discussion should be read in conjunction with the consolidated financial statements and the related notes in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2004.  The table sets forth the amounts and percentage relationship to sales of certain costs, expenses and income items (millions):

	Three Months Ended September 30				Nine Months Ended September 30
	2005		2004		2005		2004
Sales
Building products	$360.2	43.9%	$335.8	56.8%	$997.7	47.6%	$902.4	58.2%
Construction services	459.6	56.1	255.7	43.2	1,096.6	52.4	649.3	41.8
Total sales	819.8		591.5		2,094.3		1,551.7

Costs and operating expenses
Cost of goods sold
Building products	261.4	72.6	255.5	76.1	730.8	73.2	685.9	76.0
Construction services	371.9	80.9	217.2	84.9	889.3	81.1	558.8	86.1
Impairment of assets	―	―	―	―	0.5	―	1.3	0.1
Selling, general and administrative expenses	112.1	13.7	85.3	14.4	299.4	14.3	235.5	15.2
Other income, net	(1.4)	(0.2)	(1.6)	(0.3)	(2.7)	(0.1)	(2.0)	(0.1)
Total costs and operating expenses	744.0	90.8	556.4	94.1	1,917.3	91.5	1,479.5	95.3

Income from operations	75.8	9.2	35.1	5.9	177.0	8.5	72.2	4.7

Interest expense	3.6	0.4	4.3	0.7	10.2	0.5	10.2	0.7
Income before income taxes and minority interests	72.2	8.8	30.8	5.2	166.8	8.0	62.0	4.0
Income taxes	25.4	3.1	11.8	2.0	58.8	2.8	22.7	1.5
Minority interests income	(5.2)	(0.6)	(0.9)	(0.1)	(12.0)	(0.6)	(4.4)	(0.3)
Net income	$41.6	5.1	$18.1	3.1	$96.0	4.6	$34.9	2.2

THIRD QUARTER OF 2005 COMPARED TO THE THIRD QUARTER OF 2004

Consolidated Financial Results
Selected financial results are as follows (millions):

	Three Months Ended September 30
	2005	2004	Change
Sales
Building products	$360.2	$335.8	$24.4	7.3%
Construction services	459.6	255.7	203.9	79.7
	$819.8	$591.5	$228.3	38.6

Income from operations	$75.8	$35.1	$40.7	116.0

Sales increased 39% to $820 million compared to $592 million in the same quarter a year ago primarily due to the growth in construction services.  The acquisition of construction service businesses not included in the same quarter of 2004 accounted for approximately half of the overall sales increase with the other half attributable to robust homebuilding activity across our major markets.  Building permits and housing starts were higher in most of our markets relative to last year.  Our growth strategy is to provide construction services and building products to high-volume homebuilders in strong markets.  Accordingly, the increase in sales is reflective of our service offerings in the markets of Las Vegas, Phoenix, California and Florida.

Index

Income from operations increased to $76 million from $35 million in the same quarter a year ago.  Acquisitions not present in the same quarter of 2004 accounted for 29% of the improvement.  Primarily responsible for the increase was a 2.6% improvement in gross margins from construction services.  Construction service margins improved because of the value assigned to these services in strong homebuilding markets.  Selling, general and administrative expenses improved to 13.7% of sales compared to 14.4% in the same quarter a year ago principally due to leveraging of these expenses at our building products operations.

BMC West
Selected financial results are as follows (millions):

	Three Months Ended September 30
	2005	2004	Change

Sales	$417.4	$379.0	$38.4	10.1%

Income from operations	$43.6	$31.6	$12.0	38.0

Sales of $417 million were 10% higher than the same quarter of 2004.  Despite a decline in commodity wood product prices, sales growth was favorable in most all of our markets as homebuilding activity remained robust.  In particular, our Northwest, Intermountain and Texas regions reported strong increases in sales compared to the same quarter a year ago.  Building permits in our markets were also higher than last year and outpaced national data.  The expansion of our construction service offerings also contributed to the growth in sales.

Income from operations increased 38% to $44 million compared to $32 million in the same quarter a year ago.  The improvement in gross margins was principally responsible for the increase.  Despite a decline in commodity wood product prices, gross margins increased 2.8% as inventory was effectively managed.  Selling, general and administrative expenses were up $7.5 million, however these expenses were 15.5% of sales compared to 15.1% in the same quarter a year ago.

BMC Construction
Selected financial results are as follows (millions):

	Three Months Ended September 30
	2005	2004	Change

Sales	$402.4	$212.5	$189.9	89.4%
Less: Acquisitions	(116.8)	―	(116.8)	―
	$285.6	$212.5	$73.1	34.4

Income from operations	$47.1	$17.9	$29.2	163.1
Less: Acquisitions	(11.7)	―	(11.7)	―
	$35.4	$17.9	$17.5	97.8

Sales increased 89% to $402 million compared to $213 million in the same quarter of last year.  Acquisitions not present in the same quarter of last year represented more than 60% of this growth.  Additionally, the breadth of our construction service offerings in attractive housing markets enhanced our sales.  In particular, home construction activity was strong in Las Vegas, Phoenix, Florida and California.

Index

Income from operations was $47 million, up significantly from $18 million in the same quarter of 2004.  Gross margins improved due to the value assigned to our construction services in strong homebuilding markets, most notably in Las Vegas and Phoenix.  Additionally, continued improvement in the management of construction contracts at our Florida and California operations as well as the impact of recent acquisitions not present in the same quarter of 2004 contributed to the increase.  Selling, general and administrative expenses were up $17.9 million and were 7.8% of sales compared to 6.4% in the same quarter a year ago.  The increase in these expenses as a percent of sales was primarily due to compensation expense including those related to improved operating performance.

Corporate and Other
Selected financial results are as follows (millions):

	Three Months Ended September 30
	2005	2004	Change

Corporate and other expenses	$14.9	$14.4	$0.5	3.5%

Corporate operating expenses include administrative costs to support operations at our BMC West and BMC Construction business segments.  These expenses were $0.5 million higher, however they improved to 1.8% of sales compared to 2.4% in the same quarter of 2004 due to lower than expected insurance costs.

NINE MONTHS OF 2005 COMPARED TO THE NINE MONTHS OF 2004

Consolidated Financial Results
Selected financial results are as follows (millions):

	Nine Months Ended September 30
	2005	2004	Change
Sales
Building products	$997.7	$902.4	$95.3	10.6%
Construction services	1,096.6	649.3	447.3	68.9
	$2,094.3	$1,551.7	$542.6	35.0

Income from operations	$177.0	$72.2	$104.8	145.2

Sales increased 35% to approximately $2.1 billion compared to $1.6 billion in the same period a year ago.  Homebuilding demand in our markets remained strong during the period.  Sales increased in all of our markets and were supplemented by recent acquisitions that reflect our growth strategy of providing construction services to high-volume homebuilders.  Acquisitions not present in the prior period were responsible for approximately 40% of the increase in sales.

Income from operations increased to $177 million from $72 million for the same period in 2004.  Consistent with our quarterly results, the improvement was due to a 2.8% improvement in gross margins from construction services and the value assigned to these services in strong homebuilding markets.  Selling, general and administrative expenses improved to 14.3% of sales compared to 15.2% in the prior period due to leveraging these expenses at our building products operations.

Index

BMC West
Selected financial results are as follows (millions):

	Nine Months Ended September 30
	2005	2004	Change

Sales	$1,146.0	$1,014.2	$131.8	13.0%

Income from operations	$113.5	$72.1	$41.4	57.4

Sales of approximately $1.1 billion were 13% higher than the same period in 2004.  Homebuilding activity remained robust in our markets for the period as building permits were above prior year and ahead of national data.  In particular, our Northwest, Intermountain and Texas regions reported strong increases in sales compared to the same period a year ago.  Consistent with the quarter, our strategy to expand construction services also contributed to the growth in sales.

Income from operations was $114 million compared to $72 million in the same period a year ago primarily due to improved gross margins.  Gross margins increased 2.3% as inventory was effectively managed despite declining commodity wood product prices.  Selling, general and administrative expenses were effectively leveraged as these expenses were 15.6% of sales compared to 16.1% for the same period a year ago.

BMC Construction
Selected financial results are as follows (millions):

	Nine Months Ended September 30
	2005	2004	Change

Sales	$948.3	$537.5	$410.8	76.4%
Less: Acquisitions	(193.8)	―	(193.8)	―
	$754.5	$537.5	$217.0	40.4

Income from operations	$112.4	$38.0	$74.4	195.8
Less: Acquisitions	(16.2)	―	(16.2)	―
	$96.2	$38.0	$58.2	153.2

Sales increased 76% to $948 million compared to $538 million the same period a year ago.  The significant increase was due to growth of our construction services, particularly in Las Vegas, Phoenix, Florida and California as well as acquisitions.  Acquisitions not included in the same period a year ago represented about half of the increase.

Income from operations was $112 million, up significantly from $38 million for the same period in 2004.  Consistent with trends this year, gross margins improved due to the value of our construction services in strong homebuilding markets and continued improvement in the management of construction contracts.  The impact of recent acquisitions not present in the same period a year ago also contributed to the increase.  Selling, general and administrative expenses were up $34.8 million and were 7.4% of sales compared to 6.5% for the same period a year ago.  The increase in these expenses as a percent of sales was primarily due to compensation expenses including those related to improved operating performance.

Index

Corporate and Other
Selected financial results are as follows (millions):

	Nine Months Ended September 30
	2005	2004	Change

Corporate and other expenses	$48.9	$37.9	$11.0	29.0%

Corporate operating expenses include administrative costs to support operations at our BMC West and BMC Construction business segments.  These expenses were $11 million higher principally due to expenses for professional services for increased regulatory compliance and compensation expenses from improved operating performance.  However these expenses were consistent as a percent of sales compared to the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our primary need for capital resources is to fund working capital and acquisitions as well as finance capital expenditures.  Capital resources have primarily consisted of cash flows from operations and additional debt.  For the nine months ended September 30, 2005, cash was provided by operations and borrowed to fund acquisitions and purchase property and equipment.

Operations
Cash provided by operating activities was $141.8 million compared to insignificant cash provided by operations in the same period of 2004.  Strong home construction activity in our markets and our strategy to increase construction services resulted in higher net income, providing $61.2 million of additional operating cash flow over the same period of 2004.  Also, working capital requirements were lower than the prior period due to lower commodity wood product prices, improved inventory turns and improved days sales and payables outstanding.  This improved management of working capital resulted in cash used of $1.1 million compared to $52.3 million of cash used in the prior period.

Capital Investments and Acquisitions
Cash used in investing activities was $177.7 million compared to $46.7 million for the same period a year ago.  Cash use included $138.4 million for the acquisition and partial acquisition of businesses providing framing, concrete foundation and plumbing services and $32.2 million for purchases of property and equipment.  Net cash used for investing activities was $131 million higher than the same period last year when $46.7 million was used primarily for the purchase of property, equipment, partial acquisition of a truss manufacturing facility, acquisition of a distribution facility, windows installation business and framing business as well as the purchase of marketable securities.

Financing
Cash provided by financing activities was $61.8 million compared to $50.7 million in the same period of 2004.  Coupled with strong operating cash flows, debt was borrowed to finance acquisitions and purchases of property and equipment whereas debt was borrowed to finance working capital requirements, purchases of property and equipment and acquisitions in the same period a year ago.

Index

Revolving Credit Facility
In June 2005, we entered into an amended $300 million revolving credit facility with a group of lenders.  The revolving credit facility matures in June 2010.  The revolving credit facility consists of both LIBOR and Prime based borrowings.  Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 0.75% to 2.00%, or Prime plus 0.0% to 0.75%.  As of September 30, 2005, $59.3 million was outstanding under the revolving credit facility.

Term Notes
In June 2005, we also entered into a $75 million term note with a group of lenders.  The term note matures in June 2010 with 10% of the initial principal payable for each of the two years commencing September 2006, 20% of the initial principal payable for one year commencing September 2008 and the remaining principal balance due June 2010.  Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 0.75% to 2.00%, or Prime plus 0.0% to 0.75%.  As of September 30, 2005, $75 million was outstanding under this term note.

In August 2003, we entered into a $125 million term note with a group of lenders.  The term note matures in June 2010 and is payable in quarterly installments for the first six years in amounts equal to 1% of the initial principal amount per year and equal quarterly installments for the remaining principal balance during year seven.  The term note was amended in March 2005 to reduce interest rates by 0.75% and in June 2005 to reduce interest rates another 0.25%.  The interest rate for the term note is LIBOR plus 1.75%.  As of September 30, 2005, $122.2 million was outstanding under this term note.

Other
Other long-term debt of $17.1 million consists of term notes, equipment notes and capital leases for equipment.  Interest rates vary and dates of maturity are through April 2010.

Expansion of Credit Facility, Covenants and Maturities
The revolving credit facility or term notes may be increased an aggregate amount of up to $150 million.  The revolving credit facility and term notes are collateralized by all tangible and intangible property, except assets of the captive insurance subsidiary.  The revolving credit facility and term notes contain covenants and conditions requiring the maintenance of certain financial ratios.  At September 30, 2005, we were in compliance with these covenants and conditions.

The scheduled principal payments of debt are $4.0 million in 2005, $10.1 million in 2006, $13.6 million in 2007, $13.8 million in 2008, $77.8 million in 2009 and $154.2 million thereafter.

Hedging Activities
Derivative and hedging activities are recorded on the balance sheet at their fair values.  In June 2004, we entered into interest rate swap contracts that effectively convert a portion of the floating rate borrowings of the $122.2 million term note to a fixed interest rate through June 2009, thus reducing the impact of increases in interest rates on future interest expense.  Approximately 82% of the outstanding floating rate borrowings of the term note as of September 30, 2005 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges.  As a result, the interest rate on $100 million of the $122.2 million floating rate borrowings outstanding at September 30, 2005 was fixed at an average rate of 6.14%.  After giving effect to the interest rate swap contracts, total borrowings were 43% fixed and 57% floating.

Index

The fair value of derivative instruments is based on pricing models using current market rates.  The fair value of the interest rate swap contracts was a long-term asset of $0.5 million as of September 30, 2005.  The effective portion was recorded in accumulated other comprehensive income, net, a separate component of shareholders’ equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings.  A corresponding deferred tax liability of $0.2 million was also recorded in accumulated other comprehensive income, net for the income tax related to the estimated fair value of the interest rate swap contracts.  The ineffective portion of the change in the value of the interest rate swap contracts is immediately recognized as a component of interest expense.  Hedge ineffectiveness for the period ended September 30, 2005 was not significant.  Management may choose not to swap floating debt to a fixed rate or may terminate a previously executed swap if the floating rate positions are more beneficial.

Equity
In the third quarter of 1998, a shelf registration was filed with the Securities and Exchange Commission to register two million common shares.  We may issue these shares in connection with future business acquisitions, combinations or mergers.  Shares have been issued from this registration statement for a portion of the purchase price for acquisitions.  There are approximately 1.8 million shares remaining and available under this shelf registration.

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

Business Risks and Forward-Looking Statements
There are a number of business risks and uncertainties that affect our operations and therefore could cause future results to differ from past performance or expected results.  Additional information regarding business risks and uncertainties is contained in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004.  These risks and uncertainties may include, but are not limited to:

•	demand for homebuilding which is influenced by changes in the overall condition of the U.S. economy, including job formation, interest rates, consumer confidence and other important factors;
•	fluctuations in our costs and availability of sourcing channels for commodity wood products and building materials;
•	changes in the business models of our customers;
•	intense competition;
•	integration of acquired businesses may not result in anticipated cost savings and revenue synergies being fully realized or it may take longer to realize than expected;
•	our ability to identify suitable acquisition candidates;
•	availability of and ability to attract, train and retain qualified individuals;
•	unanticipated weather conditions including natural catastrophic events;

Index

•	implementation of cost structures that align with revenue growth;
•	actual and perceived vulnerabilities as a result of terrorist activities and armed conflict; and
•	numerous other matters of a local and regional scale, including those of a political, economic, business, competitive or regulatory nature.

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

Critical Accounting Estimates
Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  These estimates and assumptions include critical accounting estimates which are defined by the Securities and Exchange Commission as those that are most important to the portrayal of our financial condition, results of operations or cash flows.  These estimates require management's subjective and complex judgments often as a result of the need to estimate matters that are inherently uncertain.  We review the development, selection and disclosure of these estimates with our Audit Committee.  For us, these critical accounting estimates are:

•	revenue recognition for construction services
•	estimated losses on uncompleted contracts and changes in contract estimates
•	goodwill
•	insurance deductible reserves

Management believes the estimates utilized are reasonable under the circumstances, however actual results could differ from these estimates and may require adjustment in future periods.  There have been no significant changes during the nine months ended September 30, 2005 to the critical accounting estimates disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2004.

Index

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Prices of commodity wood products, which are subject to significant volatility, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time.  The frequency at which inventory is sold and the short-term duration of our construction contracts reduces the risk of gross margin erosion caused by rapid changes in commodity wood product prices.  We do not use derivative financial instruments to hedge commodity wood product prices.

Changes in interest expense occur when market interest rates change.  Changes in the carrying amount of debt could also increase interest rate risks.  Interest rate swap contracts are currently utilized to hedge interest rate risks.  Approximately 82% of the outstanding floating rate borrowings of the $122.2 million term note as of September 30, 2005 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges.  After giving effect to the interest rate swap contracts, total borrowings are 43% fixed and 57% floating.  Based on debt outstanding as of September 30, 2005, a 0.25% increase in interest rates would result in approximately $0.4 million of additional interest expense annually.

Index

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

Changes in Internal Controls Over Financial Reporting
Our disclosure controls and procedures and internal controls over financial reporting are routinely evaluated and tested for effectiveness.  These evaluations are discussed with management and the Audit Committee.  As a result of these evaluations, revisions and corrective actions are made to ensure the effectiveness of our disclosure controls and procedures and internal controls over financial reporting.  During the quarterly period covered by this report, we identified deficiencies in the design or operation of our internal controls, however revisions and corrective actions are being made to ensure the effectiveness of our disclosure controls and procedures and internal controls over financial reporting. None of these deficiencies have been considered a material weakness and there were no significant changes in the design or operation of our internal controls over financial reporting that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

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

Item 3- Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5- Other Information

None.

Item 6 - Exhibits

(a)	Exhibits

	Number	Description

	11.0	Statement regarding computation of earnings per share (see Note 2)

	31.1	Section 302 Certification

	31.2	Section 302 Certification

	32.0	Section 906 Certifications

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDING MATERIALS HOLDING CORPORATION
Date: November 1, 2005	/s/ Robert E. Mellor
Robert E. Mellor Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Date: November 1, 2005	/s/ William M. Smartt
William M. Smartt Senior Vice President and Chief Financial Officer (Principal Financial Officer)