Form 10-K
period 2005-12-31
BUILDING MATERIALS HOLDING CORP
filed 2006-02-27
CIK 1046356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

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

Common Stock ($.001 par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2005 was $864,493,013.  The market value computation excludes 1,754,794 shares of common stock held by affiliates such as directors, officers and holders of more than 5% of the shares outstanding as of June 30, 2005.

The number of shares outstanding of common stock as of February 22, 2006 was 14,458,294.

Documents Incorporated by Reference

(1)	Portions of the Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders on May 2, 2006, are incorporated by reference in Part III of this Form 10-K.

Building Materials Holding Corporation

FORM 10-K

For the Fiscal Year Ended December 31, 2005

INDEX

Introduction - Risk Factors and Forward-Looking Statements

There are a number of business risks and uncertainties that affect our operations and therefore could cause future results to differ from past financial performance or expected results and ultimately affect the trading price of our common shares.  Information regarding these risks and uncertainties is contained in Item 1A of this Form 10-K under the caption Risk Factors.

Certain statements in this Form 10-K including those related to expectations about homebuilding activity in our markets, demographic trends supporting homebuilding and anticipated sales and operating income are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical or current facts, including statements about our expectations, anticipated financial results and future business prospects are forward-looking statements.  While these statements represent our current judgment on what the future may hold and we believe these judgments are reasonable, these statements involve risks and uncertainties that are important factors that could cause our actual results to differ materially from those in forward-looking statements.  These factors include, but are not limited to the risks and uncertainties cited in Item 1A of this Form 10-K under the caption Risk Factors.  Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date of the filing of our 2005 Annual Report on Form 10-K.  We undertake no obligation to update forward-looking statements.

PART I
ITEM 1.  Business

General Overview

Building Materials Holding Corporation, a Fortune 1000 company, is one of the largest providers of residential construction services and building products in the United States with annual sales of approximately $3 billion.  We serve the homebuilding industry through two subsidiaries, BMC Construction and BMC West.  BMC Construction provides construction services to high-volume production homebuilders in key growth markets across the country.  With locations in the western and southern states, BMC West distributes building products and manufactures building components for professional builders and contractors.

As the result of a branding strategy, we changed the name of BMC Construction to SelectBuild Construction.  This change is expected to be formally announced in the first quarter of 2006.

Incorporated in the state of Delaware in 1987, Building Materials Holding Corporation trades on the NASDAQ under the ticker symbol BMHC and is headquartered in San Francisco, California.

Periodic and current reports filed with the Securities and Exchange Commission are available at our website www.bmhc.com.

Industry Overview

The residential construction services and building products industry is dependent on demand for single-family homes.  Housing demand is influenced by many factors including the overall condition of the U.S. economy, mortgage and other interest rates, consumer confidence, job formation and demographic trends as well as other factors.  The National Association of Home Builders reported single-family housing starts at a historic high of 1.7 million units in 2005 and is projecting approximately a 7% decline in housing starts in 2006 to 1.6 million units.  Although the industry remains fragmented, consolidation continues to occur among building material distributors and construction service providers.  The industry is experiencing the emergence of larger scale operations with improved financial strength, negotiating leverage and other resources.

INDEX

At BMC Construction, we offer construction services to high-volume production homebuilders.  Our services include framing, concrete, plumbing, other construction trades, managing labor and construction schedules as well as sourcing materials.  High-volume production homebuilders complete a substantial share of single-family residential construction.  These builders generally outsource framing and other construction services.

At BMC West, we distribute building materials, manufacture building components and provide construction services to professional builders and contractors.  Products include dimensional lumber, panel products and building materials purchased from manufacturers as well as manufactured building components including millwork, trusses and wall panels.  Construction services include framing and installation of miscellaneous building products.   We compete with local, regional and national building products distributors.  We serve our customers based on a regional market management approach where strategic locations offer our entire breadth of building products, manufactured building components and construction services to a market area.

Our ability to provide construction services and distribute building products is a competitive advantage to builders seeking full-service providers.  Many businesses lack the advantages we offer such as a proven reputation for providing quality construction services and building products, expertise in sourcing products and labor, sufficient working capital and administrative as well as management support.

Acquisition Strategy

Our acquisition strategy is focused on increasing our construction service offerings and manufactured building components.  The fragmented nature of the existing construction services and building products markets provides us with acquisition opportunities.  We clearly define and thoroughly analyze target markets.  In attractive markets, acquisitions are evaluated based on their anticipated performance, management depth, cultural fit, industry reputation and long-term potential customer base.  We typically enter a market by purchasing all or part of an existing business and seek to rapidly integrate our services and products to capture market share.  We assign experienced due diligence teams to review potential acquisition candidates and develop integration plans once we have agreed in principle to the general terms of an acquisition.

Over the past few years, BMC Construction acquired businesses providing construction services to high-volume production homebuilders.  Specifically, these businesses were as follows:

INDEX

2005
•	framing services in San Diego, California (October)
•	concrete services in Las Vegas, Nevada and concrete and plumbing services in southern California (September)
•	additional 20% interest in our existing business providing foundation and shell construction services in Florida (20% August 2005 and 60% January 2003)
•	51% interest in concrete services in Arizona (July)
•	73% interest in plumbing services in Phoenix and Tucson, Arizona (60% April and 13% July)
•	stucco services in Las Vegas, Nevada (June)
•	51% interest in framing services in Chicago, Illinois (January)

2004
•	remaining 49% interest in our existing framing services business in northern California (49% July 2004 and 51% July 2002)

2003
•	67.33% interest in framing services in Delaware, Maryland and Virginia (October)
•	60% interest in foundation and shell construction services in Florida (January)

In January 2006, we also completed the acquisition of two framing services businesses in northern and southern California as well as Reno, Nevada.  As part of our growth strategy, we continue to evaluate acquisition opportunities that strengthen and broaden our construction trades as well as presence in attractive markets.

At BMC West, we recently completed the acquisition of three facilities providing building materials distribution and millwork services in Houston, Texas (February 2006).  We continue to pursue other potential candidates and are also expanding our building products, manufactured building components, millwork and construction services to become a full-service provider to homebuilders.

Both of our business segments customize their respective building products and construction services mix to meet customer needs in their respective markets.  Our acquisition and expansion strategy has changed our sales mix as follows:

	2005	2004	2003
Construction Services	54%	43%	35%
Building Products	46	57	65
	100%	100%	100%

Our Customers

We build relationships with professional builders engaged in single-family residential construction.  Builders are generally repeat customers, with high-volume material and labor needs that require materials procurement, manufactured building components, construction services and on-time job-site delivery.  These services and products are not typically offered by retailers selling to do-it-yourselfers, home improvement contractors and trades people.

INDEX

BMC Construction customers are high-volume production homebuilders.  Our ability to offer multiple trades such as framing, concrete, plumbing and other construction services allows builders to focus on other aspects of their business, including land development and new home sales.  We maintain favorable relationships with our customers due to our:

•	reputation for providing quality construction services
•	multiple construction trade offerings
•	timely completion of contracts
•	competitive pricing

BMC West customers are primarily local and regional professional homebuilders and contractors.  We maintain favorable customer relationships as a result of our:

•	quality and availability of products
•	dependability, scope and quality of services
•	reliable delivery and production schedules
•	competitive pricing
•	availability of trade credit

On a consolidated basis, our largest customer accounted for 6.6% of sales in 2005, while the top five customers represented approximately 23% of consolidated sales.  At BMC Construction and BMC West, the top five customers accounted for approximately 33% and 14% of each business segment’s sales, respectively.

Focus on Service

Our focus on service is a key factor that distinguishes us from competitors.  We employ experienced, service-oriented individuals.  Our construction service skills and product knowledge enable customers to rely on our expertise for project implementation and product recommendations.  Our quality assurance efforts and initiatives limit callbacks on the services and products we provide.  Our dedication to providing superior customer service to builders allows our employees to develop consistent relationships and generate repeat and referral business.

Competition

Our construction services and products compete with similar offerings in the marketplace.  The markets in each of our business segments are fragmented and highly competitive.  Our competitors vary in size, management expertise and capabilities.

BMC Construction provides construction services to high-volume production homebuilders.  Competitors range from single-crew operations to large well-managed organizations spanning multiple markets.  Also, some high-volume production homebuilders perform their own framing and other construction services.  Our multiple trade offerings in certain markets include framing, concrete, plumbing and other construction services and allow homebuilders to secure these construction services with us.  We believe our ability to provide multiple trades such as framing, concrete and plumbing in certain markets is a competitive advantage.  We also compare favorably to competitors in some of our markets as a result of our certifications from the National Association of Home Builders which demonstrates our professional credibility, competence, business integrity and solid record of customer satisfaction.  Additionally, we are recognized in our markets for our reputation, quality and reliability of our services and products as well as capital resources.

INDEX

BMC West competes with local, regional and national building products distributors.  Builders generally select suppliers based on competitive pricing, product availability, reliable delivery, service, trade credit and knowledgeable personnel.  Our industry reputation helps us attract experienced and professional product and service personnel.  We also offer training programs to enhance product and service knowledge.  By working closely with our customers and supported by our management information systems, our business units maintain appropriate inventory and staffing levels and are well positioned to deliver quality building products.  We serve our customers based on a regional market management approach where strategic locations offer our entire breadth of building products, manufactured building components and construction services to a market area.  We believe being a full-service provider to many of our customers distinguishes us from our competition and is a competitive advantage.

Sales and Marketing

Our operations are located in many of the largest and most rapidly growing markets for single-family home construction.  Our presence is principally in the single-family home construction markets of California; Las Vegas, Nevada; Phoenix and Tucson, Arizona; Texas; the Intermountain and Northwest states as well as Florida.  Economic strength as well as historical population and migration trends have generally supported the growth of residential construction in our market areas.  According to the United States Census Bureau, housing starts have favored the southern and western regions, contributing over 70% of annual starts over the past three years.  Because of weather conditions in some of our markets, our operating results may be affected by slower construction activity during the first and fourth quarters of the year.

BMC Construction relies on the value and solid reputation of their integrated construction services model to secure and maintain national and regional relationships with high-volume production homebuilders.

BMC West attracts customers by consistently providing quality building products and dependable customer service.  Marketing consists of industry-wide brand communications along with an array of regional marketing events and activities to enhance customer relationships.

INDEX

Business Segments

The following information is presented for our BMC Construction and BMC West business segments.

Sales to external customers by services and products (thousands):

	2005	2004	2003
BMC Construction
Construction services	$1,358,333	$744,932	$408,167
Building products	35,553	8,769	―
	$1,393,886	$753,701	$408,167
BMC West
Construction services	$228,176	$159,430	$89,885
Building products	1,290,098	1,177,894	917,019
	$1,518,274	$1,337,324	$1,006,904

Total	$2,912,160	$2,091,025	$1,415,071

Selected financial information is as follows (thousands):

	Sales			Income(1) (Loss) Before Taxes and	Equity in Net Income		Depreciation
	Total	Inter- Segment	Trade	Minority Interests	of Affiliates		and Amortization	Capital(2) Expenditures	Assets
Year Ended December 31, 2005
BMC Construction	$1,395,182	$(1,296)	$1,393,886	$160,957	$	―	$12,375	$62,611	$611,067
BMC West	1,519,903	(1,629)	1,518,274	151,030		―	14,988	17,335	447,619
Corporate	―	―	―	(72,631)		―	704	―	91,839
	$2,915,085	$(2,925)	$2,912,160	239,356	$	―	$28,067	$79,946	$1,150,525
Interest Expense				14,420
				$224,936

Year Ended December 31, 2004
BMC Construction	$753,956	$(255)	$753,701	$59,689	$	―	$8,216	$14,382	$268,498
BMC West	1,338,470	(1,146)	1,337,324	96,083		―	14,599	17,036	409,160
Corporate	―	―	―	(47,664)		―	497	―	65,386
	$2,092,426	$(1,401)	$2,091,025	108,108	$	―	$23,312	$31,418	$743,044
Interest Expense				13,560
				$94,548

Year Ended December 31, 2003
BMC Construction	$408,929	$(762)	$408,167	$18,954		$1,431	$4,410	$5,555	$187,479
BMC West	1,007,373	(469)	1,006,904	54,826		―	15,315	12,121	390,764
Corporate	―	―	―	(33,351)		―	1,060	―	25,956
	$1,416,302	$(1,231)	$1,415,071	40,429		$1,431	$20,785	$17,676	$604,199
Interest Expense				9,279
				$31,150

(1)
In 2005, impairments of $1.3 million were recognized for goodwill and certain customer relationships for BMC Construction.  During 2004, impairments of $1.3 million for the carrying amount of certain properties held for sale and $1.0 million in the carrying amount of goodwill resulting from a change in business strategy were recognized for BMC West.  As a result of changes in a specific market, an impairment of $0.8 million in the carrying amount of certain customer relationships was recognized for BMC Construction in 2003.

(2)	Property and equipment from acquisitions are included as capital expenditures.

INDEX

Operating Strategy

Our business units operate in specific markets and are organized under our business segments, BMC Construction and BMC West.  Each regional manager has substantial autonomy and responsibility to address customer needs specific to their markets.  The reputation of a construction services provider or building products distributor is often determined locally, where service, product suitability and knowledgeable customer service are critical.  Managers are responsible for optimizing business activities in their markets, including the efficient use of personnel, assessing and maintaining working capital and construction labor requirements, identifying potential customers and developing appropriate service and product offerings.  Incentive compensation is based on successful growth and financial returns tied to specific market areas and regions. We focus on improving efficiency and productivity at our business units while giving special attention and support to units that are not meeting strategic objectives.  When a business unit fails to meet performance criteria, alternatives include adjusting the mix of products and services, restructuring management, consolidation or liquidation.

Purchasing

We purchase building products from numerous manufacturers and suppliers.  In 2005, our largest supplier accounted for approximately 9.6% of purchases.  Because commodity wood products are available from several manufacturers and suppliers, we believe the loss of any single supplier would not have a material adverse effect on our financial position, results of operations or cash flows.

In order to meet market specific needs and maintain appropriate inventory levels, purchasing decisions are made at the business unit level.  Large volume purchases are made under company-wide guidelines.  In addition, we participate in volume rebate programs with our suppliers.

The prices of commodity wood products, concrete, steel and other building products are volatile and may adversely impact financial condition and results of operations when prices rapidly rise or fall.  Our information systems allow business unit managers to closely monitor sales and inventory.  With this supply and demand information, we generally avoid overstocking commodity wood products.  As a result, we turn our commodity wood product inventory on average 12 to 13 times per year.  Such rapid inventory turnover limits our potential exposure to inventory loss from commodity price fluctuations.

Management Information Systems

We are standardizing software and infrastructure platforms that support the information needs of our organization.  Our standardization effort includes job cost and construction information, estimating, inventory management, reporting, project scheduling and human resource management.

INDEX

We have developed a project methodology that allows us to efficiently deploy these information systems to our business units and acquisitions.  Most acquisitions are on-line with our corporate infrastructure within 30 days of acquisition, enabling access to our network capabilities.

Our job cost and construction information systems are operating in approximately 80% of our BMC Construction business units with full deployment scheduled by 2007.  We expect our inventory management system to be upgraded by early 2007 and our human resources system to be completed in 2006.  We continue to research, recommend and implement new technology solutions to improve information for decision-making and our efficiencies.

We have also made investments in our infrastructure to improve backup capabilities for our network.  Because of our rapid growth, we are expanding our data center capabilities beyond our facility in Boise, Idaho to also include Phoenix, Arizona.  This will provide redundant services between the two centers and allow for a more seamless disaster recovery capability.  We are also moving to the next generation of wide area network technology to provide a redundant link between our locations and the data centers.  This architecture will also reduce the costs to operate our network and provide us with the capability to rapidly deploy additional bandwidth to meet accelerating business demand.

Safety and Risk Management

Due to our growth in construction services in recent years, the number of employees dedicated to our construction trades has increased.  The construction services industry incurs a higher number of accidents and subsequent costs for workers’ compensation claims than typically experienced at building materials distribution facilities.  Consequently, we have initiated several programs to enhance safety and reduce the risks encountered by our employees.  These programs include instruction and training for truck drivers, fall protection and construction safety as well as on-line training programs about compliance matters and safety hazards in the workplace.  Additionally, our managers are compensated for their effectiveness in reducing the incidence of workers compensation claims.

We maintain comprehensive insurance coverage to mitigate the potential cost of claims.  Our estimated cost for automobile, general liability and workers compensation claims is determined by actuarial methods.  Claims in excess of certain amounts are insured with third-party insurance carriers.  Reserves for claims are recognized based on the estimated costs of these claims as limited by the deductible of the applicable insurance policies.

Employees

Our success is highly dependent on the quality of our employees.  Due to competition in attracting and retaining qualified employees, we maintain competitive compensation and benefit programs to attract, motivate and retain top-performers.  We also provide extensive product knowledge, customer service and other supervisory/management training programs to achieve our goal of being both the employer and supplier of choice.

We employ approximately 21,000 people.  Specifically, BMC Construction employs 16,000 employees, while BMC West employs 5,000.  Unions represent approximately 1,000 or less than 5% of these employees.  We have not experienced any strikes or other work interruptions and have maintained generally favorable relations with our employees.

INDEX

Executive Officers

Name	Age	Position and Business Experience

Robert E. Mellor	62
Chairman of the Board, President and Chief Executive Officer
Mr. Mellor became Chairman of the Board of Directors in 2002 and has been President and Chief Executive Officer since 1997. He has been a director since 1991. He was previously Of Counsel with the law firm of Gibson, Dunn & Crutcher LLP from 1990 to 1997. He is a director for Coeur d’Alene Mines Corporation, The Ryland Group, Monro Muffler Brake and the California Chamber of Commerce. He is also on the board of councilors of Save-the-Redwoods League. He does not serve on the audit committee of any of these boards. Mr. Mellor intends to remove himself as a director from one of these boards in 2006.

William M. Smartt	63

Senior Vice President and Chief Financial Officer
Mr. Smartt has been a Senior Vice President and Chief Financial Officer since April 2004.  Prior to joining the Company, he was an independent consultant from August 2001 to March 2004.  From 1992 to 2001, he was Executive Vice President, Chief Financial and Administrative Officer of DHL Express, a leader in international air express service.  His previous experience as a Chief Financial Officer included ten years with Di Giorgio Corporation, a Fortune 500 Company, whose product lines included the distribution of building materials, prefabricated components and framing services.

Michael D. Mahre	46

Senior Vice President - Corporate Development, President and Chief Executive Officer - BMC Construction
Mr. Mahre was elected a Senior Vice President in 2003.  He was elected Vice President of Corporate Development in 2001 and Chief Executive Officer of BMC Construction in 2002.  He joined the Company in 1999 as Director of Financial Planning and Analysis. Mr. Mahre was a principal of The Cambria Group, a private equity investment firm, from 1997 to 1998.

Stanley M. Wilson	61

Senior Vice President, President and Chief Executive Officer - BMC West
Mr. Wilson was elected President and CEO of BMC West in 2004 and was appointed Senior Vice President in 2003.  He was elected Vice President in 2000 and was General Manager of the Pacific Division of BMC West from 1993 to 2003.  Mr. Wilson has been with the company since its beginning in 1987.  His previous experience includes 20 years with the building materials distribution business of Boise Cascade Corporation.

INDEX

Eric R. Beem	36

Vice President and Controller
Mr. Beem was appointed Vice President in January 2006 and Controller in April 2005.  He joined the Company as Accounting Manager in 1996.  Mr. Beem is a Certified Public Accountant and his experience includes three years with an international public accounting firm.

John D. Fa	35

Vice President, Real Estate
Mr. Fa joined the company as Vice President, Real Estate in December 2005.  He previously served from 1999 to 2005 as Associate Director for Development at Presidio Trust in San Francisco.

Mark R. Kailer	52

Vice President, Treasurer and Investor Relations
Mr. Kailer has been Vice President and Treasurer since 2003.  He joined the company in 2000 as Assistant Treasurer.  He was previously Senior Manager of Treasury Services at Circle International Group, a publicly-traded global logistics company based in San Francisco, from 1997 to 2000.

Jeffrey F. Lucchesi	52

Senior Vice President, Chief Information Officer
Mr. Lucchesi joined the company in August 2004 as Senior Vice President and Chief Information Officer. From 2000 to 2004, he was Senior Vice President of Worldwide Operations for Corio, Inc., an enterprise application service provider.  Mr. Lucchesi also served from 1994 to 2000 as Vice President and Chief Information Officer for DHL Express, a leader in international air express services.

Steven H. Pearson	58

Senior Vice President - Human Resources
Mr. Pearson has been Senior Vice President of Human Resources since 2001.  From 1987 through 2001 he served as Vice President of Human Resources.  Mr. Pearson has been with the Company since its beginning in 1987.  His previous experience also includes 18 years in the human resource function of Boise Cascade Corporation.

Paul S. Street	57

Senior Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary
Mr. Street joined the Company in 1999 as Senior Vice President, General Counsel and Corporate Secretary and has been Chief Administrative Officer since 2001.  He previously served as our outside General Counsel & Secretary while a partner of the law firm of Moffatt, Thomas, Barrett, Rock & Fields.

INDEX

ITEM 1A.  Risk Factors

Risks Related to Our Business
There are a number of business risks and uncertainties that affect our operations and therefore could cause future results to differ from past performance or expected results.  These risks or uncertainties may include, but are not limited to the following factors:

Our business is dependent on demand for single-family homes which is influenced by changes in the overall condition of the U.S. economy, including interest rates, job formation, consumer confidence and other important factors.
The residential construction services and building products industry is highly dependent on demand for single-family homes which is influenced by several factors.  These factors include economic changes nationally and locally, mortgage and other interest rates, job formation, consumer confidence, demographic trends, inflation and building permit activity as well as other factors.  The construction of new homes may also experience declines due to the availability and affordability of land in attractive metropolitan areas, shortages of qualified trades people, material shortages and regulations that impose restrictive zoning and density requirements.  All of these factors could limit demand for home construction and may adversely impact our financial condition, results of operations or cash flows.

There are risks associated with changes to our business model.
Our business model seeks the strategic growth of construction services and distribution of building products in an effort to provide a comprehensive solution to high-volume production and other homebuilders.  Providing these services and products include the risks of availability and cost of qualified labor and claims for construction defects, product liability and workers compensation as well as the timely sourcing and availability of building products.  Additionally, there is no guarantee that our efforts to offer these comprehensive solutions will continue to be accepted by the marketplace.

The integration of acquired businesses may not result in anticipated cost savings and revenue synergies being fully realized or may take longer to realize than expected.
Our growth over the past several years has been largely due to acquisitions and we intend to continue this strategy.  The integration of acquired businesses may not result in anticipated cost savings and revenue synergies being fully realized or may take longer to realize than expected.  The management and acquisition of businesses involves substantial risks including:

•	the uncertainty that an acquired business will achieve anticipated operating results;
•	significant expenses to integrate;
•	diversion of management attention;
•	departure of key personnel from the acquired business;
•	effectively managing entrepreneurial spirit and decision-making;
•	integration of different information systems;
•	managing new construction service trades;
•	unanticipated costs and exposure to unforeseen liabilities and;
•	impairment of assets.

INDEX

Our growth is dependent upon our ability to identify suitable acquisition candidates.
Our growth over the past several years has been largely due to acquisitions and we intend to continue this strategy.  Failure to identify and acquire suitable acquisition candidates could have a material adverse effect on our growth.  Also, the increasing level of consolidation occurring in the building products distribution and construction services industry may limit the availability and suitability of acquisition candidates.

Our success is dependent upon the availability of and our ability to attract, train and retain qualified individuals.
Competition for employees is especially intense in both construction services and building products distribution.  In markets with strong housing demand, we may experience shortages in qualified labor and key personnel, which may limit our ability to complete contracts as well as obtain additional contracts with builders.  Changes to immigration policies could also limit the availability of qualified labor.  We have been successful in recruiting and retaining qualified employees, however we cannot guarantee that we will continue to be successful in the future.

An inability to implement and maintain cost structures that align with revenue growth may have an adverse impact on our operating results.
When we experience slower periods of homebuilding activity, acquire new businesses or expand existing operations, we may experience inefficiencies in our cost structures.  Our evaluation and changes to fixed and variable expenses in response to declining sales may not occur in a timely manner, leading to higher costs and lower returns on sales.

Changes in the business models of customers may limit our ability to provide construction services and building products required by our customers.
As the business models of our customers evolve, our existing construction service and building product offerings may not meet the needs of certain homebuilders.  Homebuilders may decide to no longer outsource construction services.  Also, changes to housing patterns may occur, such as urban living rather than single-family suburban neighborhoods.  If we do not timely assess shifts in customer expectations, preferences and demands, our financial condition, results of operations or cash flows could be adversely affected.

Our operating results are affected by fluctuations in our costs and the availability of sourcing channels for commodity wood products, concrete, steel and other building materials.
Prices of commodity wood products, concrete, steel and other building products are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations and periodic delays in delivery.  Rapid and significant changes in product prices may affect sales as well as margins due to a limited ability to pass on short-term price changes.  We do not use derivative financial instruments to hedge commodity price changes.

Generally, our products are obtainable from various sources and in sufficient quantities.  However, we may experience shortages of building products as a result of unexpected demand or production difficulties as well as transportation limitations.  Any disruption in our sources of supply for key building products could negatively impact our financial condition, results of operations or cash flows.

INDEX

Our business is subject to intense competition.
We experience competition across all markets for our construction services and building products.  Recently, there has been increased consolidation within the building materials distribution and construction services industry.  Also, other building materials distributors, including large retail distributors focused on consumers, may more aggressively pursue our target market of professional homebuilders.  These competitive pressures may lead to decreases in sales, margin reductions and increases in operating costs and may limit acquisition opportunities.  Loss of significant market share due to competition could result in the closure of facilities.

Weather conditions, including natural catastrophic events, may cause our operating results to fluctuate each quarter.
Our first and fourth quarters historically have been, and are expected to continue to be, adversely affected by weather conditions in some of our markets, causing decreases in operating results due to slower homebuilding activity.  In addition, natural catastrophic events may cause our operating results to fluctuate.

The nature of our business exposes us to construction defect and product liability claims as well as other legal proceedings.
We are involved in construction defect and product liability claims relating to our various construction trades and the products we distribute and manufacture.  Although we believe we maintain adequate insurance, we may not be able to maintain such insurance on acceptable terms or such insurance may not provide adequate protection against potential liabilities.  Current or future claims may adversely affect our financial condition, results of operations or cash flows.

We may be adversely affected by disruptions in our information systems.
Our operations are dependent upon information for decision-making and the related information systems.  A substantial disruption in our information systems for a prolonged period could result in delays in our services and products and adversely affect our ability to complete contracts and fulfill customer demands.  Such delays, problems or costs may have an adverse effect on our financial condition, results of operations or cash flows.

Actual and perceived vulnerabilities as a result of terrorist activities and armed conflict may adversely impact consumer confidence and our business.
Instability in the economy and financial markets as a result of terrorism or war may impact consumer confidence and result in a decrease in homebuilding in our markets.  Terrorist attacks may also directly impact our ability to maintain operations and services and may have a material adverse effect on our business.

Numerous other matters of a local and regional scale, including those of a political, economic, business, competitive or regulatory nature may have an adverse impact on our business.
Many factors shape the homebuilding industry.  In addition to the factors previously cited, there are other matters of a local and regional scale, including those of a political, economic, business, competitive or regulatory nature which may have a material adverse effect on our business.

INDEX

Risks Related to Our Shares
Risks related to our shares include, however are not limited to:

Our share price may fluctuate significantly, which may make it difficult for shareholders to sell our shares when desired or at attractive prices.
The market price of our shares is subject to significant changes as a result of our operating performance and the other factors discussed above as well as perceptions and events that are beyond our control.  Price and trading volume fluctuations for our shares may be unrelated or disproportionate to our operating performance.  Additionally, our share price could fluctuate based on the expectations and performance of other publicly traded companies in the construction services and building products distribution industry.

Anti-takeover defenses in our governing documents and certain provisions under Delaware law could prevent an acquisition of our company or limit the price that investors might be willing to pay for our shares.
Our governing documents and certain provisions of Delaware law that apply to us could make it difficult for another company to acquire control of our company.  For example, we have a rights plan, commonly known as a “poison pill,” which would make it difficult for someone to acquire our company without the approval of our Board of Directors.  Also, our certificate of incorporation allows our Board of Directors to issue, at any time and without shareholder approval, preferred shares with such terms as it may determine.  These provisions and others could delay, prevent or allow our Board of Directors to resist an acquisition of our company, even if a majority of our shareholders favored the proposed transaction.

ITEM 1B.  Unresolved Staff Comments

We have no unresolved comments from the Securities and Exchange Commission.

INDEX

ITEM 2.  Properties

We lease our headquarters in San Francisco, California and our administrative service center in Boise, Idaho.  Principal properties include distribution centers for building products, millwork fabrication and distribution sites, truss manufacturing plants, sales and administrative offices.  Properties are located in growing metropolitan areas and emerging housing markets.  Substantially all of the properties for BMC Construction are leased while at BMC West approximately 63% are owned and 37% are leased.  Our properties provide adequate capacity to meet the needs of our customers and are in good operating condition.  Locations operate under the trade names BMHC, BMC Construction and BMC West, as well as other brand names or trademarks.  Properties by business segment are as follows:

BMC Construction		BMC West

Location	Number of Properties	Location	Number of Properties
Arizona	11	Arizona	1
California	17	California	7
Florida	12	Colorado	18
Illinois	1	Idaho	8
Nevada	9	Montana	8
Virginia	1	Nevada	3
		Oregon	2
		Texas	27
		Utah	7
		Washington	5

ITEM 3.  Legal Proceedings

We are involved in litigation and other legal matters arising in the normal course of business.  In the opinion of management, the recovery or liability, if any, under any of these matters will not have a material effect on our financial position, results of operations or cash flows.

ITEM 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year.

INDEX

PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the NASDAQ market under the symbol BMHC.  The high and low share prices as well as cash dividends for each period were as follows:

	2005			2004
	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared

First quarter	$49.73	$34.00	$0.08	$18.33	$14.90	$0.06
Second quarter	$72.26	$44.00	$0.10	$19.28	$15.70	$0.06
Third quarter	$97.31	$69.36	$0.15	$27.65	$16.97	$0.08
Fourth quarter	$96.22	$68.21	$0.15	$38.94	$25.62	$0.08

At the annual meeting of shareholders on May 3, 2005, our shareholders voted to increase the number of authorized common shares to 50 million from 20 million.

On February 14, 2006, our Board of Directors approved a two for one split of our outstanding common shares.  Shareholders of record as of February 28, 2006 will receive a stock dividend of one additional common share for every common share they own.  The additional shares will be distributed on March 14, 2006.

The information throughout this Form 10-K is presented as of December 31, 2005 and before the two for one split of our common shares which is effective February 28, 2006.

On February 14, 2006, our Board of Directors approved a quarterly cash dividend of $0.10 per share for common shares outstanding after the share split.  The dividend is payable on March 24, 2006 to shareholders of record.

Dividends are paid at the discretion of the Board of Directors and we expect to continue these payments.  The continuation of dividend payments (cash or shares) depends on many factors, including financial position, results of operations or cash flows.

As of February 22, 2006, there were approximately 9,858 shareholders of record and the closing price of our shares was $74.18.

INDEX

ITEM 6.  Selected Financial Data

The following selected financial data should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Item 8 - Financial Statements and Supplementary Data.  These resources provide further information to understand the comparability of selected financial data.

Selected Financial Data
(thousands, except share data)

	Year Ended December 31
	2005	2004		2003	2002		2001
Sales(1)
Construction services	$1,586,509	$904,362		$498,052	$293,063			$147,363
Building products	1,325,651	1,186,663		917,019	868,431			945,504
Total sales	$2,912,160	$2,091,025		$1,415,071	$1,161,494			$1,092,867

Income from operations(2)	$239,356	$108,108		$40,429	$39,121			$42,629

Net income(3)	$129,507	$53,910	(4)	$19,929	$7,015	(5)		$20,844

Net income per share:
Basic	$9.22	$4.00		$1.50	$0.54			$1.61
Diluted	$8.82	$3.87		$1.48	$0.53			$1.60

Annual cash dividends declared per share(6)	$0.48	$0.28		$0.21	$0.05		$	―

Working capital	$304,459	$284,173		$216,898	$170,492			$160,904
Total assets	$1,150,525	$743,044		$604,199	$503,074			$485,742
Long-term debt, net of current portion	$278,169	$206,419		$186,773	$157,375			$167,417
Shareholders’ equity	$470,061	$327,678		$271,010	$251,300			$242,894

Cash flows provided by operations	$199,280	$33,677		$12,479	$35,726			$63,687

(1)	Acquisitions provided sales of $403.9 million in 2005; $221.4 million in 2004; $155.2 million in 2003; $117.4 million in 2002 and $100.5 million in 2001.
(2)	Acquisitions provided income (loss) from operations of $31.6 million in 2005; $2.8 million in 2004; ($3.6) million in 2003; $9.8 million in 2002 and $7.7 million in 2001.
(3)	Impairments of assets net of tax were $0.8 million in 2005; $1.4 million in 2004; $0.5 million in 2003; $4.1 million in 2002 and $1.1 million in 2001.
(4)	Includes a reduction of expenses for lower than expected insurance costs of $3.8 million net of tax.
(5)	The transitional impairment analysis of goodwill resulted in an impairment of $11.7 million net of tax.
(6)
In February 2006, our Board of Directors approved a two for one split of our outstanding common shares and first quarter cash dividend. The first quarter cash dividend will be $0.10 per share after the split or $0.20 per share prior to the split of our common shares. The cash dividend was initiated in the fourth quarter of 2002.

INDEX

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes that appear in Item 8 of Form 10-K as well as the caption under this item entitled Business Risks and Forward-Looking Statements.

OVERVIEW

Homebuilding Industry

The residential construction services and building products industry experienced another strong year in 2005.  Factors that influence the demand for single-family homes such as economic conditions, mortgage interest rates, job formation and consumer confidence were generally favorable.  Consequently, the National Association of Home Builders reported an increase of 7.2% in single-family housing starts to a historic high of 1.7 million units in 2005.  The forecast for 2006 projects a decline of approximately 7% in single-family housing starts to 1.6 million units.

Our operations are located in attractive metropolitan areas that have generally outpaced U.S. averages for residential building permit activity.  With construction services and building product offerings in California; Las Vegas, Nevada; Phoenix and Tucson, Arizona; Texas; the Intermountain and Northwest states as well as Florida, we believe we are in homebuilding markets supported by positive demographic trends.  We are optimistic about the industry trends that support our business and therefore remain confident in our long-term growth.

Our Strategy

We grow our business through acquisitions as well as strategically expanding the breadth of our construction services and building products offered to professional builders and contractors.  In particular, we believe high-volume production homebuilders are seeking quality, reliable and cost effective solutions to meet their construction services needs.  In 2005, we completed several acquisitions to expand the trades offered to homebuilders.  Our services include framing, concrete, plumbing and other construction services as well as building product distribution and manufactured building components including trusses, millwork and wall panels.

Business Segments

We compete in the homebuilding industry through two business segments:  BMC Construction and BMC West.  BMC Construction offers construction services to high-volume production homebuilders through operations in key growth markets across the country.  With locations in the western and southern states, BMC West distributes building products and manufactures building components for professional builders and contractors.  These two business segments are subsidiaries of our holding company - Building Materials Holding Corporation.

As the result of a branding strategy, we changed the name of BMC Construction to SelectBuild Construction.  This change is expected to be formally announced in the first quarter of 2006.

INDEX

Acquisition History

Over the past few years, BMC Construction acquired businesses providing construction services to high-volume production homebuilders.  Specifically, these businesses were as follows:

2005
•	framing services in San Diego, California (October)
•	concrete services in Las Vegas, Nevada and concrete and plumbing services in southern California (September)
•	additional 20% interest in our existing business providing foundation and shell construction services in Florida (20% August 2005 and 60% January 2003)
•	51% interest in concrete services in Arizona (July)
•	73% interest in plumbing services in Phoenix and Tucson, Arizona (60% April and 13% July)
•	stucco services in Las Vegas, Nevada (June)
•	51% interest in framing services in Chicago, Illinois (January)

2004
•	remaining 49% interest in our existing framing services business in northern California (49% July 2004 and 51% July 2002)

2003
•	67.33% interest in framing services in Delaware, Maryland and Virginia (October)
•	60% interest in foundation and shell construction services in Florida (January)

In January 2006, we acquired framing businesses in Palm Springs, California and Reno, Nevada.  As part of our growth strategy, we continue to evaluate acquisition opportunities that strengthen and broaden our construction trades as well as presence in attractive markets.

At BMC West, we recently acquired three facilities providing building materials distribution and millwork services in Houston, Texas (February 2006).  We continue to pursue other potential candidates and are also expanding and integrating our building products, manufactured building components, millwork and construction services to become a full-service provider to homebuilders.

Performance Measurements

We measure our operating performance and financial condition based on several factors including:

● Sales	● Management of working capital
● Income from operations	● Return on investment

We evaluate our results of operations including and excluding acquisitions not present in comparable periods.  We believe this approach enhances an understanding of our acquisitions and operating results for the respective reporting periods.

INDEX

The discussion of our results of operations and financial condition provides information to assist the reader in understanding our financial statements, changes in key items in those financial statements and the primary factors that accounted for those changes.  The discussion of our consolidated financial results is followed by a more detailed review of our business segments.

RESULTS OF OPERATIONS

2005 COMPARED WITH 2004

The following table sets forth the amounts and percentage relationship to sales of certain costs, expenses and income items (millions):

	Year Ended December 31
	2005		2004
Sales
Construction services	$1,586.5	54.5%	$904.3	43.2%
Building products	1,325.7	45.5	1,186.7	56.8
Total sales	2,912.2	100.0	2,091.0	100.0

Costs and operating expenses
Cost of goods sold
Construction services	1,285.9	81.1	768.4	85.0
Building products	967.9	73.0	897.7	75.6
Total cost of goods sold	2,253.8	77.4	1,666.1	79.7
Impairment of assets	1.3	―	2.3	0.1
Selling, general and administrative expenses	420.9	14.5	317.0	15.2
Other income, net	(3.2)	(0.1)	(2.5)	(0.1)
Total costs and operating expenses	2,672.8	91.8	1,982.9	94.9
Income from operations	239.4	8.2	108.1	5.1

Net income	$129.5	4.4%	$53.9	2.6%

Earnings per diluted share	$8.82		$3.87

Consolidated Financial Results
Selected financial results are as follows (millions):

	2005	2004	$ Δ	% Δ
Sales
Construction services	$1,586	$904	$682	75%
Building products	1,326	1,187	139	12%
	$2,912	$2,091	$821	39%

Income from operations	$239	$108	$131	121%

A key element of our business strategy for the past several years entails shifting our product and service mix from commodity lumber to value added manufactured building components and construction services.  More recently, in the periods presented in this Form 10-K, we have aggressively pursued this shift in emphasis to meet the demands of the market.

INDEX

Sales increased $821 million to $2.9 billion due to an increase in construction services and the acquisition of construction services businesses.  Sales from acquisitions not present in comparable periods were $404 million or approximately half of the increase.  Strong homebuilding activity was prevalent in most of our markets, particularly the Southwest region.  Building permits and housing starts were also higher in most of our markets relative to the prior year.

Income from operations for 2005 increased 121% to $239 million from $108 million in the prior year.  Improved margins, particularly from demand for our construction services, were a key factor.  Margins as a percent of sales for construction services were up 3.9% while building products also improved 2.7% compared to the prior year.  Selling, general and administrative expenses were 14.5% of sales and improved by 70 basis points.  These expenses were lower as a percent of sales due to better leveraging of these expenses at our building products operations.

Business Segments

Sales and operating income by business segment are as follows (millions):

	2005		2004
	Sales	Income from Operations	Sales	Income from Operations
BMC Construction	$1,394	$161	$754	$60
BMC West	1,518	151	1,337	96
Corporate	―	(73)	―	(48)
	$2,912	$239	$2,091	$108

BMC Construction
Selected financial results are as follows (millions):

	2005	2004	$ Δ	% Δ
Sales	$1,394	$754	$640	85%
Less: Acquisitions	(385)	―	(385)	―
	$1,009	$754	$255	34%

Income from operations	$161	$60	$101	168%
Less: Acquisitions	(31)	―	(31)	―
	$130	$60	$70	117%

Sales increased $640 million in 2005.  Acquisitions of construction services businesses not present in the same periods represented 60% of this increase.  Home construction activity was strong in Las Vegas and Phoenix as well as most of our other markets.  In addition, housing starts in our markets compared favorably to the prior year.

INDEX

Income from operations for 2005 improved over $100 million compared to the prior year.  Margin improvement was a key factor, improving 4.6% as a percent of sales to 19.3% compared to 14.7% in the prior year.  Further market acceptance of the value of our construction services, particularly in the Las Vegas and Phoenix markets as well as improved management of contracts, most notably in our Florida operations, contributed to the improvement.  Acquisitions also contributed approximately 30% or $31 million to the increase in operating income.  Selling, general and administrative expenses specific to the business segment were $56 million higher with more than half of the increase due to acquisitions completed during the year.  As a percent of sales, these expenses were 7.7% compared to 6.8% in the prior year.

BMC West
Selected financial results are as follows (millions):

	2005	2004	$ Δ	% Δ
Sales	$1,518	$1,337	$181	14%
Less: Acquisitions	(19)	―	(19)	―
	$1,499	$1,337	$162	12%

Income from operations	$151	$96	$55	57%
Less: Acquisitions	―	―	―	―
	$151	$96	$55	57%

Sales increased $181 million in 2005 as we experienced strong housing construction across all our regions.  Building permit activity for single-family homes in our markets was up 13% and compares favorably to the U.S. average of 4%.  In particular, our Texas, Northwest and Intermountain regions reported strong increases in sales compared to a year ago.  Our continued focus on a regional business model that provides customers with expanded choices for building products and services from multiple locations also contributed to our sales growth.

Income from operations for 2005 increased $55 million due to improved margins.  Margins as a percent of sales were 2.1% higher and were 25.7% compared to 23.6% in the prior year.  Inventory was effectively managed despite fluctuations during the year in commodity wood product prices.  Selling, general and administrative expenses specific to the business segment were approximately $21 million higher than the preceding year.  However, these expenses were effectively leveraged as they represented 15.9% of sales compared to 16.5% in the prior year.

Corporate
Corporate represents expenses to support the operations of our business segments, BMC Construction and BMC West.  These costs include management, information systems, administrative functions for reporting, accounts payable and human resources, professional fees for regulatory compliance as well as incentive compensation.  These costs are not allocated to our business segments.

INDEX

Selected financial results are as follows (millions):

	2005	2004	$ Δ	% Δ
Operating expenses	$73	$48	$25	52%

Corporate and other expenses were $25 million higher in 2005 due to incentive compensation from improved operating performance, professional fees for regulatory compliance and additional personnel to support our expanding business.  These expenses were 2.5% of sales compared to 2.3% in 2004.

2004 COMPARED WITH 2003

The following table sets forth the amounts and percentage relationship to sales of certain costs, expenses and income items (millions):

	Year Ended December 31
	2004		2003
Sales
Construction services	$904.3	43.2%	$498.1	35.2%
Building products	1,186.7	56.8	917.0	64.8
Total sales	2,091.0	100.0	1,415.1	100.0

Costs and operating expenses
Cost of goods sold
Construction services	768.4	85.0	436.9	87.7
Building products	897.7	75.6	688.4	75.1
Total cost of goods sold	1,666.1	79.7	1,125.3	79.5
Impairment of assets	2.3	0.1	0.8	0.1
Selling, general and administrative expenses	317.0	15.2	250.3	17.6
Other income, net	(2.5)	(0.1)	(1.7)	(0.1)
Total costs and operating expenses	1,982.9	94.9	1,374.7	97.1
Income from operations	108.1	5.1	40.4	2.9

Net income	$53.9	2.6%	$19.9	1.4%

Earnings per diluted share	$3.87		$1.48

Consolidated Financial Results
Selected financial results are as follows (millions):

	2004	2003	$ Δ	% Δ
Sales
Construction services	$904	$498	$406	82%
Building products	1,187	917	270	29%
	$2,091	$1,415	$676	48%

Income from operations	$108	$40	$68	170%

Sales exceeded $2 billion in 2004, an increase of $676 million over the prior year.  Existing operations accounted for 67% or $455 million of the increase and acquisitions of construction services businesses not present in comparable periods represented the remaining $221 million.  Construction services continue to increase as a result of our strategy to offer more construction services and value-added building products to homebuilders.

INDEX

Income from operations for 2004 increased to $108 million from $40 million in the prior year.  Margins as a percent of sales were 20.3% and approximately the same as the prior year of 20.5%.  Margins for building products were 0.6% lower, while margins for construction services improved 2.7%. Selling, general and administrative expenses were 15.2% of sales compared to 17.7% in 2003 as a result of improved leveraging of these expenses at our building products operations and maintaining these expenses as a percent of sales at our construction services operations and corporate functions.

Business Segments

Sales and operating income by business segment are as follows (millions):

	2004		2003
	Sales	Income from Operations	Sales	Income from Operations
BMC Construction	$754	$60	$408	$19
BMC West	1,337	96	1,007	55
Corporate	―	(48)	―	(34)
	$2,091	$108	$1,415	$40

BMC Construction
Selected financial results are as follows (millions):

	2004	2003	$ Δ	% Δ
Sales	$754	$408	$346	85%
Less: Acquisitions	(185)	―	(185)	―
	$569	$408	$161	39%

Income from operations	$60	$19	$41	216%
Less: Acquisitions	(6)	―	(6)	―
	$54	$19	$35	184%

Sales of $754 million in 2004 increased 85% over the prior year.  Acquisitions of construction services businesses not present in comparable periods accounted for $185 million or 53% of the increase with the remaining $161 million from existing operations.  Higher sales were due to robust home construction in Las Vegas, Phoenix and northern California as well as contract increases from rising labor and material costs.

Income from operations for 2004 was $60 million, up significantly from $19 million in the prior year.  Margins as a percent of sales were a driving factor, improving 3.3% over the prior year.  The improvement was primarily due to the increased value assigned to our construction services in strong housing markets as well as integration efficiencies from recent acquisitions.  Although selling, general and administrative expenses specific to the business segment were approximately $24 million higher than the prior year, these expenses were 6.8% of sales and consistent with the prior year.

INDEX

BMC West
Selected financial results are as follows (millions):

	2004	2003	$ Δ	% Δ
Sales	$1,337	$1,007	$330	33%
Less: Acquisitions	(36)	―	(36)	―
	$1,301	$1,007	$294	29%

Income from operations	$96	$55	$41	75%
Less: Acquisitions	3	―	3	―
	$99	$55	$44	80%

Sales of $1.3 billion in 2004 were 33% higher than the prior year.  The increase was due to both growth in sales at existing business units and the impact of higher commodity wood product prices relative to the prior year.  In addition to the benefit of commodity prices, higher sales were due to strong housing demand as building permits in our markets were up 14% compared to the prior year.

Income from operations for 2004 was $96 million, up from $55 million in the prior year.  Despite rising commodity wood product prices, margins remained at approximately 24% as a percent of sales, reflective of our effective management of inventory.  Selling, general and administrative expenses specific to the business segment were up $29 million or 15% compared to the prior year primarily due to variable compensation expenses.  However, these expenses were leveraged against higher sales as they decreased 2.5% to 16.5% of sales compared to the prior year.

Corporate
Corporate represents expenses to support the operations of our business segments, BMC Construction and BMC West.  These costs include management, information systems, administrative functions for reporting, accounts payable and human resources, professional fees for regulatory compliance as well as incentive compensation.  These costs are not allocated to our business segments.

Selected financial results are as follows (millions):

	2004	2003	$ Δ	% Δ
Operating expenses	$48	$34	$14	41%

Although corporate and other expenses were $14 million higher in 2004 due to compensation expenses from improved operating performance, these expenses remained essentially the same at 2.3% of consolidated sales in both years.

LIQUIDITY AND CAPITAL RESOURCES

Our primary need for capital resources is to fund working capital and acquisitions as well as finance capital expenditures.  Capital resources have primarily consisted of cash flows from operations and additional debt.  For the year ended December 31, 2005, $199.3 million of cash was provided by operations and funded capital expenditures and the majority of our acquisitions as additional debt borrowed was $78.5 million.

INDEX

Operations
In 2005, cash provided by operating activities was $199.3 million, up significantly from $33.7 million in 2004.  Strong home construction activity and improved margins in both our construction services and building products segments resulted in higher net income, providing $75.6 million of additional operating cash flow over the prior year.  Also, working capital requirements were lower than the prior year due to lower commodity wood product prices as well as improved inventory turns and days sales outstanding.  This improved management of working capital resulted in cash used of $0.8 million compared to $61.3 million of cash used in the prior year.

Cash provided from operating activities was $33.7 million in 2004 up significantly from $12.5 million in 2003.  Strong home construction activity and our strategy to provide additional construction services resulted in higher net income or $34.0 million of additional operating cash flow over the prior year.  Changes in working capital requirements used $28.8 million of this cash flow.

Capital Investment and Acquisitions
In 2005, cash used in investing activities was $261.6 million compared to $58.0 million for the same period a year ago.  Cash use included $203.2 million for the acquisition of three businesses providing framing, concrete and stucco services, a truss manufacturing facility and partial acquisition of four businesses providing concrete, plumbing and framing services.  Cash used for investing activities also included $46.5 million for purchase of property and equipment and $14.1 million for the purchase of marketable securities.  Cash used in investing activities was $203.6 million higher than the prior year when $58.0 million was used for the purchase of property and equipment, acquisition of three businesses providing distribution, windows installation and framing and the partial acquisition of a truss manufacturing facility as well as the purchase of marketable securities at our captive insurance subsidiary.

Cash used in investing activities was $58.0 million in 2004 compared to $30.5 million in 2003.  Cash use included $27.7 million for property and equipment, $22.7 million for the acquisition of three businesses and partial acquisition of another business as well as $19.0 million invested in marketable securities at our captive insurance subsidiary.  The cash use was partially offset by proceeds of $12.3 million from the disposition of property in Montana, Texas and Utah.

Financing
In 2005, cash provided by financing activities was $72.9 million compared to $24.3 million in the prior year.  Coupled with strong operating cash flows, funds were borrowed to finance acquisitions and purchase property and equipment whereas funds were borrowed to finance working capital requirements and purchase property and equipment in 2004.

Cash provided by financing activities was $24.3 million in 2004 compared to $28.3 million in the prior year.  The primary sources of cash were $20.8 million of net borrowings from the revolver and an increase in book overdrafts and stock options exercised net of tax benefit.  Cash from the net borrowings of the revolver, book overdrafts and stock options exercised were used to make payments on the term note, other notes and dividends.

INDEX

Revolver
In June 2005, we entered into an amended $300 million revolver with a group of lenders.  The revolver matures in June 2010.  The revolver consists of both LIBOR and Prime based borrowings.  Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 0.75% to 2.00%, or Prime plus 0.0% to 0.75%.  Interest is paid quarterly.  As of December 31, 2005, $77.5 million was outstanding under the revolver.

Term Notes
In June 2005, we also entered into a $75 million term note with a group of lenders.  The term note matures in June 2010 with 10% of the initial principal payable for each of the two years commencing September 2006, 20% of the initial principal payable for one year commencing September 2008 and the remaining principal balance due June 2010.  Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 0.75% to 2.00%, or Prime plus 0.0% to 0.75%.  Interest is paid quarterly.  As of December 31, 2005, $75 million was outstanding under this term note.

In August 2003, we entered into a $125 million term note with a group of lenders.  The term note matures in June 2010 and is payable in quarterly installments for the first six years in amounts equal to 1% of the initial principal amount per year and equal quarterly installments for the remaining principal balance during year seven.  The term note was amended in March 2005 to reduce interest rates by 0.75% and in June 2005 to reduce interest rates another 0.25%.  The interest rate for the term note is LIBOR plus 1.75% or Prime plus 1.00%.  Interest is paid quarterly.  As of December 31, 2005, $121.9 million was outstanding under this term note.

Other
Other long-term debt of $13.9 million consists of term notes, equipment notes and capital leases for equipment.  Interest rates vary and dates of maturity are through March 2013.

Expansion of Credit Facility, Covenants and Maturities
The credit facility consists of the revolver and term notes.  The credit facility may be increased an aggregate amount of up to $150 million.  The credit facility is collateralized by all tangible and intangible property, except assets of the captive insurance subsidiary.  The credit facility contains covenants and conditions requiring the maintenance of certain financial ratios.  At December 31, 2005, we were in compliance with these covenants and conditions.

Scheduled maturities of long-term debt are as follows (thousands):

2006	$10,131
2007	13,914
2008	14,073
2009	77,775
2010	171,851
Thereafter	556
$288,300

As of December 31, 2005 and December 31, 2004, there were $75.9 million and $41.2 million, respectively of letters of credit outstanding that guaranteed performance or payment to third parties.  These letters of credit reduce borrowing availability under the revolver.

INDEX

Hedging Activities
Derivative and hedging activities are recorded on the balance sheet at their fair values.  In June 2004, we entered into interest rate swap contracts that effectively convert a portion of the floating rate borrowings of the $121.9 million term note to a fixed interest rate through June 2009, thus reducing the impact of increases in interest rates on future interest expense.  Approximately 82% of the outstanding floating rate borrowings of the term note as of December 31, 2005 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges.  As a result, the interest rate on $100 million of the $121.9 million floating rate borrowings outstanding at December 31, 2005 was fixed at an average rate of 6.14%.  After giving effect to the interest rate swap contracts, total borrowings are 40% fixed and 60% floating.

The fair value of derivative instruments is based on pricing models using current market rates.  The fair value of the interest rate swap contracts was a long-term asset of $1.2 million as of December 31, 2005.  The effective portion was recorded as accumulated other comprehensive income, net, a separate component of shareholders’ equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings.  A corresponding deferred tax liability of $0.5 million was also recorded in accumulated other comprehensive income, net for the income tax expense related to the estimated asset of the interest rate swap contracts.  The ineffective portion of the change in the value of the interest rate swap contracts is immediately recognized as a component of interest expense.  Hedge ineffectiveness for the period ended December 31, 2005 was not significant.  Management may choose not to swap floating rate debt to a fixed rate or may terminate a previously executed swap if the floating rate positions are more beneficial.

Equity
At the annual meeting of shareholders on May 3, 2005, our shareholders voted to increase the number of authorized common shares to 50 million from 20 million.  These additional shares may be issued for reasons including but not limited to stock splits, financing acquisitions, establishing strategic relationships with corporate partners and providing equity incentives.

On February 14, 2006, our Board of Directors approved a two for one split of our outstanding common shares.  Shareholders of record as of February 28, 2006 will receive a stock dividend of one additional common share for every common share they own.  The additional shares will be distributed on March 14, 2006.

The information throughout these financial statements is presented as of December 31, 2005 and before the two for one split of our common shares which is effective February 28, 2006.

In the third quarter of 1998, we filed a shelf registration with the Securities and Exchange Commission to register two million common shares.  We may issue these shares in connection with future business acquisitions, combinations or mergers.  Shares have been issued from this registration statement for a portion of the purchase price for acquisitions.  There are approximately 1.9 million shares remaining and available under this shelf registration.

INDEX

Based on our historical ability to generate cash flows from operations, borrowing capacity under the credit facility and access to debt and equity markets, management believes it will have sufficient capital to meet anticipated needs.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships often referred to as structured finance or special purpose entities which might be established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2005, we are not involved in any transactions with unconsolidated entities.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual obligations as of December 31, 2005 (millions):

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total	Fair Value
Long-term debt	$9.9	$27.4	$249.6	$0.6	$287.5	$286.0
Capital lease obligations	0.3	0.5	―	―	0.8	0.7
Operating leases	19.1	30.6	19.9	7.6	77.2	77.2
Unconditional purchase obligations	―	―	―	―	―	―
Other long-term commitments	―	―	―	―	―	―
	$29.3	$58.5	$269.5	$8.2	$365.5	$363.9

Interest rate swap contracts
Notional principal amount of interest rate exchange agreements maturing
Variable to fixed	―	―	―	―	$100.0	(1.2)
Average pay rate	―	―	―	―	4.39%
Average receive rate	―	―	―	―	3.30%
						$362.7

Accelerated repayment of our revolver and term notes may occur if certain financial conditions or warranties and representations are not met.  The credit facility consists of the revolver and term notes.  The credit facility is collateralized by all tangible and intangible property, except assets of the captive insurance subsidiary.  The credit facility contains covenants and conditions requiring the maintenance of certain financial ratios.  At December 31, 2005, we were in compliance with these covenants and conditions.

We have potential put and call obligations associated with our interests in BBP Companies, Riggs Plumbing, RCI Construction, A-1 Truss, WBC Mid-Atlantic and WBC Construction.  Under the purchase agreements, we have the right to purchase the remaining portions during certain periods or if certain conditions are met.  Likewise, the other owners have the option to require us to purchase the remaining portions during certain dates.  The purchase price for the remaining portions will be based generally on a multiple of historical earnings.

INDEX

As part of our revolver, we have $75.9 million in letters of credit outstanding principally for the deductible portion of automobile, general liability and workers’ compensation claims.  These obligations are not required to be recorded on our balance sheet and renew automatically on their various anniversary dates or until released by their respective beneficiaries.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Prices of commodity wood products, which are subject to significant volatility, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time.  We do not use derivative financial instruments to hedge commodity wood product prices.

Changes in interest expense occur when market interest rates change.  Changes in the carrying amount of debt could also increase these interest rate risks.  We use interest rate swap contracts to hedge interest rate risks.  Approximately 82% of the outstanding floating rate borrowings of the term notes as of December 31, 2005 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges.  After giving effect to the interest rate swap contracts, total borrowings are 40% fixed and 60% floating.  Based on debt outstanding as of December 31, 2005, a 0.25% increase in interest rates would result in approximately $0.4 million of additional interest expense annually.

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

Revenue Recognition for Construction Services
The percentage-of-completion method is used to recognize revenue for construction services.  Periodic estimates of our progress towards completion are made based on a comparison of labor costs incurred to date with total estimated contract costs for labor.  The percentage-of-completion method requires the use of various estimates, including among others, the extent of progress towards completion, contract revenues and contract completion costs.  Contract revenues and contract costs to be recognized are dependent on the accuracy of estimates, including quantities of materials, labor productivity and other cost estimates.  We have a history of making reasonable estimates of the extent of progress towards completion, contract revenues and contract completion costs.  However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.  Revisions of contract revenues and cost estimates as well as provisions for estimated losses on uncompleted contracts are reflected in the period such revisions are determined.

INDEX

Estimated Losses on Uncompleted Contracts and Changes in Contract Estimates
Estimated losses on uncompleted contracts and changes in contract estimates are reflected in the period such revisions are determined.  These reserves are established by assessing estimated costs to complete, change orders and claims for uncompleted contracts.

At December 31, 2005, the reserve for these estimated losses was $0.5 million for BMC Construction and less than $0.1 million for BMC West.  These reserves are established by assessing estimated costs to complete, change orders and claims.  Assumptions for estimated costs to complete include material prices, labor costs, labor productivity and contract claims.  Such estimates are inherently uncertain and therefore it is possible that actual completion costs may vary from these estimates.  We have a history of making reasonable estimates of the extent of progress towards completion, contract revenue and contract completion costs.  However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.  Revisions of estimated losses on uncompleted contracts are reflected in the period such revisions are determined.

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

At December 31, 2005, goodwill was $167.3 million for BMC Construction and $20.2 million for BMC West.  Our fourth quarter assessment concluded with an impairment of $0.8 million related to goodwill due to changes in a specific market at BMC Construction and no impairment for goodwill at BMC West.  The impairment assessment includes determining the estimated fair value of reporting units based on discounting the future operating cash flows using a discount rate reflecting our estimated average cost of funds.  Future operating cash flows are derived from our budget information, which includes assumptions of future volumes, pricing of commodity products and labor costs.  Prices for commodity products are inherently volatile.

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

INDEX

At December 31, 2005, the reserve for automobile, general liability and workers’ compensation claims was $42.6 million.  The actuarial assessment includes determining the estimated cost of claims.  The reserve for these claims is susceptible to change based on the estimated cost of the claims.  Actual loss experience substantially different than the actuarial assumptions may occur.  Future reserves are subject to the nature and frequency of claims, medical cost inflation and changes in the insurance deductibles of the applicable insurance policies.

Share-based Compensation
Our estimate of the fair values of our share-based payment transactions are based on the modified Black-Scholes-Merton model.  In order to meet the fair value measurement objective, we are required to develop estimates regarding expected exercise patterns, share price volatility, forfeiture rates, risk-free interest rate and dividend yield.  These assumptions are based principally on historical experience.  When circumstances indicate the availability of new or different information that would be useful in estimating these assumptions, revisions will be made and reflected in the periods such revisions are determined.  Due to uncertainties inherent in these assumptions, it is possible that actual share-based compensation may vary from this estimate.

RECENT ACCOUNTING PRINCIPLES

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123, Share-Based Payment, and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  This statement requires the measurement and recognition of liabilities incurred to employees in share-based payment transactions at fair value.  Compensation cost for share-based awards and the related tax effects are recognized in the same financial statement line as cash compensation as the requisite service is rendered.  Compensation cost is based on the fair value of those awards on the grant date.  This statement is effective for the first quarter of 2006.  As a result, we expect to recognize compensation cost for share-based awards of $4.5 million in 2006, $4.6 million in 2007 and $3.1 million in 2008. These estimates may change based on additional share-based awards as well as actual forfeiture and vesting experience.  Additionally, tax benefits for share-based compensation will be reported as a financing activity, rather than as an operating cash flow.

BUSINESS RISKS AND FORWARD-LOOKING STATEMENTS

There are a number of business risks and uncertainties that affect our operations and therefore could cause future results to differ from past performance or expected results.  Additional information regarding business risks and uncertainties is contained in Item 1A of this Form 10-K.  These risks and uncertainties may include, however are not limited to:

INDEX

•	demand for single-family homes which is influenced by changes in the overall condition of the U.S. economy, including interest rates, job formation, consumer confidence and other important factors;
•	changes to our business model;
•	the integration of acquired businesses may not result in anticipated cost savings and revenue synergies being fully realized or may take longer to realize than expected;
•	our ability to identify suitable acquisition candidates;
•	availability of and our ability to attract, train and retain qualified individuals;
•	our ability to implement and maintain cost structures that align with revenue growth;
•	changes in the business models of our customers may limit our ability to provide construction services and building products required by our customers;
•	fluctuations in our costs and availability of sourcing channels for commodity wood products, concrete, steel and other building materials;
•	intense competition;
•	weather conditions including natural catastrophic events;
•	exposure to construction defect and product liability claims as well as other legal proceedings;
•	disruptions in our information systems;
•	actual and perceived vulnerabilities as a result of terrorist activities and armed conflict; and
•	numerous other matters of a local and regional scale, including those of a political, economic, business, competitive or regulatory nature.

Risks related to our shares include, however are not limited to:
•	price for our shares may fluctuate significantly; and
•	anti-takeover defenses and certain provisions could prevent an acquisition of our company or limit share price.

Certain statements in the Annual Report to Shareholders including those related to expectations about homebuilding activity in our markets, demographic trends supporting homebuilding and anticipated sales and operating income are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical or current facts, including statements about our expectations, anticipated financial results and future business prospects are forward-looking statements.  While these statements represent our current judgment on what the future may hold and we believe these judgments are reasonable, these statements involve risks and uncertainties that are important factors that could cause our actual results to differ materially from those in forward-looking statements.  These factors include, but are not limited to the risks and uncertainties cited in the above paragraph.  Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date of the filing of this Form 10-K.  We undertake no obligation to update forward-looking statements.

INDEX

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Inventory Price Risk
Prices of commodity wood products, which are subject to significant volatility, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time.  We do not use derivative financial instruments to hedge commodity wood product prices.

Interest Rate Risk
Changes in interest expense occur when market interest rates change.  Interest rate swap contracts are currently utilized to hedge interest rate risks.  Approximately 82% of the outstanding floating rate borrowings of the $121.9 million term note as of December 31, 2005 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges.  After giving effect to the interest rate swap contracts, total borrowings are 40% fixed and 60% floating.  Based on debt outstanding as of December 31, 2005, a 0.25% increase in interest rates would result in approximately $0.4 million of additional interest expense annually.

INDEX

ITEM 8.  Financial Statements and Supplementary Data

Building Materials Holding Corporation
Consolidated Statements of Income
(thousands, except per share data)

	Year Ended December 31
	2005	2004	2003
Sales
Construction services	$1,586,509	$904,362	$498,052
Building products	1,325,651	1,186,663	917,019
Total sales	2,912,160	2,091,025	1,415,071

Costs and operating expenses
Cost of goods sold
Construction services	1,285,949	768,407	436,908
Building products	967,877	897,725	688,354
Impairment of assets	1,320	2,274	829
Selling, general and administrative expenses	420,862	317,002	250,319
Other income, net	(3,204)	(2,491)	(1,768)
Total costs and operating expenses	2,672,804	1,982,917	1,374,642

Income from operations	239,356	108,108	40,429

Interest expense	14,420	13,560	9,279

Income before income taxes, minority interests and equity earnings	224,936	94,548	31,150

Income taxes	79,915	35,198	11,402

Minority interests income	(15,514)	(5,440)	(1,250)

Equity earnings, net of tax of $918	―	―	1,431

Net income	$129,507	$53,910	$19,929

Net income per share:
Basic	$9.22	$4.00	$1.50
Diluted	$8.82	$3.87	$1.48

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

Building Materials Holding Corporation
Consolidated Balance Sheets
(thousands, except share data)

	December 31			December 31
	2005	2004		2005	2004
ASSETS			LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS’ EQUITY
Cash and cash equivalents	$30,078	$19,496
Marketable securities	3,645	2,216	Accounts payable	$146,627	$77,591
Receivables, net of allowances			Accrued compensation	65,928	34,078
of $3,756 and $4,367	363,527	238,071	Insurance deductible reserves	21,872	12,903
Inventory	168,282	153,391	Other accrued liabilities	51,579	26,177
Unbilled receivables	56,128	17,196	Billings in excess of costs and estimated earnings	33,799	11,274
Deferred income taxes	5,768	11,913
Prepaid expenses and other	6,967	7,317	Current portion of long-term debt	10,131	3,404
Total current assets	634,395	449,600	Total current liabilities	329,936	165,427

Property and equipment			Deferred income taxes	6,911	297
Land	47,328	37,036	Insurance deductible reserves	20,753	13,736
Buildings and improvements	118,556	102,321	Long-term debt	278,169	206,419
Equipment	166,633	124,451	Other long-term liabilities	30,689	23,162
Construction in progress	9,485	4,956	Total liabilities	666,458	409,041
Accumulated depreciation	(121,525)	(104,453)
Marketable securities	28,875	16,760	Minority interests	14,006	6,325
Deferred loan costs	3,616	2,084
Other long-term assets	20,465	16,281	Commitments and contingent liabilities	―	―
Other intangibles, net	55,227	13,692
Goodwill	187,470	80,316	Shareholders’ equity
Total assets	$1,150,525	$743,044	Common shares, $0.001 par value:
			authorized 50 million and 20 million
			shares; issued and outstanding
			14,379,290 and 13,852,683 shares	14	14
			Additional paid-in capital	143,795	124,594
			Unearned compensation	(2,698)	(1,383)
			Retained earnings	328,463	205,812
			Accumulated other comprehensive income (loss), net	487	(1,359)
			Total shareholders’ equity	470,061	327,678
			Total liabilities, minority interests and shareholders’ equity	$1,150,525	$743,044

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

Building Materials Holding Corporation
Consolidated Statements of Shareholders’ Equity
(thousands)

								Accumulated Other Comprehensive Income (Loss)
								Net Unrealized Gain (Loss) From
	Common Shares		Additional Paid-In		Unearned	Retained		Interest Rate Swap		Marketable
	Shares	Amount	Capital		Compensation	Earnings		Contracts		Securities	Total
Balance at December 31, 2002	13,136	$13	$112,709	$	―	$138,578	$	―	$	―	$251,300

Net income						19,929					19,929
Share options exercised	88		913								913
Tax benefit for share options exercised			141								141
Shares issued from Director Plan	25		319								319
Shares issued for acquisitions	85		1,200								1,200
Cash dividends on common shares						(2,792)					(2,792)
Balance at December 31, 2003	13,334	13	115,282		―	155,715		―		―	271,010

Net income						53,910					53,910
Unrealized loss								(2,215)			(2,215)
Tax benefit for unrealized loss								853			853
Unrealized gain										5	5
Taxes for unrealized gain										(2)	(2)
Comprehensive income											52,551

Share options exercised	412	1	5,008								5,009
Tax benefit for share options exercised			2,041								2,041
Shares issued from Director Plan	17		285								285
Shares issued from Employee Plan	15		356								356
Issuance of restricted shares	75		1,622		(1,622)						―
Earned compensation expense					239						239
Cash dividends on common shares						(3,813)					(3,813)
Balance at December 31, 2004	13,853	14	124,594		(1,383)	205,812		(1,362)		3	327,678

Net income						129,507					129,507
Unrealized gain								3,412			3,412
Taxes for unrealized gain								(1,314)			(1,314)
Unrealized loss										(410)	(410)
Tax benefit for unrealized loss										158	158
Comprehensive income											131,353

INDEX

Share options exercised	430		4,905					4,905
Tax benefit for share options exercised			9,140					9,140
Shares issued from Director Plan	7		380					380
Shares issued from Employee Plan	18		1,160					1,160
Shares issued for acquisition	17		1,000					1,000
Issuance of restricted shares	54		2,616	(2,616)				―
Earned compensation expense				1,301				1,301
Cash dividends on common shares					(6,856)			(6,856)
Balance at December 31, 2005	14,379	$14	$143,795	$(2,698)	$328,463	$736	$(249)	$470,061

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

Building Materials Holding Corporation
Consolidated Statements of Cash Flows
(thousands)
	Year Ended December 31
Operating Activities	2005	2004	2003
Net income	$129,507	$53,910	$19,929
Items in net income not using (providing) cash:
Equity earnings, net of amortization and before taxes of $918	―	―	(2,349)
Minority interests, net	15,514	5,440	1,059
Impairment of assets	1,320	2,274	829
Depreciation and amortization	28,067	23,312	20,785
(Gain) Loss on sale of assets, net	(194)	334	(1,161)
Deferred financing costs	―	―	660
Deferred income taxes	(3,473)	(7,490)	2,556
Tax benefit for share options	9,140	2,041	―
Changes in assets and liabilities, net of effects of acquisitions and sales of business units:
Receivables, net	(19,049)	(45,687)	(35,076)
Inventory	(3,332)	(40,258)	(25,929)
Unbilled receivables	(8,378)	(8,571)	(473)
Prepaid expenses and other current assets	4,340	(1,895)	2,304
Accounts payable	1,852	11,413	3,439
Accrued compensation	24,465	15,643	(2,580)
Insurance deductible reserves	5,777	3,045	11,013
Other accrued liabilities	(4,611)	5,777	9,221
Billings in excess of costs and estimated earnings	(1,911)	(795)	5,579
Other long-term assets and liabilities	18,181	13,057	3,633
Other, net	2,065	2,127	(960)
Cash flows provided by operating activities	199,280	33,677	12,479

Investing Activities
Purchases of property and equipment	(46,540)	(27,652)	(15,887)
Acquisitions and investments in businesses, net of cash acquired	(203,201)	(22,738)	(30,269)
Proceeds from dispositions of property and equipment	1,358	12,278	10,065
Proceeds from sales of business units, net of cash sold	―	―	6,591
Purchase of marketable securities	(14,077)	(19,026)	―
Other, net	892	(871)	(961)
Cash flows used by investing activities	(261,568)	(58,009)	(30,461)

Financing Activities
Net borrowings (payments) under revolver	(3,700)	20,800	9,200
Borrowings under term note	75,000	―	31,500
Principal payments on term note	(1,251)	(1,250)	(9,425)
Net payments on other notes payable	(7,605)	(932)	(410)
Increase in book overdrafts	17,404	5,411	554
Share options exercised	4,905	5,008	895
Dividends paid	(5,807)	(3,505)	(2,649)
Deferred financing costs	(2,236)	(175)	(1,394)
Distributions to minority interests	(2,792)	(728)	―
Other, net	(1,048)	(307)	―
Cash flows provided by financing activities	72,870	24,322	28,271

Increase (Decrease) in Cash and Cash Equivalents	10,582	(10)	10,289

Cash and cash equivalents, beginning of year	19,496	19,506	9,217
Cash and cash equivalents, end of year	$30,078	$19,496	$19,506

Supplemental Disclosure of Cash Flow Information
Accrued but unpaid dividends	$2,158	$1,108	$800
Cash paid for interest	$13,682	$12,902	$9,327
Cash paid for income taxes	$70,553	$37,777	$7,795

Supplemental Schedule of Non-cash Investing Activities
Fair value of assets acquired	$337,924	$25,353	$44,131
Liabilities assumed	$134,723	$2,615	$13,862
Cash paid	$203,201	$22,738	$30,269

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Operations
Building Materials Holding Corporation (BMHC) provides construction services and building products to professional homebuilders and contractors throughout the United States.  We operate through two separately managed and reportable business segments:  BMC Construction and BMC West.  BMC Construction provides framing and other construction services to high-volume production homebuilders.  BMC West markets and sells building products, manufactures building components (millwork, floor and roof trusses and wall panels) and provides construction services to builders and contractors.

Principles of Consolidation
The consolidated financial statements include the accounts of BMHC and its subsidiaries.  The equity method of accounting is used for investments in which we have significant influence, however do not control.  All significant intercompany balances and transactions are eliminated.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements as well as the reported amounts of sales and expenses during the reporting period.  Actual amounts may differ materially from those estimates.  The following critical accounting estimates require our subjective and complex judgment often as a result of the need to estimate matters that are inherently uncertain:

•  Revenue Recognition for Construction Services
The percentage-of-completion method is used to recognize revenue for construction services.  Periodic estimates of our progress towards completion are made based on a comparison of labor costs incurred to date with total estimated contract costs for labor.  The percentage-of-completion method requires the use of various estimates, including among others, the extent of progress towards completion, contract revenues and contract completion costs.  Contract revenues and contract costs to be recognized are dependent on the accuracy of estimates, including quantities of materials, labor productivity and other cost estimates.  We have a history of making reasonable estimates of the extent of progress towards completion, contract revenues and contract completion costs.  However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.  Revisions of contract revenues and cost estimates as well as provisions for estimated losses on uncompleted contracts are reflected in the period such revisions are determined.

•  Estimated Losses on Uncompleted Contracts and Changes in Contract Estimates
Estimated losses on uncompleted contracts and changes in contract estimates are reflected in the period such revisions are determined.  These reserves are established by assessing estimated costs to complete, change orders and claims for uncompleted contracts.

INDEX

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

•  Insurance Deductible Reserves
The estimated cost of automobile, general liability and workers’ compensation claims is determined by actuarial methods.  Claims in excess of insurance deductibles are insured with third-party insurance carriers.  Reserves for claims are recognized based on the estimated costs of these claims as limited by the deductibles of the applicable insurance policies.

•  Share-based compensation
Our estimate of the fair values of our share-based payment transactions are based on the modified Black-Scholes-Merton model.  In order to meet the fair value measurement objective, we are required to develop estimates regarding expected exercise patterns, share price volatility, forfeiture rates, risk-free interest rate and dividend yield.  These assumptions are based principally on historical experience.  When circumstances indicate the availability of new or different information that would be useful in estimating these assumptions, revisions will be made and reflected in the periods such revisions are determined.  Due to uncertainties inherent in these assumptions, it is possible that actual share-based compensation may vary from this estimate.

Cash and Cash Equivalents
Cash equivalents consist of short-term investments that have a maturity of three months or less at the date of purchase.  Cash and cash equivalents totaled $30.0 million at December 31, 2005 and $19.5 million at December 31, 2004.

Receivables
Receivables consist primarily of amounts due from customers and are net of an allowance for doubtful accounts.  The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance.  We determine the allowance based on known troubled accounts, historical experience and other available evidence.

Inventory Valuation
Inventory consists principally of building materials purchased for resale and is valued at the lower of average cost or market.  We participate in vendor rebate programs under which rebates are earned by attaining certain purchase volumes.  Volume rebates are accrued as earned.  These volume rebates are recorded as a reduction in inventory and recognized in cost of goods sold when the related product is sold.

Unbilled Receivables and Billings in Excess of Costs and Estimated Earnings
The percentage-of-completion method results in recognizing costs incurred and estimated revenues on uncompleted contracts.  Unbilled receivables represent revenues recognized for construction services performed, however not yet billed.  Billings in excess of costs and estimated earnings represent billings made in excess of estimated revenues recognized.  These billings are deferred until the actual progress towards completion indicates recognition is appropriate.  Costs include equipment costs, direct labor and material costs related to contract performance.

INDEX

Property and Equipment
Property and equipment are recorded at cost.  Cost includes expenditures for major improvements and replacements that extend useful life.  Certain costs of software are capitalized provided those costs are not research and development and certain other criteria are met.  Capitalized interest was $0.2 million in 2005, $0.1 million in 2004 and $0.1 million in 2003.  Expenditures for other maintenance and repairs are expensed as incurred.  Gains and losses from sales and retirements are included in income as they occur.  Depreciation is calculated using the straight-line method over the economic useful lives of the assets.  The estimated useful lives of depreciable assets are generally:

•  ten to thirty years for buildings and improvements
•  seven to ten years for machinery and fixtures
•  three to ten years for handling and delivery equipment
•  three to ten years for software development costs

In order to improve financial returns, we periodically evaluate our investments in property and equipment.  As a result, property and equipment may be consolidated, leased or sold.  We recognized a gain of $0.2 million in 2005, a loss of $0.3 million in 2004 and a gain of $1.2 million in 2003 from the sales of property and equipment.

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

Revenue Recognition
The percentage-of-completion method is used to recognize revenue for construction services.  Revenues for building products are recognized when title to the goods and risk of loss pass to the buyer, which is at the time of delivery.

Shipping and Handling
Shipping and handling costs for manufactured building components and construction services are included as a component of cost of sales.  Shipping and handling costs for building products are included as a component of selling, general and administrative expenses and were $64.5 million in 2005, $55.7 million in 2004 and $46.7 million in 2003.

INDEX

Share-based Compensation
Grants of share-based compensation are made under the 2004 Incentive and Performance Plan.  Previous share-based compensation plans as well as this plan are more fully described in Note 8.  These plans are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, were applied to share-based compensation (thousands, except per share data):

	Year Ended December 31
	2005	2004	2003
Net income, as reported	$129,507	$53,910	$19,929
Add: Share-based employee compensation expense determined under APB 25, net of related tax effects	555	659	446
Deduct: Share-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,497)	(1,892)	(1,664)
Pro forma net income	$127,565	$52,677	$18,711

Earnings per share:
Basic - as reported	$9.22	$4.00	$1.50
Basic - pro forma	$9.08	$3.90	$1.41

Diluted - as reported	$8.82	$3.87	$1.48
Diluted - pro forma	$8.69	$3.78	$1.39

Recent Accounting Principles
In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123, Share-Based Payment, and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  This statement requires the measurement and recognition of liabilities incurred to employees in share-based payment transactions at fair value.  Compensation cost for share-based awards and the related tax effects are recognized in the same financial statement line as cash compensation as the requisite service is rendered.  Compensation cost is based on the fair value of those awards on the grant date.  This statement is effective for the first quarter of 2006.  In addition to options previously granted, in January 2006 we granted 204,550 options to directors and employees.  As a result, we expect to recognize compensation cost for share-based awards of $4.5 million in 2006, $4.6 million in 2007 and $3.1 million in 2008. These estimates may change based on additional share-based awards as well as actual forfeiture and vesting experience.  Additionally, tax benefits for share-based compensation will be reported as a financing activity, rather than as an operating cash flow.

Reclassifications
Certain reclassifications, none of which affected previously reported consolidated results of operations, cash flows or shareholders’ equity, have been made to amounts reported in prior periods to conform to the current year presentation.

INDEX

2. Net Income Per Share

Net income per share was determined using the following information (thousands, except per share data):

Year Ended December 31
	2005	2004	2003
Net income	$129,507	$53,910	$19,929
Weighted average shares used to determine basic net income per share	14,051	13,494	13,279
Net effect of dilutive stock options and restricted stock (1)	630	429	162
Weighted average shares used to determine diluted net income per share	14,681	13,923	13,441

Net income per share:
Basic	$9.22	$4.00	$1.50
Diluted	$8.82	$3.87	$1.48

Annual cash dividends declared per share	$0.48	$0.28	$0.21

(1)
Options to purchase 208,000 shares in the first quarter of 2005 and 325,525 shares in 2003 were not dilutive and therefore excluded in the computations of diluted income per share.  There were no options excluded from the computation of diluted income per share in 2004.  Options considered not dilutive are those with exercise prices greater than the average market value of the common shares in the periods presented.

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

As a result of changes in specific markets, impairments of $0.8 million for the carrying amount of goodwill and $0.5 million for the carrying amount of certain customer relationships were recognized for BMC Construction in 2005.  During 2004, impairments of $1.3 million for the carrying amount of certain properties held for sale and $1.0 million for the carrying amount of goodwill resulting from a change in business strategy were recognized for BMC West.  As a result of changes in a specific market, an impairment of $0.8 million for the carrying amount of certain customer relationships was recognized for BMC Construction in 2003.

4. Acquisitions and Minority Interests

Our business model seeks the strategic growth of construction services and distribution of building products in an effort to provide a comprehensive solution to high-volume production and other homebuilders.  We typically enter a market by purchasing all or part of an existing business and seek to rapidly integrate our services and products to capture market share.

INDEX

Acquisitions are accounted for under the purchase method of accounting.  The purchase price is allocated to the assets acquired, including intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition.  Subsequent to the initial allocation of purchase price, adjustments may be made to reflect the fair value of working capital and tangible assets.  Any excess of the purchase price over the estimated fair value of the identifiable assets and liabilities acquired is recorded as goodwill.  Operating results of acquired businesses are included in the consolidated statements of income from the date of acquisition.

•
In October 2005, BMC Construction acquired a framing services business in San Diego, California for approximately $72.5 million in cash of which $7.6 million has been retained for the settlement period.  This purchase price is subject to working capital adjustment and an additional cash payment may be required based on operating performance.  Information required to complete the purchase price allocation is not yet available.  Final allocation of the purchase price will be completed as soon as this information is available.

•
In September 2005, BMC Construction acquired a concrete and plumbing services business in Las Vegas, Nevada and Southern California for $84.1 million in cash.  The purchase price is subject to working capital adjustment of approximately $1.6 million.  Information required to complete the purchase price allocation is not yet available.  Final allocation of the purchase price will be completed as soon as this information is available.

•	In September 2005, BMC West acquired a truss manufacturing business in McCall, Idaho for $1.3 million in cash.

•	In June 2005, BMC Construction acquired a stucco business in Las Vegas, Nevada for $5.9 million in cash.

•	In June 2004, BMC West acquired a framing business in Denver, Colorado for $0.8 million in cash.

•	In October 2004, BMC Construction acquired a window installation business in Napa, California for $1.8 million in cash.

•	In March 2004, BMC Construction acquired a distribution facility in Tucson, Arizona for $4.0 million in cash.

Minority interest reflects the other owners’ proportionate share in the assets and liabilities of business ventures as of the date of purchase, adjusted by the proportionate share of post-acquisition income or loss.  As the operating results of entities with minority interest are consolidated, minority interests income represents the income or loss attributable to the other owners.

•
In January 2003, BMC Construction acquired a 60% interest in WBC Construction, LLC (WBC Construction) for $22.9 million in cash and the issuance of 70,053 common shares.  In August 2005, BMC Construction acquired an additional 20% interest for approximately $15.0 million in cash.  An additional cash payment of approximately $8.1 million was recorded and will be required based on operating performance.  The remaining 20% interest is owned by Willard Brothers Construction, Inc. and is recognized as minority interest.  WBC Construction provides concrete block masonry and concrete services to high-volume production homebuilders in Florida.  Information required to complete the purchase price allocation for the additional 20% interest is not yet available.  Final allocation of the purchase price will be completed as soon as this information is available.

INDEX

•
In July 2005, BMC Construction acquired a 51% interest in BBP Companies for $9.2 million in cash and 16,836 common shares.  The remaining 49% is owned by BBP Concrete and is recognized as minority interest.  BBP Companies provide concrete services to high-volume production homebuilders in Arizona.  Information required to complete the purchase price allocation is not yet available.  Final allocation of the purchase price will be completed as soon as this information is available.

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

•
In October 2003, BMC Construction acquired a 67.33% interest in WBC Mid-Atlantic for $5.1 million in cash and 15,059 common shares.  The remaining 32.67% is owned by ANM Carpentry, Inc. and is recognized as minority interest.  WBC Mid-Atlantic provides framing services to high-volume production builders in Delaware, Maryland and Virginia.

INDEX

Assets and liabilities acquired in these acquisitions included (thousands):

	2005	2004			2005	2004
Cash and cash equivalents	$1,644	$	―	Accounts payable	$46,078	$1,265
Receivables	106,407		4,594	Accrued compensation	7,385	194
Inventory	11,559		1,987	Insurance deductible reserves	3,192	―
Unbilled receivables	30,554		―	Other accrued liabilities	30,014	1,071
Deferred income taxes	(6,527)		―	Billings in excess of costs and
Prepaid expenses and other	4,057		127	estimated earnings	24,436	―
				Current portion of long-term debt	5,605	1,131
Total current assets	147,694		6,708	Total current liabilities	116,710	3,661

Property and equipment	33,406		3,766	Deferred income taxes	8,528	―
Other long-term assets	18		528	Long-term debt	10,048	―
Other intangibles, net	46,824		5,868	Other long-term liabilities	―	1,124
Goodwill	109,982		8,483
				Minority interests	(3,172)	(2,081)
Total assets	$337,924		$25,353	Total liabilities and minority interests	$132,114	$2,704

The following summarizes pro forma results of operations assuming the 2005 acquisitions occurred as of the beginning of 2004.  Due to uncertainties in these assumptions, the pro forma data does not purport to be indicative of the results of operations that would have resulted had the acquisitions been consummated at the beginning of the period presented, or that may occur in the future (thousands, except per share data):

	2005	2004
Sales - as reported	$2,912,160	$2,091,025
Pro forma Sales	$3,265,401	$2,734,854

Net income - as reported	$129,507	$53,910
Pro forma Net income	$145,471	$71,646

Net income per share:
Diluted - as reported	$8.82	$3.87
Pro forma Diluted	$9.91	$5.14

Had the 2004 acquisitions taken place as of the beginning of 2004 or 2003, pro forma results of operations would not have been significantly different from reported amounts.

Subsequent to December 31, 2005

In February 2006, BMC West acquired three facilities providing building materials distribution and millwork services in Houston, Texas for approximately $21.0 million in cash.  This purchase price is subject to working capital adjustment and an additional cash payment may be required based on operating performance.

In January 2006, BMC Construction acquired framing businesses in Palm Springs, California and Reno, Nevada for approximately $48.7 million in cash.  This purchase price is subject to working capital adjustment and an additional cash payment may be required based on operating performance.

INDEX

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

	Call Options	Put Options
BBP Companies	July 2008 through June 2015	July 2008 through June 2015
Riggs Plumbing	April 2008 through March 2013	April 2008 through March 2013
RCI Construction	January 2008 through January 2012	January 2008 through January 2012
A-1 Truss	September 2004 through August 2014	September 2009 through August 2014
WBC Mid-Atlantic	October 2003 through September 2010	December 2006 through December 2008
WBC Construction	January 2006 through January 2009	January 2007 through January 2009

5. Marketable Securities

Investments in marketable securities consist of debt securities held by our captive insurance subsidiary and are considered available-for-sale and recorded at fair values.  Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss, net, a component of shareholders’ equity.  There were no significant unrealized losses.

The fair value of these marketable securities were as follows:

	2005	2004
Cash and cash equivalents	$415	$112
U.S. government and agencies	7,838	6,524
Asset backed securities	13,391	7,816
Corporate securities	10,876	4,524
	$32,520	$18,976

Contractual maturities were as follows:

	2005	2004
Less than one year	$3,645	$2,216
Due in one to two years	9,893	5,484
Due in two to five years	18,982	11,276
	$32,520	$18,976

INDEX

6. Intangible Assets and Goodwill

Intangible assets represent the values assigned to customer relationships, covenants not to compete and trade names.  Intangible assets are amortized on a straight-line basis over their expected useful lives.  Customer relationships are amortized over three to seventeen years, covenants not to compete over two to five years and trade names over three years.  Intangible amortization expense was $4.7 million in 2005, $4.2 million in 2004 and $1.7 million in 2003.  Intangible assets consist of the following (thousands):

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$58,926	$(9,165)	$49,761
Covenants not to compete	7,541	(2,307)	5,234
Trade names	204	(91)	113
Other	146	(27)	119
	$66,817	$(11,590)	$55,227

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$17,134	$(5,116)	$12,018
Covenants not to compete	2,919	(1,426)	1,493
Trade names	204	(23)	181
Other	500	(500)	―
	$20,757	$(7,065)	$13,692

Estimated amortization expense for intangible assets is $8.0 million for 2006, $7.5 million for 2007, $6.5 million for 2008, $6.3 million for 2009, $5.5 million for 2010 and $21.4 million thereafter.

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

Changes in the carrying amount of goodwill by business segment were as follows (thousands):

	BMC West	BMC Construction	Total
Balance at December 31, 2003	$20,830	$51,915	$72,745
Goodwill acquired	234	8,249	8,483
Purchase price adjustment	―	89	89
Impairment	(1,001)	―	(1,001)
Balance at December 31, 2004	$20,063	$60,253	$80,316
Goodwill acquired	139	107,778	107,917
Impairment	―	(763)	(763)
Balance at December 31, 2005	$20,202	$167,268	$187,470

INDEX

7. Debt

Long-term debt consists of the following (thousands):

As of December 31, 2005
			Notional Amount of	Effective Interest Rate
	Balance	Stated Interest Rate	Interest Rate Swaps	Average for Year	As of December 31
Revolver	$77,500	LIBOR plus 0.75% or Prime plus 0.00%	$ ―	5.37%	6.08%

Term note	75,000	LIBOR plus 0.75% or Prime plus 0.00%	―	4.52%	5.28%

Term note	121,875	LIBOR plus 1.75%	100,000	6.23%	6.17%

Other	13,925	Various	―	―	―
	288,300		$100,000

Less: Current portion	10,131
	$278,169

As of December 31, 2004
			Notional Amount of	Effective Interest Rate
	Balance	Stated Interest Rate	Interest Rate Swaps	Average for Year	As of December 31
Revolver	$81,200	LIBOR plus 1.75% or Prime plus 0.50%	$ ―	4.88%	5.25%

Term note	123,125	LIBOR plus 2.75% or Prime plus 2.00%	100,000	5.65%	6.80%

Other	5,498	Various	―	―	―
	209,823		$100,000

Less: Current portion	3,404
	$206,419

Revolver
In June 2005, we entered into an amended $300 million revolver with a group of lenders.  The revolver matures in June 2010.  The revolver consists of both LIBOR and Prime based borrowings.  Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 0.75% to 2.00%, or Prime plus 0.0% to 0.75%.  Interest is paid quarterly.  As of December 31, 2005, $77.5 million was outstanding under the revolver.

INDEX

Term Notes
In June 2005, we also entered into a $75 million term note with a group of lenders.  The term note matures in June 2010 with 10% of the initial principal payable for each of the two years commencing September 2006, 20% of the initial principal payable for one year commencing September 2008 and the remaining principal balance due June 2010.  Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 0.75% to 2.00%, or Prime plus 0.0% to 0.75%.  Interest is paid quarterly.  As of December 31, 2005, $75 million was outstanding under this term note.

In August 2003, we entered into a $125 million term note with a group of lenders.  The term note matures in June 2010 and is payable in quarterly installments for the first six years in amounts equal to 1% of the initial principal amount per year and equal quarterly installments for the remaining principal balance during year seven.  The term note was amended in March 2005 to reduce interest rates by 0.75% and in June 2005 to reduce interest rates another 0.25%.  The interest rate for the term note is LIBOR plus 1.75% or Prime plus 1.00%.  Interest is paid quarterly.  As of December 31, 2005, $121.9 million was outstanding under this term note.

Other
Other long-term debt of $13.9 million consists of term notes, equipment notes and capital leases for equipment.  Interest rates vary and dates of maturity are through March 2013.

Expansion of Credit Facility, Covenants and Maturities
The credit facility consists of the revolver and term notes.  The credit facility may be increased an aggregate amount of up to $150 million.  The credit facility is collateralized by all tangible and intangible property, except assets of the captive insurance subsidiary.  The credit facility contains covenants and conditions requiring the maintenance of certain financial ratios.  At December 31, 2005, we were in compliance with these covenants and conditions.

Scheduled maturities of long-term debt are as follows (thousands):

2006	$10,131
2007	13,914
2008	14,073
2009	77,775
2010	171,851
Thereafter	556
$288,300

As of December 31, 2005 and December 31, 2004, there were $75.9 million and $41.2 million, respectively of letters of credit outstanding that guaranteed performance or payment to third parties.  These letters of credit reduce borrowing availability under the revolver.

Hedging Activities
Derivative and hedging activities are recorded on the balance sheet at their fair values.  In June 2004, we entered into interest rate swap contracts that effectively convert a portion of the floating rate borrowings of the $121.9 million term note to a fixed interest rate through June 2009, thus reducing the impact of increases in interest rates on future interest expense.  Approximately 82% of the outstanding floating rate borrowings of the term note as of December 31, 2005 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges.  As a result, the interest rate on $100 million of the $121.9 million floating rate borrowings outstanding at December 31, 2005 was fixed at an average rate of 6.14%.  After giving effect to the interest rate swap contracts, total borrowings are 40% fixed and 60% floating.

INDEX

The fair value of derivative instruments is based on pricing models using current market rates.  The fair value of the interest rate swap contracts was a long-term asset of $1.2 million as of December 31, 2005.  The effective portion was recorded as accumulated other comprehensive income, net, a separate component of shareholders’ equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings.  A corresponding deferred tax liability of $0.5 million was also recorded in accumulated other comprehensive income, net for the income tax expense related to the estimated asset of the interest rate swap contracts.  The ineffective portion of the change in the value of the interest rate swap contracts is immediately recognized as a component of interest expense.  Hedge ineffectiveness for the period ended December 31, 2005 was not significant.  Management may choose not to swap floating rate debt to a fixed rate or may terminate a previously executed swap if the floating rate positions are more beneficial.

8. Shareholders’ Equity

Preferred Shares
We are authorized to issue 2 million preferred shares, however none of these shares are issued.

Common Shares
At the annual meeting of shareholders on May 3, 2005, our shareholders voted to increase the number of authorized common shares to 50 million from 20 million.  Shares issued and outstanding at December 31, 2005 were 14,379,290.

On February 14, 2006, our Board of Directors approved a two for one split of our outstanding common shares.  Shareholders of record as of February 28, 2006 will receive a stock dividend of one additional common share for every common share they own.  The additional shares will be distributed on March 14, 2006.

The information throughout these financial statements is presented as of December 31, 2005 and before the two for one split of our common shares which is effective February 28, 2006.

On February 14, 2006, our Board of Directors approved a quarterly cash dividend of $0.10 per share for common shares outstanding after the share split.  The dividend is payable on March 24, 2006 to shareholders of record.  Cash dividends per share were as follows:

•	$0.15 per share in third quarter of 2005
•	$0.10 per share in second quarter of 2005
•	$0.08 per share in third quarter of 2004
•	$0.06 per share in fourth quarter of 2003
•	$0.05 per share in fourth quarter 2002 (initial dividend)

Of the unissued shares, 709,748 shares were reserved for the following:

Unissued Shares
Employee Stock Purchase Plan	67,298
2004 Incentive and Performance Plan	642,450

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

INDEX
Cash Equity Plan
In April 1999, our Board of Directors adopted the Cash Equity Plan.  Employees were eligible to receive awards of common shares at the discretion of the Compensation Committee of the Board of Directors.  Awards are common share equivalent units which may be exchanged for the market value of those shares.  The number of units available for grant, including those units outstanding and unexercised, cannot exceed two percent of the common shares outstanding at any given time.  The awards vest after three years from the date of grant and expire after five years.  No units were awarded in 2005, 2004 or 2003.  Compensation expense is recognized based on changes in the market value of the common shares.  The related compensation expense for this plan was $0.3 million in 2005, $0.8 million in 2004 and $0.3 million in 2003.  At December 31, 2005, units of 7,100 remain outstanding and unexercised.  No further grants or awards will be made under this plan.

Employee Stock Purchase Plan
In September 2000, our Board of Directors adopted the Employee Stock Purchase Plan, which our shareholders approved in May 2001.  The plan permits eligible employees to purchase common shares through payroll deductions of up to 10% of an employee’s compensation limited to $25,000 each year.  The purchase price of the shares is 85% of the market price on the last day of each month.  There were 200,000 common shares authorized under this plan and there were 67,298 shares available for future purchase as of December 31, 2005.

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

INDEX

No further grants will be made under these plans, however grants will be made under the 2004 Incentive and Performance Plan.

2004 Incentive and Performance Plan
In February 2004, our Board of Directors adopted the 2004 Incentive and Performance Plan, which our shareholders approved in May 2004.  A total of 1.2 million shares are reserved for issuance under the plan.  Employees and non-employee directors are eligible to receive awards at the discretion of the Compensation Committee.  The following types of awards may be granted under this plan:  options, appreciation rights, restricted shares, other share-based awards and non-discretionary awards.

In 2005, we granted 212,000 options to employees.  These options vest ratably over three years from the date of grant and expire after seven years if unexercised.  These options were awarded with exercise prices equal to their fair value on the date of grant, therefore no compensation expense was recognized.

In 2004, we granted 201,000 options to employees.  These options vest ratably over three years from the date of grant and expire after seven years if unexercised.  These options were awarded with exercise prices above their fair value on the date of grant, therefore no compensation expense was recognized.

In 2005, we issued 59,000 restricted shares to employees.  The weighted-average fair value of the restricted shares granted was $46.37 per share and $2.7 million of unearned compensation was reflected as a component of shareholders’ equity.  In 2004, we issued 74,500 restricted shares to employees.  The weighted-average fair value of the restricted shares granted was $21.78 per share and $1.6 million of unearned compensation was reflected as a component of shareholders’ equity.

These restricted shares vest in 2007 and 2008, however under certain circumstances some or all of the restricted shares may vest earlier.  Compensation expense is recognized over the vesting period.  Compensation expense of $1.3 million was recognized in 2005 and $0.2 million was recognized in 2004.  Restricted shares are not included in the calculation of basic earnings per share, however restricted shares are included in the calculation of diluted earnings per share.

In 2005, we issued 7,000 shares to non-employee directors and recognized compensation expense of $0.4 million.  These shares vest immediately, however trading is restricted for one year from the date of grant.

In 2004, we issued 16,800 shares to non-employee directors and recognized compensation expense of $0.3 million.  These shares vest immediately, however trading is restricted for one year from the date of grant.

INDEX

The following table summarizes options outstanding and changes:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at beginning of the year	1,377,898	$12.87	1,521,177	$12.20	1,515,183	$11.96
Options granted	212,000	$45.75	304,500	$16.83	185,750	$13.92
Options exercised	(430,692)	$11.39	(412,364)	$12.15	(88,547)	$10.10
Options forfeited	(9,250)	$16.81	(35,415)	$26.56	(91,209)	$13.79
Balance at end of the year	1,149,956	$19.46	1,377,898	$12.87	1,521,177	$12.20

Exercisable at end of the year	712,650	$12.63	956,650	$11.53	1,158,540	$12.22
Weighted average fair value of options granted at fair value	$24.69		$9.64		$8.87
Weighted average fair value of options granted above fair value	$ ―		$10.31		$ ―

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

•	expected term of approximately 6.8 years for 2005, 7.5 years for 2004 and 9 years for 2003
•	dividend yield of 0.84% in 2005, 1.51% in 2004 and 1.52% in 2003
•	expected share price volatility of 54.2% in 2005, 54.3% in 2004 and 55.0% in 2003
•	risk-free interest rates of 4.1% in 2005, 4.6% in 2004 and 3.9% in 2003

The following table summarizes information regarding options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$9.69 to $13.93	509,577	5.0	$11.54	464,015	$11.30
$14.00 to $19.50	428,379	6.2	$15.86	248,635	$15.10
$45.54 to $56.72	212,000	6.1	$45.75	―	―
$9.69 to $56.72	1,149,956	5.7	$19.46	712,650	$12.63

The following table summarizes equity compensation information as of December 31, 2005:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,228,706	$21.15	642,450
Equity compensation plans not approved by security holders	50,000(1)	$12.50	―
Total	1,278,706	$20.81	642,450

(1)
In February 1997, the Board of Directors authorized issuance of these options as an additional incentive to attract a member of senior management.  The exercise price was equal to the fair market value of the shares on the date the options were granted.  These options vested in February 2002 and expire 10 years from the date of grant.

INDEX

9. Income Taxes

The asset and liability method is used to account for income taxes.  Under this method, deferred tax assets and liabilities are recognized for tax credits and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Income taxes consist of the following (thousands):

	2005	2004	2003
Current income taxes
Federal	$72,650	$37,185	$8,258
State	10,738	5,503	588
	83,388	42,688	8,846

Deferred income taxes
Federal	(3,157)	(6,809)	2,240
State	(316)	(681)	316
	(3,473)	(7,490)	2,556

	$79,915	$35,198	$11,402

For the year ended December 31, 2003, income tax expense of $0.9 million associated with equity in earnings of an unconsolidated company was not included in the table above.

The tax benefit associated with non-statutory options exercised by employees under the various share plans reduced taxes payable by approximately $9.1 million in 2005, $2.0 million in 2004 and $0.1 million in 2003.  These tax benefits are recognized in additional paid-in capital, a component of shareholders’ equity.

A reconciliation of the differences between the U.S. statutory federal income tax rate and the effective tax rate as provided in the consolidated statements of income is as follows:

	2005	2004	2003
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.5	3.3	1.7
Non-deductible items	0.2	―	1.3
Earnings of minority interests	(2.3)	(2.3)	(1.4)
Domestic production deduction	(0.8)	―	―
Other	(0.1)	1.2	―
	35.5%	37.2%	36.6%

INDEX

Deferred income taxes are provided using the asset and liability method to reflect temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using presently enacted tax rates and laws.  The components of deferred income taxes included in the consolidated balance sheets were as follows (thousands):

	2005		2004
Deferred tax assets:
Inventory	$	―	$3,440
Other intangibles, net		―	2,279
Accrued expenses		10,009	10,425
Accrued compensation		13,692	8,407
Other		161	1,657
		23,862	26,208

Deferred tax liabilities:
Inventory		3,116	―
Deferred costs		1,889	1,952
Property and equipment		367	367
Depreciation		14,144	12,273
Other intangibles, net		5,489	―
		25,005	14,592

Net deferred tax (liabilities) assets		$(1,143)	$11,616

Classified in the balance sheet as:
Deferred income tax benefit (current assets)		$5,768	$11,913
Deferred income taxes (long-term liability)		(6,911)	(297)
		$(1,143)	$11,616

As a result of allocating purchase price to the assets acquired and liabilities assumed for acquisitions completed during 2005, we recorded a net deferred tax liability of $15.1 million.

Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized.  Management believes that it is more likely than not that our future operating results coupled with the existing deferred tax liabilities will generate sufficient taxable income to realize the deferred tax assets.

10.  Retirement Plans

We provide a savings and retirement plan for salaried and certain hourly employees whereby eligible employees may contribute a percentage of their earnings to a trust.  Matching contributions of $3.9 million for 2005, $3.3 million for 2004 and $2.8 million for 2003 were made to the trusts based on a percentage of the contributions made by the participating employees.

Additionally, there is a supplemental retirement plan for eligible participants.  Contributions are based on achieving certain operating performance and certain participants receive a guaranteed return ranging from zero to 9% based on years of service.  Contributions were $7.5 million in 2005, $3.6 million in 2004 and $1.7 million in 2003.  The plan’s investments are principally company-owned life insurance policies.  Payments are made to the participants or their beneficiaries over a 15-year period.

INDEX

11.  Financial Instruments

The estimated fair values of cash and cash equivalents, receivables, inventory, unbilled receivables, accounts payable and accruals are the same as their carrying amounts due to their short-term nature.  After giving effect to the interest rates swap contracts, the interest for our debt is 40% fixed and 60% variable.  The estimated market value of our debt, based on current interest rates for similar obligations with like maturities at December 31, 2005 was $2.8 million less than whereas December 31, 2004 was $1.7 million more than the amount of debt reported in the consolidated balance sheet.

Changes in interest rates expose us to financial market risk.  We currently utilize interest rate swap contracts to hedge interest exposure on our term note.  The interest rate swap contracts effectively convert $100 million of the term note to a fixed interest rate of 6.14% through June 2009.  Changes in the fair value of the interest rate swap contracts are recorded as accumulated other comprehensive loss, net, a separate component of shareholders’ equity, and are subsequently reclassified into interest expense as interest expense is recognized on the term note.

Derivative financial instruments are not utilized to hedge other risks or for speculative or trading purposes.

12.  Commitments and Contingencies

Operating Leases
We lease certain real property, vehicles and office equipment under operating leases.  Expense for these operating leases was $17.2 million in 2005, $11.4 million in 2004 and $9.9 million in 2003.  Certain of these leases are non-cancelable and have minimum lease payment requirements of $19.1 million in 2006, $16.3 million in 2007, $14.3 million in 2008, $12.1 million in 2009, $7.8 million in 2010 and $7.6 million thereafter.

Legal Proceedings
We are involved in litigation and other legal matters arising in the normal course of business.  In the opinion of management, the recovery or liability, if any, under any of these matters will not have a material effect on our financial position, results of operations or cash flows.

13.  Segment Information

The consolidated financial statements include operations from two reportable segments:  BMC Construction and BMC West.  These segments represent businesses that are managed separately.  Each of these businesses requires distinct operating and marketing strategies.  Management reviews financial performance based on these operating segments.

BMC Construction provides construction services to high-volume homebuilders.  These services include wood framing or concrete block masonry, concrete services, plumbing and other services.  Construction services include managing labor and construction schedules as well as sourcing materials.

As the result of a branding strategy, we changed the name of BMC Construction to SelectBuild Construction.  This change is expected to be formally announced in the first quarter of 2006.

INDEX

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

Selected financial information by segment is as follows (thousands):

	Sales			Income(1)(Loss)Before Taxes and		Equity in Net Income	Depreciation
	Total	Inter- Segment	Trade	Minority Interests		of Affiliates	and Amortization	Capital(2) Expenditures	Assets
Year Ended December 31, 2005
BMC Construction	$1,395,182	$(1,296)	$1,393,886	$160,957	$	―	$12,375	$62,611	$611,067
BMC West	1,519,903	(1,629)	1,518,274	151,030		―	14,988	17,335	447,619
Corporate	―	―	―	(72,631)		―	704	―	91,839
	$2,915,085	$(2,925)	$2,912,160	239,356	$	―	$28,067	$79,946	$1,150,525
Interest Expense				14,420
				$224,936

Year Ended December 31, 2004
BMC Construction	$753,956	$(255)	$753,701	$59,689	$	―	$8,216	$14,382	$268,498
BMC West	1,338,470	(1,146)	1,337,324	96,083		―	14,599	17,036	409,160
Corporate	―	―	―	(47,664)		―	497	―	65,386
	$2,092,426	$(1,401)	$2,091,025	108,108	$	―	$23,312	$31,418	$743,044
Interest Expense				13,560
				$94,548

Year Ended December 31, 2003
BMC Construction	$408,929	$(762)	$408,167	$18,954		$1,431	$4,410	$5,555	$187,479
BMC West	1,007,373	(469)	1,006,904	54,826		―	15,315	12,121	390,764
Corporate	―	―	―	(33,351)		―	1,060	―	25,956
	$1,416,302	$(1,231)	$1,415,071	40,429		$1,431	$20,785	$17,676	$604,199
Interest Expense				9,279
				$31,150

(1)	See Note 3 for an explanation of asset impairments affecting our segments.
(2)	Property and equipment from acquisitions are included as capital expenditures.

INDEX

14.  Quarterly Results of Operations (unaudited)

Operating results by quarter for 2005 and 2004 were as follows (thousands, except per share data):

	Fourth	Third	Second	First
2005
Sales	$817,883	$819,828	$701,521	$572,928
Income from operations	$62,336	$75,820	$60,892	$40,308
Net income	$33,481(2)	$41,564	$33,314(1)	$21,148

Net income per diluted common share	$2.25	$2.81	$2.28	$1.47
Common share prices:
High	$96.22	$97.31	$72.26	$49.73
Low	$68.21	$69.36	$44.00	$34.00

2004
Sales	$539,309	$591,480	$543,393	$416,843
Income from operations	$35,904	$35,080	$26,473	$10,651
Net income	$19,046(4)	$18,096	$12,580	$4,188(3)

Net income per diluted common share	$1.34	$1.29	$0.92	$0.31
Common share prices:
High	$38.94	$27.65	$19.28	$18.33
Low	$25.62	$16.97	$15.70	$14.90

(1)	Includes impairment of $0.3 million net of tax for certain customer relationships of BMC Construction.
(2)	Includes impairment of $0.5 million net of tax for goodwill of BMC Construction.
(3)	Includes impairment of $0.8 million net of tax for certain properties of BMC West.
(4)	Includes impairment of $0.6 million net of tax for goodwill of BMC West and a $3.8 million net of tax reduction of expenses for lower than expected insurance costs.

INDEX

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for the preparation and fair presentation of the consolidated financial statements included in this annual report.  The consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles and reflect management’s judgments and estimates concerning events and transactions that are accounted for or disclosed.

Our management is also responsible for establishing and maintaining effective internal control over financial reporting.  Our internal control over financial reporting includes those policies and procedures that pertain to our ability to record, process, summarize and report reliable financial data.  Management recognizes that there are inherent limitations in the effectiveness of any internal control and effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.  Additionally, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that the internal controls over financial reporting are effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2005.  Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our assessment excluded the internal controls over financial reporting for acquisitions completed subsequent to June 30, 2005, which included a 51% interest in BBP Companies (concrete services business) and the acquisition of Campbell Companies (concrete and plumbing services business), Quality Truss (a truss manufacturing business) and HnR Framing Systems and Home Building Components (framing services business).  These recent acquisitions comprised 14.2% of our tangible assets and 6.9% of our sales as of and for the year ended December 31, 2005.  Based on this assessment, management concluded that as of December 31, 2005, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report, has issued an attestation report on management’s assertion with respect to the effectiveness of our internal control over financial reporting as of December 31, 2005.

Date: February 24, 2006	/s/ Robert E. Mellor
Robert E. Mellor Chairman of the Board, President and Chief Executive Officer

Date: February 24, 2006	/s/ William M. Smartt
William M. Smartt Senior Vice President and Chief Financial Officer

INDEX

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Building Materials Holding Corporation:

We have audited the accompanying consolidated balance sheets of Building Materials Holding Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2005 and 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Building Materials Holding Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Building Materials Holding Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California
February 24, 2006

INDEX

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Building Materials Holding Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, appearing in Item 9A, Controls and Procedures, that Building Materials Holding Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Building Materials Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Building Materials Holding Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, Building Materials Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

INDEX

Building Materials Holding Corporation acquired a 51% interest in BBP Companies and a 100% interest in Campbell Companies, Quality Truss, and HnR Framing Systems and Home Building Components subsequent to June 30, 2005, and management excluded from its assessment of the effectiveness of Building Materials Holding Corporation’s internal control over financial reporting as of December 31, 2005, these entities’ internal control over financial reporting. These entities comprise 14.2% of tangible assets and 6.9% of sales included in the consolidated financial statements of Building Materials Holding Corporation and subsidiaries as of and for the year ended December 31, 2005.  Our audit of internal control over financial reporting of Building Materials Holding Corporation also excluded an evaluation of the internal control over financial reporting of these entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Building Materials Holding Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2005, and our report dated February 24, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California
February 24, 2006

INDEX

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Building Materials Holding Corporation:

In our opinion, the consolidated statements of income, shareholders’ equity and cash flows for the year ended December 31, 2003 listed in the accompanying index appearing under Item 15(a) (1) present fairly, in all material respects, the results of operations and cash flows of Building Materials Holding Corporation and its subsidiaries for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule for the year ended December 31, 2003 listed in the accompanying index appearing under Item 15(a)(2)  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 12, 2004

INDEX

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

Changes in Internal Controls
Our disclosure controls and procedures and internal controls over financial reporting are routinely evaluated and tested for effectiveness.  These evaluations are discussed with management and the Audit Committee of the Board of Directors.  As a result of these evaluations, revisions and corrective actions are made to ensure the continuing effectiveness of our disclosure controls and procedures and internal controls over financial reporting.

There were no changes in the design or operation of our internal controls over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Refer to management’s report on internal control over financial reporting presented in Item 8 - Financial Statements and Supplementary Data (page 62).

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Refer to report of independent registered public accounting firm presented in Item 8 - Financial Statements and Supplementary Data (page 64).

ITEM 9B.  Other Information

None.

INDEX

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

Directors
Directors hold office until the annual meeting of shareholders or until election of a successor, resignation, removal or death.

Name	Age	Position and Business Experience

Robert E. Mellor	62

Mr. Mellor became Chairman of the Board of Directors in 2002 and has been President and Chief Executive Officer since 1997. He has been a director since 1991. He was previously Of Counsel with the law firm of Gibson, Dunn & Crutcher LLP from 1990 to 1997. He is a director for Coeur d’Alene Mines Corporation, The Ryland Group, Monro Muffler Brake and the California Chamber of Commerce. He is also on the board of councilors of Save-the-Redwoods League. He does not serve on the audit committee of any of these boards. Mr. Mellor intends to remove himself as a director from one of these boards in 2006.

Alec F. Beck	49

Mr. Beck has served as a director since 1996. He is President of Hogan’s Alley, Inc., since 2002, which is the general partner of Lithoprint Co., a printing company, and since 1998, AGC Partners, Ltd., an investment partnership with operations in Austin, Texas.

Sara L. Beckman	49

Dr. Beckman has served as a director since 2002. She is a faculty member of the Operations and Information Technology Management group at the Haas School of Business at University of California - Berkeley where she has been for nearly twenty years. Her teaching and research focus on operations strategy and innovation management. She has also worked in several corporate positions at Hewlett-Packard Company, and as a consultant for Booz, Allen and Hamilton.

Eric S. Belsky	44

Dr. Belsky is nominated for election to the board for the first time. He is a specialist in housing finance, economics and policy. He has nearly 20 years experience conducting research on a wide range of housing and urban topics for public and private sector organizations and clients. He currently is the Executive Director of the Joint Center for Housing Studies at Harvard University and has been for over 5 years. Since 2004, he has been a Lecturer in the Harvard Graduate School of Design. He also served as Research Director for the Millennial Housing Commission 2001-2002, a bipartisan commission appointed by the United States Congress. Dr. Belsky also serves as a director of Champion Enterprises, Inc.

INDEX
James K. Jennings, Jr.	64
Mr. Jennings has served as a director since 2003. Since January 2005, Mr. Jennings has served as Executive Vice President and Secretary of both Ashbrook Simon-Hartley GP, LLC, and Ashbrook Simon-Hartley Operations GP, LLC, the general partners of limited partnerships which own the assets of a manufacturer of waste water treatment equipment with operations in the U.S., U.K. and Chile. He is Executive Vice President, Chief Financial Officer and Director of Atreides Capital, LLC, a private equity investment firm that specializes in the acquisition and operation of middle market manufacturing and distribution companies. He previously served as Executive Vice President, Chief Financial Officer and Director of Consolidation Partners, L.L.C., a privately-held merchant banking organization. Prior to that, he served as Executive Vice President and Chief Financial Officer of Loomis, Fargo & Co. and its predecessor organization, a cash-in-transit service provider, from 1994 to January 2003.

Norman J. Metcalfe	63
Mr. Metcalfe is nominated for election to the board for the first time. For several years he has managed his own investment and real estate business. He has served as Vice Chairman and Chief Financial Officer of The Irvine Company, one of the nation's largest real estate and community development companies. Mr. Metcalfe also serves on the boards of The Ryland Group and The Tejon Ranch Company.

R. Scott Morrison, Jr.	66
Mr. Morrison has served as a director since 2004. For over 5 years, he has been the owner and President of Morrison Properties, a real estate development firm, and a partner in City Center Business Offices, a company that rents business suites on a short-term basis and is based in Fort Lauderdale, Florida. He is formerly a partner and divisional President for the Florida based Arvida Corporation, a real estate firm. Mr. Morrison is also a development principal in the Boca Raton Innovation Center now known as the Florida Atlantic Research Park. Mr. Morrison was also a limited partner in Memphis Prince, L.P., d/b/a Audubon Park Place, which owns a 120 unit apartment building in Memphis, Tennessee, until 2005 when it was sold and he served as the President of the general partner, RSM II, Inc, until 2005 when it was dissolved. The limited partnership filed for protection under Chapter 11 of the federal bankruptcy laws in late 2003 and the court approved a reorganization plan late in 2004.

Peter S. O’Neill	68
Mr. O’Neill has served as a director since 1993. He is the founder of O’Neill Enterprises, LLC., a residential development and homebuilding company which he founded in 1979, and is currently chairman of PON, LLC and related companies. He currently serves on the Board of Trustees and as a member of the Governance Committee for Albertson College of Idaho. He is a member of the Urban Land Institute and is currently serving as a director of IDACORP and Idaho Power Company.

INDEX

Richard G. Reiten	66

Mr. Reiten has served as a director since 2001. He is currently a director for Northwest Natural Gas Co. and was CEO from 2000 to 2002 as well as Chairman of the board until 2005. He is also a director of U.S. Bancorp, Regence Group, IDACORP and National Fuel and Gas. Mr. Reiten is past Chairman of the Board for the American Gas Association and serves on the board of the Associated Electric & Gas Insurance Services Limited. He is also a trustee of the Board of The Nature Conservancy of Oregon, the Oregon Business Council and the Oregon Community Foundation.

Executive Officers

Name	Age	Position and Business Experience

Robert E. Mellor	62

Chairman of the Board, President and Chief Executive Officer
Mr. Mellor became Chairman of the Board of Directors in 2002 and has been President and Chief Executive Officer since 1997. He has been a director since 1991. He was previously Of Counsel with the law firm of Gibson, Dunn & Crutcher LLP from 1990 to 1997. He is a director for Coeur d’Alene Mines Corporation, The Ryland Group, Monro Muffler Brake and the California Chamber of Commerce. He is also on the board of councilors of Save-the-Redwoods League. He does not serve on the audit committee of any of these boards. Mr. Mellor intends to remove himself as a director from one of these boards in 2006.

William M. Smartt	63

Senior Vice President and Chief Financial Officer
Mr. Smartt has been a Senior Vice President and Chief Financial Officer since April 2004.  Prior to joining the Company, he was an independent consultant from August 2001 to March 2004.  From 1992 to 2001, he was Executive Vice President, Chief Financial and Administrative Officer of DHL Express, a leader in international air express service.  His previous experience as a Chief Financial Officer included ten years with Di Giorgio Corporation, a Fortune 500 Company, whose product lines included the distribution of building materials, prefabricated components and framing services.

Michael D. Mahre	46

Senior Vice President - Corporate Development, President and Chief Executive Officer - BMC Construction
Mr. Mahre was elected a Senior Vice President in 2003.  He was elected Vice President of Corporate Development in 2001 and Chief Executive Officer of BMC Construction in 2002.  He joined the Company in 1999 as Director of Financial Planning and Analysis. Mr. Mahre was a principal of The Cambria Group, a private equity investment firm, from 1997 to 1998.

INDEX

Stanley M. Wilson	61

Senior Vice President, President and Chief Executive Officer - BMC West
Mr. Wilson was elected President and CEO of BMC West in 2004 and was appointed Senior Vice President in 2003.  He was elected Vice President in 2000 and was General Manager of the Pacific Division of BMC West from 1993 to 2003.  Mr. Wilson has been with the company since its beginning in 1987.  His previous experience includes 19 years with the building materials distribution business of Boise Cascade Corporation.

Eric R. Beem	36

Vice President and Controller
Mr. Beem was appointed Vice President in January 2006 and Controller in April 2005.  He joined the Company as Accounting Manager in 1996.  Mr. Beem is a Certified Public Accountant and his experience includes three years with an international public accounting firm.

John D. Fa	35

Vice President, Real Estate
Mr. Fa joined the company as Vice President, Real Estate in December 2005.  He previously served from 1999 to 2005 as Associate Director for Development at Presidio Trust in San Francisco.

Mark R. Kailer	52

Vice President, Treasurer and Investor Relations
Mr. Kailer has been Vice President and Treasurer since 2003.  He joined the company in 2000 as Assistant Treasurer.  He was previously Senior Manager of Treasury Services at Circle International Group, a publicly-traded global logistics company based in San Francisco, from 1997 to 2000.

Jeffrey F. Lucchesi	52

Senior Vice President, Chief Information Officer
Mr. Lucchesi joined the company in August 2004 as Senior Vice President and Chief Information Officer.  From 2000 to 2004, he was Senior Vice President of Worldwide Operations for Corio, Inc., an enterprise application service provider.  Mr. Lucchesi also served from 1994 to 2000 as Vice President and Chief Information Officer for DHL Express, a leader in international air express services.

Steven H. Pearson	58

Senior Vice President - Human Resources
Mr. Pearson has been Senior Vice President of Human Resources since 2001.  From 1987 through 2001 he served as Vice President of Human Resources.  Mr. Pearson has been with the Company since its beginning in 1987.  His previous experience also includes 18 years in the human resource function of Boise Cascade Corporation.

INDEX

Paul S. Street	57

Senior Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary
Mr. Street joined the Company in 1999 as Senior Vice President, General Counsel and Corporate Secretary and has been Chief Administrative Officer since 2001.  He previously served as our outside General Counsel & Secretary while a partner of the law firm of Moffatt, Thomas, Barrett, Rock & Fields.

Certain Relationships and Legal Proceedings
Christopher Reiten is the son of Richard G. Reiten, a member of our Board of Directors.  Christopher is not an officer and his compensation is not approved by the Compensation Committee of the Board of Directors. He received compensation of $202,680 as Director of Business Development and Fleet Operations for BMC West in 2005.

During the past five years, there has been no litigation or legal proceeding involving a director or executive officer.

Audit Committee Financial Expert
The Audit Committee of the Board of Directors consists of Alec F. Beck, Sara L. Beckman, Eric S. Belsky, James K. Jennings, Jr. and Norman J. Metcalfe.  Each member is independent as defined under the NASDAQ rules.  The Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial accounting matters to serve on the Audit Committee.  James K. Jennings, Jr. is an audit committee financial expert, as defined by the rules of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors and persons owning more than 10% of a registered class of equity securities to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers.  These reporting persons are also required by SEC regulations to furnish us with copies of all ownership forms filed.  Based on review of such forms and written representations from reporting persons, we are in compliance with filing requirements as of December 31, 2005, except for one late Form 4 filing for John Fa, Michael Mahre and Paul Street, and two late filings for Ellis Goebel.

Code of Ethics
We have adopted a Code of Ethics and Code of Business Conduct for our directors, chief executive officer, chief financial officer, controller, other officers and employees.  Also, we have adopted a Corporate Governance Guidelines for our directors.  These codes and guidelines require directors, officers and employees to act with honesty and integrity, avoiding actual or apparent conflicts of interest.  As we become aware of issues, prompt action is taken.  Copies are available free of charge on our website at www.bmhc.com, by accessing Investor Information and then Corporate Governance.

ITEM 11.  Executive Compensation

The information required by this item is included in our Proxy Statement under the captions Executive Compensation and Other Information, Compensation Committee Report on Executive Compensation, and Performance Graph and is incorporated herein by reference.  Our Proxy Statement will be filed within 120 days of our year end of December 31, 2005.

INDEX

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management is included in our Proxy Statement under the caption Security Ownership of Certain Beneficial Owners and Management and is incorporated herein by reference.

The information relating to securities authorized for issuance under equity compensation plans is included in our Proxy Statement under the caption Executive Compensation Plan Information and is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

The information required by this item is included in our Proxy Statement under the caption Certain Relationships and Other Transactions and is incorporated herein by reference.

ITEM 14.  Principal Accounting Fees and Services

The information required by this item is included in our Proxy Statement under the caption Fees Paid to Independent Accountants and is incorporated herein by reference.

INDEX

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

	1.	Financial Statements as filed under Item 8 - Financial Statements and Supplementary Data:

• Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
• Consolidated Balance Sheets as of December 31, 2005 and 2004
• Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003
• Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
• Notes to Consolidated Financial Statements
• Management’s Report on Internal Control Over Financial Reporting
• Reports of Independent Registered Public Accounting Firms

	2.	Financial Statement Schedules:
• Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003 (page 75)
• Report of Independent Registered Public Accounting Firm (page 76)

Schedules other than those listed are omitted because they are not applicable or the required information is presented in the financial statements and related disclosures.

	3.	Exhibits:

A list of the exhibits required to be filed as part of this report are presented in the Exhibit Index (page 77).

INDEX

Schedule II
Valuation and Qualifying Accounts
(thousands)

Deductions to Accounts Receivable: Allowance for Returns, Discounts and Doubtful Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions(1)	Balance at End of Year

Year Ended December 31, 2005	$4,367	$ 447	$ ―	$1,058	$3,756
Year Ended December 31, 2004	$2,425	$2,804	$ ―	$ 862	$4,367
Year Ended December 31, 2003	$2,022	$1,818	$ ―	$1,415	$2,425

(1)	Represents write-offs of uncollectible receivables, net of recoveries.

INDEX

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Building Materials Holding Corporation:

Under date of February 24, 2006, we reported on the consolidated balance sheets of Building Materials Holding Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2005, which report and consolidated financial statements are included in this annual report on Form 10-K.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for the years ended December 31, 2005 and 2004 listed in Item 15(a)(2) of this Form 10-K.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the 2005 and 2004 financial statement schedule referred to above, when considered in relation to the 2005 and 2004 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

San Francisco, California
February 24, 2006

INDEX
Exhibit Index Filed with the Annual Report on Form 10-K
For the Year Ended December 31, 2005

Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.50	Amended Certificate of Incorporation filed with the Delaware Secretary of State on September 23, 1997	8-K12G3	000-23135	3.(i) 1	September 24, 1997

3.50.1	Certificate of Amendment of Certificate of Incorporation of Building Materials Holding Corporation (filed with this Form)

3.60.1	Amended and Restated By-laws	10-Q	000-23135	3.7	November 14, 2001

4.70	Rights Agreement Dated September 19, 1997, as Amended November 5, 1998	10-K405	000-23135	10.27	March 30, 1999

10.10	Amended and Restated Credit Agreement dated as of June 30, 2005 among Building Materials Holding Corporation, BMC West Corporation and other Subsidiary Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Co-Lead Arranger, Sole Book Runner and L/C Issuer, and Suntrust Bank as Co-Lead Arranger and Syndication Agent and the other financial institutions party hereto	8-K	000-23135	10.1	July 6, 2005

10.20*	Amended and Restated 1992 Non-Qualified Stock Plan	10-K	000-23135	10.33	March 28, 1997

10.20.1*	Non-Qualified Option Agreement between Michael Mahre and BMC West Corporation Pursuant to the 1992 Non-Qualified Stock Option Plan (filed with this Form)

10.21*	Amended and Restated 1993 Employee Stock Option Plan	10-K	000-23135	10.34	March 28, 1997

10.21.1*	Non-Statutory Stock Option Agreement Pursuant to the Amended and Restated 1993 Employee Stock Option Plan (filed with this Form)

10.22*	Second Amended and Restated Non-Employee Director Stock Option Plan (filed with this Form)

10.23*	Building Materials Holding Corporation 2000 Stock Incentive Plan	S-8	333-44260	4	August 22, 2000

10.23.1*	Non-Statutory Stock Option Agreement Pursuant to the 2000 Stock Incentive Plan (filed with this Form)

10.24*	Building Materials Holding Corporation Employee Stock Purchase Plan	S-8	333-47122	4	October 2, 2000

10.25*	Building Materials Holding Corporation 2004 Incentive and Performance Plan	S-8	333-117237	4	July 8, 2004

10.25.1*	Stock Option Agreement Pursuant to the 2004 Incentive and Performance Plan (filed with this Form)

10.26*	Cash Equity Plan (filed with this Form)

10.27*	Stock Option Agreement Between Robert E. Mellor and BMC West Corporation (filed with this Form)

10.40*	Building Materials Holding Corporation 2005 Bonus Program BMHC Officers (filed with this Form)

INDEX

Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.40.1*	Incentive and Performance Compensation Pursuant to 2005 Financial Performance	10-Q	000-23135	10.431	August 3, 2005

10.41*	Building Materials Holding Corporation 2005 Bonus Program BMC West Senior Management (filed with this Form)

10.42*	Building Materials Holding Corporation 2005 Bonus Program BMC Construction Management (filed with this Form)

10.43*	Building Materials Holding Corporation 2005 Deferred Compensation Plan for Directors (filed with this Form)

10.44*	Building Materials Holding Corporation 2005 Deferred Compensation Plan for Executives (filed with this Form)

10.45*	Building Materials Holding Corporation General Terms and Conditions BMHC Officers and BMHC Key Management 2003 Long-Term Cash Incentive Plan (filed with this Form)

10.46*	Building Materials Holding Corporation General Terms and Conditions BMHC Officers and BMHC Key Management 2005 Long-Term Cash Incentive Plan (filed with this Form)

10.47*	Building Materials Holding Corporation General Terms and Conditions BMHC Officers and BMHC Key Management 2005 Long-Term Cash Incentive Plan (filed with this Form)

10.48*	Building Materials Holding Corporation General Terms and Conditions BMC Construction Key Management 2003 Long-Term Cash Incentive Plan (filed with this Form)

10.60*	Building Materials Holding Corporation 2002 Executives Supplemental Retirement Income Plan as amended and restated December 31, 2002 (filed with this Form)

INDEX
Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.60.1*	Building Materials Holding Corporation 2005 Executives Supplemental Retirement Income Plan (filed with this Form)

10.70*	Amended and Restated Severance Plan for Certain Key Executive Officers, Senior Management and Key Employees of the Company and its Subsidiaries as Adopted by the Board of Directors on February 17, 2000	10-K	000-23135	10.37	March 31, 2000

10.70.1*	First Amendment to the Severance Plan for Certain Executive Officers, Senior Management and Key Employees of Building Materials Holding Corporation, Effective as of June 16, 2005	8-K	000-23135	10.46	June 20, 2005

10.80	Amended Form of Indemnity Agreement Between the Company and its Officers and Directors	10-K	000-23135	10.7.1	March 26, 2003

10.90*	Employment Agreement by and Between Robert E. Mellor and the Company as of June 1, 2002	10-K	000-23135	10.4	March 26, 2003

10.90.1*	First Amendment to Employment Agreement Between Robert E. Mellor and the Company as of February 23, 2004	10-K	000-23135	10.41	March 15, 2004

10.90.2*	Second Amendment to the Employment Agreement Between Robert E. Mellor and Building Materials Holding Corporation as of June 16, 2005	8-K	000-23135	10.45	June 20, 2005

10.91*	Employment Agreement by and Between William M. Smartt and the Company as of April 1, 2004 (filed with this Form)

21.0	Subsidiaries of Building Materials Holding Corporation (filed with this Form)

23.1	Consent of KPMG LLP (filed with this Form)

INDEX

Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

23.2	Consent of PricewaterhouseCoopers LLP (filed with this Form)

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this Form)

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this Form)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this Form)

*Indicates a management contract or compensatory plan

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Building Materials Holding Corporation

Date: February 27, 2006	/s/ Robert E. Mellor
Robert E. Mellor
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Mellor	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2006
Robert E. Mellor

/s/ William M. Smartt	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2006
William M. Smartt

/s/ Eric R. Beem	Vice President and Controller (Principal Accounting Officer)	February 27, 2006
Eric R. Beem

/s/ Alec F. Beck	Director	February 27, 2006
Alec F. Beck

/s/ Sara L. Beckman	Director	February 27, 2006
Sara L. Beckman

/s/ Eric S. Belsky	Director	February 27, 2006
Eric S. Belsky

/s/ James K. Jennings, Jr.	Director	February 27, 2006
James K. Jennings, Jr.

/s/ R. Scott Morrison, Jr.	Director	February 27, 2006
R. Scott Morrison, Jr.

/s/ Peter S. O’Neill	Director	February 27, 2006
Peter S. O’Neill

/s/ Richard G. Reiten	Director	February 27, 2006
Richard G. Reiten

INDEX

List of Exhibits Filed

Exhibit
Number	Exhibit Description

3.50.1	Certificate of Amendment of Certificate of Incorporation of Building Materials Holding Corporation

10.20.1*	Non-Qualified Option Agreement between Michael Mahre and BMC West Corporation Pursuant to the 1992 Non-Qualified Stock Option Plan

10.21.1*	Non-Statutory Stock Option Agreement Pursuant to the Amended and Restated 1993 Employee Stock Option Plan

10.22*	Second Amended and Restated Non-Employee Director Stock Option Plan

10.23.1*	Non-Statutory Stock Option Agreement Pursuant to the 2000 Stock Incentive Plan

10.25.1*	Stock Option Agreement Pursuant to the 2004 Incentive and Performance Plan

10.26*	Cash Equity Plan

10.27*	Stock Option Agreement Between Robert E. Mellor and BMC West Corporation

10.40*	Building Materials Holding Corporation 2005 Bonus Program BMHC Officers

10.41*	Building Materials Holding Corporation 2005 Bonus Program BMC West Senior Management

10.42*	Building Materials Holding Corporation 2005 Bonus Program BMC Construction Management

10.43*	Building Materials Holding Corporation 2005 Deferred Compensation Plan for Directors

10.44*	Building Materials Holding Corporation 2005 Deferred Compensation Plan for Executives

10.45*	Building Materials Holding Corporation General Terms and Conditions BMHC Officers and BMHC Key Management 2003 Long-Term Cash Incentive Plan

10.46*	Building Materials Holding Corporation General Terms and Conditions BMHC Officers and BMHC Key Management 2004 Long-Term Cash Incentive Plan

10.47*	Building Materials Holding Corporation General Terms and Conditions BMHC Officers and BMHC Key Management 2005 Long-Term Cash Incentive Plan

10.48*	Building Materials Holding Corporation General Terms and Conditions BMC Construction Key Management 2003 Long-Term Cash Incentive Plan

10.60*	Building Materials Holding Corporation 2002 Executives Supplemental Retirement Income Plan as Amended and Restated December 31, 2002

10.60.1*	Building Materials Holding Corporation 2005 Executives Supplemental Retirement Income Plan

10.91*	Employment Agreement by and Between William M. Smartt and the Company as of April 1, 2004

21.0	Subsidiaries of Building Materials Holding Corporation

23.1	Consent of KPMG LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates a management contract or compensatory plan.