Form 10-Q
period 2006-03-31
BUILDING MATERIALS HOLDING CORP
filed 2006-05-08
CIK 1046356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-19335

www.bmhc.com

BUILDING MATERIALS HOLDING CORPORATION

Delaware	91-1834269
(State of incorporation)	(I.R.S. Employer Identification No.)

Four Embarcadero Center, Suite 3200, San Francisco, CA 94111

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
Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock as of May 4, 2006 was 28,948,472.

BUILDING MATERIALS HOLDING CORPORATION

FORM 10-Q

For the Period Ended March 31, 2006

Item 1 - Financial Statements

Building Materials Holding Corporation
Consolidated Statements of Income
(thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31
	2006	2005
Sales
Construction services	$548,905	$280,045
Building products	335,652	292,883
Total sales	884,557	572,928

Costs and operating expenses
Cost of goods sold
Construction services	448,300	227,484
Building products	246,792	215,648
Selling, general and administrative expenses	136,866	89,993
Other income, net	(1,787)	(505)
Total costs and operating expenses	830,171	532,620

Income from operations	54,386	40,308

Interest expense	5,590	3,198

Income before income taxes and minority interests	48,796	37,110

Income taxes	17,810	12,961

Minority interests income, net of income taxes	(2,917)	(3,001)

Net income	$28,069	$21,148

Net income per share:
Basic	$0.98	$0.76
Diluted	$0.95	$0.73

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Balance Sheets
(thousands, except share data)
(unaudited)

	March 31	December 31		March 31	December 31
	2006	2005		2006	2005
Assets			Liabilities, Minority Interests and Shareholders’ Equity
Cash and cash equivalents	$30,270	$30,078
Marketable securities	8,025	3,645	Accounts payable	$191,189	$146,627
Receivables, net of			Accrued compensation	51,370	65,928
allowances of $4,534 and $3,756	412,581	363,527	Insurance deductible reserves	24,816	21,872
Inventory	193,663	168,282	Other accrued liabilities	95,458	51,579
Unbilled receivables	86,378	56,128	Billings in excess of costs
Deferred income taxes	7,440	5,768	and estimated earnings	40,454	33,799
Prepaid expenses and other	9,292	6,967	Current portion of long-term debt	11,939	10,131
Total current assets	747,649	634,395	Total current liabilities	415,226	329,936

Property and equipment			Deferred income taxes	8,375	6,911
Land	48,201	47,328	Insurance deductible reserves	25,125	20,753
Buildings and improvements	124,363	118,556	Long-term debt	356,151	278,169
Equipment	176,625	166,633	Other long-term liabilities	34,601	30,689
Construction in progress	10,345	9,485	Total liabilities	839,478	666,458
Accumulated depreciation	(127,606)	(121,525)
Marketable securities	24,613	28,875	Minority interests	10,770	14,006
Deferred loan costs	3,408	3,616
Other long-term assets	26,270	20,465	Commitments and contingent liabilities	―	―
Other intangibles, net	78,269	55,227
Goodwill	238,162	187,470	Shareholders’ equity
Total assets	$1,350,299	$1,150,525	Common shares, $0.001 par value:
			authorized 50 million
			shares; issued and
			outstanding 28,939,776
			and 28,758,580 shares	29	29
			Additional paid-in capital	145,022	143,780
			Unearned compensation	―	(2,698)
			Retained earnings	353,638	328,463
			Accumulated other comprehensive income, net	1,362	487
			Total shareholders’ equity	500,051	470,061

			Total liabilities, minority interests and shareholders’ equity	$1,350,299	$1,150,525

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Shareholders’ Equity
(thousands)
(unaudited)

							Accumulated Other
							Comprehensive Income (Loss)
							Net Unrealized Gain (Loss) From
							Interest
			Additional				Rate
	Common Shares		Paid-In		Unearned	Retained	Swap	Marketable
	Shares	Amount	Capital		Compensation	Earnings	Contracts	Securities	Total
Balance at December 31, 2004	27,705	$28	$124,580		$(1,383)	$205,812	$(1,362)	$3	$327,678

Net income						21,148			21,148
Unrealized gain							2,394		2,394
Taxes for unrealized gain							(922)		(922)
Unrealized loss								(247)	(247)
Tax benefit for unrealized loss								95	95
Comprehensive income									22,468

Issuance of restricted shares	114		2,596		(2,596)				―
Earned compensation expense					254				254
Share options exercised	230		1,451						1,451
Tax benefit for share options exercised			1,387						1,387
Shares issued from Employee Plan	9		182						182
Cash dividends on common shares						(1,122)			(1,122)
Balance at March 31, 2005	28,058	$28	$130,196		$(3,725)	$225,838	$110	$(149)	$352,298

Balance at December 31, 2005	28,759	$29	$143,780		$(2,698)	$328,463	$736	$(249)	$470,061

Net income						28,069			28,069
Unrealized gain							1,440		1,440
Taxes for unrealized gain							(554)		(554)
Unrealized loss								(103)	(103)
Tax benefit for unrealized loss								92	92
Comprehensive income									28,944

Reclassify unearned compensation -restricted shares			(2,698)		2,698				―
Earned compensation - options			2,198						2,198
Earned compensation - restricted shares			723						723
Issuance of restricted shares	138
Share options exercised	32		291						291
Tax benefit for share options exercised			328						328
Shares issued from Employee Plan	11		400						400
Cash dividends on common shares						(2,894)			(2,894)
Balance at March 31, 2006	28,940	$29	$145,022	$	―	$353,638	$1,622	$(260)	$500,051

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Cash Flows
(thousands)
(unaudited)
Three Months Ended
March 31
Operating Activities	2006	2005
Net income	$28,069	$21,148
Items in net income not using (providing) cash:
Minority interests, net	2,917	3,001
Share-based compensation	2,980	281
Depreciation and amortization	10,390	5,570
Loss on sale of assets, net	27	81
Deferred income taxes	(208)	(1,174)
Tax benefit for share options	―	1,387
Changes in assets and liabilities, net of effects of acquisitions and sales of business units:
Receivables, net	(19,399)	(20,994)
Inventory	(15,096)	(31,956)
Unbilled receivables	(22,510)	(6,251)
Prepaid expenses and other current assets	(2,257)	3,981
Accounts payable	35,094	22,813
Accrued compensation	(15,745)	285
Insurance deductible reserves	2,944	5,419
Other accrued liabilities	16,019	6,800
Billings in excess of costs and estimated earnings	(4,425)	5,003
Other long-term assets and liabilities	(4,068)	(537)
Other, net	(370)	(732)
Cash flows provided by operating activities	14,362	14,125

Investing Activities
Purchases of property and equipment	(10,409)	(8,345)
Acquisitions and investments in businesses, net of cash acquired	(80,005)	(4,713)
Proceeds from dispositions of property and equipment	425	68
Purchase of marketable securities	(253)	(169)
Other, net	(1,777)	(1,027)
Cash flows used by investing activities	(92,019)	(14,186)

Financing Activities
Net borrowings under revolver	80,700	13,100
Principal payments on term note	(313)	(313)
Net (payments) borrowings on other notes payable	(688)	458
Increase in book overdrafts	329	718
Proceeds from share options exercised	291	1,451
Tax benefit for share options	328	―
Dividends paid	(2,158)	(1,108)
Deferred financing costs	―	(348)
Distributions to minority interests	(245)	―
Other, net	(395)	73
Cash flows provided by financing activities	77,849	14,031

Increase in Cash and Cash Equivalents	192	13,970

Cash and cash equivalents, beginning of year	30,078	19,496
Cash and cash equivalents, end of year	$30,270	$33,466

Supplemental Disclosure of Cash Flow Information
Accrued but unpaid dividends	$2,893	$1,122
Cash paid for interest	$4,923	$2,996
Cash paid for income taxes	$13,146	$8,125

Supplemental Disclosure of Non-cash Investing Activities
Fair value of assets acquired	$133,143	$17,910
Liabilities assumed	$53,138	$13,197
Cash paid for acquisitions and investments in businesses, net of cash acquired	$80,005	$4,713

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The quarterly consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The quarterly consolidated financial statements have not been audited by independent registered public accountants. However, in the opinion of management, all adjustments necessary, including those of a normal and recurring nature, to present fairly the results for the periods have been included. The preparation of these consolidated financial statements required estimates and assumptions. Actual results may differ from those estimates.

Certain reclassifications have been made to amounts reported in prior periods, none of which affected financial position, results of operations or cash flows.

Common Share Split
On February 14, 2006, our Board of Directors approved a two for one split of our outstanding common shares. Shareholders as of February 28, 2006 received a stock dividend of one additional common share for every common share they owned. All share and per share information for all prior periods presented has been retroactively adjusted to reflect this share split.

2. Net Income Per Share

Net income per share was determined using the following information (thousands, except per share data):

	Three Months Ended
	March 31
	2006	2005
Net income	$28,069	$21,148

Weighted average shares used to determine basic net income per share	28,524	27,670
Net effect of dilutive stock options and restricted stock (1)	1,049	1,195
Weighted average shares used to determine diluted net income per share	29,573	28,865

Net income per share:
Basic	$0.98	$0.76
Diluted	$0.95	$0.73

Cash dividends declared per share	$0.10	$0.04

(1)
Options to purchase common shares of 407,100 and 416,000 for the first quarter of 2006 and 2005 were not dilutive and therefore excluded from the computation of net income per diluted share. Options were categorized as not dilutive on the basis that the exercise price was greater than the average market value of the common shares in the periods presented.

3. Accounting for Share-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment. This statement required the measurement and recognition of share-based payments to employees at fair value. Compensation cost is based on the fair value of those shares on the grant date. Compensation cost for share-based awards are recognized as the requisite service is rendered in the same financial statement line as cash compensation. Additionally, tax benefits for share-based compensation payments are reported as a financing activity, rather than as an operating cash flow.

Previously, we did not recognize expense for grants of share options if the exercise price was at least equal to the fair value of the shares on the date of grant. In accordance with the modified prospective method of transition, compensation expense is recognized over the requisite service period for all share-based compensation granted after the date of adoption as well as grants unvested on the date of adoption. Prior periods are not revised for comparative purposes. Share-based compensation expense included restricted shares and share awards and will now include share options.

The fair value of compensation expense recognized for vested options was $1.6 million whereas the compensation expense for non-vested options due to early retirement eligibility was $0.6 million for the period ended March 31, 2006. As this compensation does not require the payment of cash, this is reflected as a non-cash item in the statement of cash flows.

Share-based compensation expense is included in selling, general and administrative since it is incentive compensation issued primarily to our executives. Share-based compensation expense for options, restricted shares and share awards was $2.9 million for the period ended March 31, 2006. Share-based compensation expense for restricted shares and share awards was $0.4 million for the period ended March 31, 2005 and $1.6 million for 2005.

As of March 31, 2006 there was $17.7 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our plans. This expense will be recognized as the requisite services are rendered and is expected to be recognized over the next 5 years.

Pro Forma Information for the Period Prior to January 1, 2006
Financial information for prior periods has not been restated to reflect this change in accounting principle. The following table illustrates the effect on net income and income per share if the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, were applied to share options for the prior period (thousands, except per share data):

Three Months Ended
March 31
2005
Net income, as reported	$21,148
Add: Share-based employee compensation expense determined under APB 25, net of related tax effects	138
Deduct: Share-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(557)
Pro forma net income	$20,729

Diluted net income per share:
As reported	$0.73
Pro forma	$0.72

Our estimate of the fair values of our share-based compensation is based on the modified Black-Scholes-Merton model. In order to meet the fair value measurement objective, we are required to develop estimates regarding expected exercise patterns, share price volatility, dividend yield and risk-free interest rate. These assumptions are based principally on historical experience. The expected term was based on the average of the vesting term and the term of the option. Volatility was based on our daily trading data of our common shares over a term consistent with the term of the option. Expected dividend yield is based on historical dividend payments. Risk free interest rate reflects the yield on the zero coupon U.S. Treasury for the remaining term of the options. When circumstances indicate the availability of new or different information that would be useful in estimating these assumptions, revisions will be made and reflected in the period such revisions are determined. Due to uncertainties inherent in these assumptions, it is possible that actual share-based compensation may vary from this estimate.

4. Impairment of Assets

Long-lived assets such as property, equipment and intangibles are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment for these assets is recognized if the carrying amount is more than the estimated future operating cash flows on an undiscounted basis. Similarly, goodwill is evaluated for impairment in the fourth quarter and whenever events and circumstances indicate the carrying amount may not be recoverable. An impairment for goodwill is recognized if the carrying amount is more than the estimated future operating cash flows as measured by fair value techniques.

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

•
In February 2006, BMC West acquired three facilities providing building materials distribution and millwork services in Houston, Texas for approximately $20.8 million in cash of which $0.4 million has been retained for the settlement period. This purchase price is subject to working capital adjustment. Information required to complete the purchase price allocation is not yet available. Final allocation of the purchase price will be completed as soon as this information is available.

•
In January 2006, BMC Construction acquired framing businesses in Palm Springs, California and Reno, Nevada for approximately $57.7 million in cash of which $12.1 million has been retained for the settlement period. This purchase price is subject to working capital adjustment. An additional cash payment may be required based on operating performance through December 2009. Information required to complete the purchase price allocation is not yet available. Final allocation of the purchase price will be completed as soon as this information is available.

•
In October 2005, BMC Construction acquired a framing services business in San Diego, California for approximately $72.6 million in cash of which $7.7 million has been retained for the settlement period and operating performance. This purchase price is subject to working capital adjustment. An additional cash payment may be required based on operating performance through September 2009. Information required to complete the purchase price allocation is not yet available. Final allocation of the purchase price will be completed as soon as this information is available.

•	In September 2005, BMC Construction acquired a concrete and plumbing services business in Las Vegas, Nevada and Southern California for $85.6 million in cash.

•	In September 2005, BMC West acquired a truss manufacturing business in McCall, Idaho for $1.3 million in cash.

•	In June 2005, BMC Construction acquired a stucco business in Las Vegas, Nevada for $5.9 million in cash.

Minority interest reflects the other owners’ proportionate share in the assets and liabilities of business ventures as of the date of purchase, adjusted by the proportionate share of post-acquisition income or loss. As the operating results of entities with minority interest are consolidated, minority interests income represents the income or loss attributable to the other owners.

•
In January 2006, BMC Construction acquired the remaining 20% interest in WBC Construction, LLC for $27.0 million in cash of which $24.4 million is payable in December 2006. An additional cash payment may be required based on operating performance through December 2006. Information required to complete the purchase price allocation is not yet available. Final allocation of the purchase price will be completed as soon as this information is available.

In August 2005, BMC Construction acquired an additional 20% interest in WBC Construction, LLC for $24.8 million in cash. WBC Construction provides concrete block masonry and concrete services to high-volume production homebuilders in Florida.

•
In July 2005, BMC Construction acquired a 51% interest in BBP Companies for $9.4 million in cash and 16,836 common shares. The remaining 49% is owned by BBP Concrete and is recognized as minority interest. BBP Companies provide concrete services to high-volume production homebuilders in Arizona.

•
In July 2005, BMC Construction acquired an additional 13% interest in Riggs Plumbing, LLC (Riggs Plumbing) for $1.4 million in cash. In April 2005, we acquired an initial 60% interest for $17.8 million in cash. The remaining 27% is owned by Riggs & Associates, LLC and is recognized as minority interest. Riggs Plumbing provides plumbing services to high-volume production builders in the Phoenix and Tucson markets.

•
In January 2005, BMC Construction acquired a 51% interest in RCI Construction, LLC (RCI Construction) for $4.9 million in cash. The remaining 49% is owned by Residential Carpentry, Inc. and is recognized as minority interest. RCI Construction provides framing services to high-volume production builders in the greater Chicago area.

Assets and liabilities acquired in these acquisitions included (thousands):

	March 31	December 31		March 31	December 31
	2006	2005		2006	2005
Cash and cash equivalents	$ ―	$1,644	Accounts payable	$9,918	$46,078
Receivables	29,655	106,407	Accrued compensation	1,187	7,385
Inventory	10,286	11,559	Insurance deductible reserves	―	3,192
Unbilled receivables	7,740	30,554	Other accrued liabilities	27,860	30,014
Deferred income taxes	―	(6,527)	Billings in excess of costs
Prepaid expenses and other	36	4,057	and estimated earnings	11,080	24,436
			Current portion of long-term debt	―	5,605
Total current assets	47,717	147,694	Total current liabilities	50,045	116,710

Property and equipment	8,606	33,406	Deferred income taxes	―	8,528
Other long-term assets	13	18	Long-term debt	―	10,048
Other intangibles, net	26,111	46,824	Other long-term liabilities	9,000	―
Goodwill	50,696	109,982	Total liabilities	59,045	135,286

			Minority interests	(5,907)	(3,172)
Total assets	$133,143	$337,924	Total liabilities and minority interests	$53,138	$132,114

The following summarizes pro forma results of operations assuming the acquisitions occurred as of the beginning of 2005. Due to uncertainties in these assumptions, the pro forma data does not purport to be indicative of the results of operations that would have resulted had the acquisitions been consummated at the beginning of the period presented, or that may occur in the future (thousands, except per share data):

	Three Months Ended
	March 31
	2006	2005
Sales
As reported	$884,557	$572,928
Pro forma	$899,251	$788,019

Net income
As reported	$28,069	$21,148
Pro forma	$28,979	$28,133

Diluted net income per share:
As reported	$0.95	$0.73
Pro forma	$0.98	$0.97

Subsequent to March 31, 2006
•	In April 2006, BMC Construction acquired a concrete services business in Northern Arizona for approximately $1.5 million in cash.

•	In April 2006, BMC Construction acquired a wall panel and truss manufacturing business in Palm Springs, California for approximately $6.7 million in cash.

We have call and put obligations associated with our interests in BBP Companies, Riggs Plumbing, RCI Construction, A-1 Truss and WBC Mid-Atlantic. Under the purchase agreements, we have the right to purchase the other owners’ remaining portions during certain periods or if certain conditions are met. Likewise, the other owners have the option to require us to purchase their remaining portions during certain periods. The purchase price for the remaining portions will be based generally on a multiple of historical earnings. The following table summarizes these call and put obligations:

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

6. Marketable Securities

Investments in marketable securities consist of debt securities held by our captive insurance subsidiary and are considered available-for-sale and recorded at fair values. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income, net, a component of shareholders’ equity. There were no significant unrealized losses.

The fair value of these marketable securities were as follows (thousands):

	March 31,	December 31,
	2006	2005
Money market funds	$782	$415
U.S. government and agencies	7,794	7,838
Asset backed securities	13,313	13,391
Corporate securities	10,749	10,876
	$32,638	$32,520

Contractual maturities were as follows (thousands):

	March 31,	December 31,
	2006	2005
Less than one year	$8,025	$3,645
One to two years	6,516	9,893
Two to five years	17,496	18,982
More than five years	601	―
	$32,638	$32,520

7. Intangible Assets and Goodwill

Intangible assets represent the values assigned to customer relationships, covenants not to compete and trade names. Intangible assets are amortized on a straight-line basis over their expected useful lives. Customer relationships are amortized over three to seventeen years, covenants not to compete over two to five years and trade names over three years. Intangible amortization expense was $3.1 million for the period ended March 31, 2006 and $4.7 million in 2005. Intangible assets consist of the following (thousands):

	March 31, 2006
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Customer relationships	$84,035	$(12,285)	$71,750
Covenants not to compete	9,183	(2,870)	6,313
Trade names	204	(108)	96
Other	146	(36)	110
	$93,568	$(15,299)	$78,269

	December 31, 2005
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Customer relationships	$58,926	$(9,165)	$49,761
Covenants not to compete	7,541	(2,307)	5,234
Trade names	204	(91)	113
Other	146	(27)	119
	$66,817	$(11,590)	$55,227

Estimated amortization expense for intangible assets is $9.2 million for the remainder of 2006, $11.5 million for 2007, $10.1 million for 2008, $10.0 million for 2009, $9.1 million for 2010 and $28.4 million thereafter.

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Adjustments to amounts previously reported as goodwill occur as a result of completing the purchase price allocation to the assets acquired, including intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition.

An annual assessment for impairment is completed in the fourth quarter and whenever events and circumstances indicate the carrying amount may not be recoverable. An impairment is recognized at the reporting unit if the carrying amount is more than the estimated future operating cash flows as measured by fair value techniques.

Changes in the carrying amount of goodwill by business segment were as follows (thousands):

	BMC West	BMC Construction	Total
Balance at December 31, 2005	$20,202	$167,268	$187,470
Purchase price adjustment	―	1,903	1,903
Goodwill acquired	116	48,673	48,789
Balance at March 31, 2006	$20,318	$217,844	$238,162

8. Debt

Long-term debt consists of the following (thousands):

As of March 31, 2006		Stated Interest Rate	Notional Amount of Interest Rate Swaps		Effective Interest Rate
	Balance				Average for Quarter	As of March 31
Revolving credit facility	$158,200	LIBOR plus 0.75% or Prime plus 0.00%	$	―	6.13%	5.94%
Term note	75,000	LIBOR plus 0.75% or Prime plus 0.00%		―	5.29%	5.73%
Term note	121,563	LIBOR plus 1.75%		100,000	6.17%	6.25%
Other	13,327	Various		―	―	―
	368,090			$100,000

Less: Current portion	11,939
	$356,151

As of December 31, 2005		Stated Interest Rate	Notional Amount of Interest Rate Swaps		Effective Interest Rate
	Balance				Average for Year	As of December 31
Revolving credit facility	$77,500	LIBOR plus 0.75% or Prime plus 0.00%	$	―	5.37%	6.08%
Term note	75,000	LIBOR plus 0.75% or Prime plus 0.00%		―	4.52%	5.28%
Term note	121,875	LIBOR plus 1.75%		100,000	6.23%	6.17%
Other	13,925	Various		―	―	―
	288,300			$100,000

Less: Current portion	10,131
	$278,169

Revolver
In June 2005, we entered into an amended $300 million revolver with a group of lenders. In April 2006, we exercised an existing option to add another $150 million in borrowing capacity to our revolver which increased our borrowing capacity under the revolver to $450 million. The revolver matures in June 2010. The revolver consists of both LIBOR and Prime based borrowings. Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 0.75% to 2.00%, or Prime plus 0.00% to 0.75%. Interest is paid quarterly. As of March 31, 2006, $158.2 million was outstanding under the revolver.

Term Notes
In June 2005, we also entered into a $75 million term note with a group of lenders. The term note matures in June 2010 with 10% of the initial principal payable for each of the two years commencing September 2006, 20% of the initial principal payable for one year commencing September 2008 and the remaining principal balance due June 2010. Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 0.75% to 2.00%, or Prime plus 0.00% to 0.75%. Interest is paid quarterly. As of March 31, 2006, $75 million was outstanding under this term note.

In August 2003, we entered into a $125 million term note with a group of lenders. The term note matures in June 2010 and is payable in quarterly installments for the first six years in amounts equal to 1% of the initial principal amount per year and equal quarterly installments for the remaining principal balance during year seven. The interest rate for the term note is LIBOR plus 1.75%, or Prime plus 1.00%. Interest is paid quarterly. As of March 31, 2006, $121.6 million was outstanding under this term note.

Other
Other long-term debt of $13.3 million consists of term notes, equipment notes and capital leases for equipment. Interest rates vary and dates of maturity are through March 2013.

Covenants and Maturities
The credit facility consists of the revolver and term notes. The credit facility is collateralized by all tangible and intangible property, except assets of the captive insurance subsidiary. The credit facility contains covenants and conditions requiring the maintenance of certain financial ratios. At March 31, 2006, we were in compliance with these covenants and conditions.

Scheduled maturities of long-term debt are as follows (thousands):

2006	$9,180
2007	13,946
2008	14,081
2009	77,777
2010	252,550
Thereafter	556
$368,090

As of March 31, 2006 and December 31, 2005 there were $75.9 million of letters of credit outstanding that guaranteed performance or payment to third parties. These letters of credit reduce borrowing availability under the revolver.

Hedging Activities
Derivative and hedging activities are recorded on the balance sheet at their fair values. In June 2004, we entered into interest rate swap contracts that effectively convert a portion of the floating rate borrowings of the $121.6 million term note to a fixed interest rate through June 2009, thus reducing the impact of increases in interest rates on future interest expense. Approximately 82% of the outstanding floating rate borrowings of the term note as of March 31, 2006 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. As a result, the interest rate on $100 million of the $121.6 million floating rate borrowings outstanding at March 31, 2006 was fixed at an average rate of 6.14%. After giving effect to the interest rate swap contracts, total borrowings were 31% fixed and 69% floating.

The fair value of derivative instruments is based on pricing models using current market rates. The fair value of the interest rate swap contracts was a long-term asset of $2.6 million as of March 31, 2006. The effective portion was recorded in accumulated other comprehensive income, net, a separate component of shareholders’ equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings. A corresponding deferred tax liability of $1.0 million was also recorded in accumulated other comprehensive income, net of the income tax related to the estimated fair value of the interest rate swap contracts. The ineffective portion of the change in the value of the interest rate swap contracts is immediately recognized as a component of interest expense. Hedge ineffectiveness for the period ended March 31, 2006 was not significant. Management may choose not to swap floating debt to a fixed rate or may terminate a previously executed swap if the floating rate positions are more beneficial.

9. Shareholders’ Equity

Preferred Shares
We are authorized to issue 2 million preferred shares, however none of these shares are issued. Under the terms of our Restated Articles of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the preferred shares.

Common Shares
Our common shares have a par value of $0.001. We have 50 million shares authorized of which 28.9 million are issued and outstanding as of March 31, 2006.

Of the unissued shares, 874,497 shares were reserved for the following:

Unissued Shares
Employee Stock Purchase Plan	128,431
2004 Incentive and Performance Plan	746,066

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

Dividends
On February 14, 2006, our Board of Directors approved a quarterly cash dividend of $0.10 per share for common shares outstanding after the share split. The dividend was payable on March 24, 2006 to shareholders of record.

10. Employee Benefit Plans

Retirement Plans
We provide a savings and retirement plan for salaried and certain hourly employees whereby eligible employees may contribute a percentage of their earnings to a trust. Matching contributions of $1.5 million for the period ended March 31, 2006, $1.1 million for the period ended March 31, 2005 and $3.9 million for 2005 were made to the trusts based on a percentage of the contributions made by the participating employees.

Additionally, there is a supplemental retirement plan for eligible participants. Contributions are based on achieving certain operating performance and certain participants receive a guaranteed return ranging from zero to 9% based on years of service. Contributions were $1.8 million for the period ended March 31, 2006, $1.3 million for the period ended March 31, 2005 and $7.5 million in 2005. The plan’s investments are principally company-owned life insurance policies. Payments are made to the participants or their beneficiaries over a 5, 10 or 15-year period.

Cash Equity Plan
In April 1999, our Board of Directors adopted the Cash Equity Plan. Employees were eligible to receive awards at the discretion of the Compensation Committee of the Board of Directors. Awards are common share equivalent units that may be exchanged for the market value of those shares. The number of units available for grant, including those units outstanding and unexercised, cannot exceed two percent of the common shares outstanding at any given time. The awards vest after three years from the date of grant and expire after five years. No units have been awarded since February 2002. Compensation expense is recognized based on changes in the market value of the common shares. The related compensation expense for this plan was insignificant for the period ended March 31, 2006, $0.1 million for the period ended March 31, 2005 and $0.3 million in 2005. At March 31, 2006, units of 7,770 remain outstanding and unexercised. No further grants or awards will be made under this plan.

Employee Stock Purchase Plan
In September 2000, our Board of Directors adopted the Employee Stock Purchase Plan, which our shareholders approved in May 2001. The plan permits eligible employees to purchase common shares through payroll deductions of up to 10% of an employee’s compensation limited to $25,000 each year. The purchase price of the shares is 85% of the market price on the last day of each month. There were 400,000 common shares authorized under this plan and there were 128,431 shares available for future purchase as of March 31, 2006. Compensation expense recognized was $0.1 million for the period ended March 31, 2006, insignificant for the period ended March 31, 2005 and $0.2 million in 2005.

2004 Incentive and Performance Plan
In February 2004, our Board of Directors adopted the 2004 Incentive and Performance Plan, which our shareholders approved in May 2004. A total of 2.4 million shares are reserved for issuance under the plan. Employees and non-employee directors are eligible to receive awards at the discretion of the Compensation Committee. Options, appreciation rights, restricted shares, other share-based awards and non-discretionary awards may be granted under this plan.

Options
•
In the period ended March 31, 2006, we granted 407,100 options to employees. These options vest ratably over three years from the date of grant and expire after seven years if unexercised. These options were awarded with exercise prices equal to the fair value of the shares on the date of grant.

•
In 2005, we granted 424,000 options to employees. These options vest ratably over three years from the date of grant and expire after seven years if unexercised. These options were awarded with exercise prices equal to the fair value of the shares on the date of grant.

•
In 2004, we granted 402,000 options to employees. These options vest ratably over three years from the date of grant and expire after seven years if unexercised. These options were awarded with exercise prices equal to the fair value of the shares on the date of grant.

In 2004, we granted 207,000 options to employees. These options vest ratably over three years from the date of grant and expire after seven years if unexercised. These options were awarded with exercise prices above the fair value of the shares on the date of grant.

In February 1997, the Board of Directors authorized issuance of 100,000 options as an additional incentive to attract a member of senior management. These options vested in February 2002 and expire after ten years if unexercised. These options were awarded with exercise prices equal to the fair value of the shares on the date of grant.

The following table summarizes information regarding options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$4.84 to $5.97	555,000	4.21	$4.94	555,000	$4.94
$6.00 to $6.97	459,154	5.43	$6.77	371,030	$6.72
$7.00 to $7.88	479,312	6.63	$7.37	375,816	$7.23
$8.70 to $9.75	350,876	5.01	$8.72	98,884	$8.76
$22.77 to $28.36	417,332	5.88	$22.88	134,678	$22.77
$37.93 to $38.16	407,100	6.80	$37.93	―	―
$4.84 to $38.16	2,668,774	5.62	$14.03	1,535,408	$7.74

As a result of the adoption of Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment, compensation expense is recognized over the requisite service period for all share-based compensation granted after as well as unvested on January 1, 2006. No expense is recognized for awards vested in periods prior to January 1, 2006. The fair value of compensation expense recognized for vested options was $1.6 million whereas the compensation expense for non-vested options due to early retirement eligibility was $0.6 million for the period ended March 31, 2006. Options are not included in the calculation of basic income per share, however options are included in the calculation of diluted income per share.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following key assumptions:

Grant Year	Grant Date	Expected Term (Years)	Expected Volatility	Expected Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
2006	January 2006	5.94	48.58%	0.70%	3.77%	$37.93
2005	May 2005	7.0	54.16%	0.10%	4.29%	$28.36
2005	February 2005	7.33	54.16%	0.08%	4.10%	$22.77
2004	May 2004	7.0	54.25%	1.45%	4.56%	$8.50
2004	February 2004	7.88	54.68%	0.06%	4.09%	$7.88
2003	April 2003	8.53	55.42%	1.33%	3.94%	$6.97

These assumptions are based principally on historical experience. When circumstances indicate the availability of new or different information that would be useful in estimating these assumptions, revisions will be made and reflected in the period such revisions are determined. Due to uncertainties inherent in these assumptions, it is possible that actual share-based compensation may vary from the estimate of the fair value of these options.

As of March 31, 2006,  there was $10.5 million of unrecognized compensation expense related to these options. This is recognized as the requisite services are rendered and is expected to be recognized over the next 3 years.

Restricted Shares
•	In the period ended March 31, 2006, we issued 138,400 restricted shares to employees. The weighted-average fair value of the restricted shares granted was $37.88 per share.

•	In 2005, we issued 118,000 restricted shares to employees. The weighted-average fair value of the restricted shares granted was $23.19 per share.

•	In 2004, we issued 149,000 restricted shares to employees. The weighted-average fair value of the restricted shares granted was $10.89 per share.

These restricted shares vest over periods throughout 2011, however under certain circumstances some or all of the restricted shares may vest earlier. There were no forfeitures of restricted shares for the period ended March 31, 2006 and March 31, 2005, however 9,500 restricted shares were forfeited in 2005. Compensation expense is recognized over the vesting period. Compensation expense recognized was $0.7 million for the period ended March 31, 2006, $0.3 million for the period ended March 31, 2005 and $1.3 million in 2005.

As of March 31, 2006, there was $7.2 million of unrecognized compensation expense related to these restricted shares. This is recognized as the requisite services are rendered and is expected to be recognized over the next 5 years. Restricted shares are not included in the calculation of basic income per share, however restricted shares are included in the calculation of diluted income per share.

Shares
•
In 2005, we issued 14,000 shares to non-employee directors and recognized compensation expense of $0.4 million. These shares vest immediately, however trading is restricted for one year from the date of grant.

The following table summarizes activity for share-based awards:

	March 31		December 31
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	2,557,412	$8.75	2,904,796	$6.11
Granted	545,500	$28.31	542,000	$17.90
Exercised	(31,572)	$9.22	(861,384)	$5.70
Forfeited	(6,666)	$14.33	(28,000)	$5.56
Outstanding at end of the period	3,064,674	$12.21	2,557,412	$8.75

Options exercisable at end of the period	1,535,408	$7.74	1,425,300	$6.32
Weighted average fair value of options granted at fair value for the period	$37.93		$22.88

The following table summarizes equity compensation information as of March 31, 2006:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	2,964,674	$12.42	746,066
Equity compensation plans not approved by security holders	100,000	$6.25	―
Total	3,064,674	$12.21	746,066

11. Legal Proceedings

We are involved in litigation and other legal matters arising in the normal course of business. In the opinion of management the recovery or liability, if any, under any of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

12. Segment Information

The consolidated financial statements include operations from two reportable segments: BMC Construction and BMC West. These segments represent businesses that are managed separately. Each of these businesses requires distinct marketing and operating strategies. Management reviews financial performance based on these operating segments.

BMC Construction provides construction services to high-volume homebuilders. These services include wood framing or concrete block masonry, concrete services, plumbing and other services. Construction services include managing labor and construction schedules as well as sourcing materials.

As the result of a branding strategy, we changed the name of BMC Construction to SelectBuild Construction. This change is expected to be formally announced in the second quarter of 2006.

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

The financial performance for these reporting segments is based on income from operations before interest expense, income taxes and minority interests. These segments follow the accounting principles described in the Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2005. Sales between segments are recognized at market prices and no single customer accounts for more than 10% of sales.

Selected financial information by segment is as follows (thousands):

				Income (Loss)
				Before
				Taxes and	Depreciation
	Sales			Minority	and	Capital (1)
	Total	Inter-Segment	Trade	Interests	Amortization	Expenditures	Assets
Three Months Ended March 31, 2006
BMC Construction	$498,330	$(32)	$498,298	$46,075	$5,901	$14,232	$757,769
BMC West	386,876	(617)	386,259	30,546	4,281	4,123	493,011
Corporate	―	―	―	(22,235)	208	660	99,519
	$885,206	$(649)	$884,557	54,386	$10,390	$19,015	$1,350,299
Interest expense				5,590
				$48,796

Three Months Ended March 31, 2005
BMC Construction	$242,501	$(259)	$242,242	$28,532	$2,041	$1,847	$307,655
BMC West	330,819	(133)	330,686	28,875	3,392	6,985	462,099
Corporate	―	―	―	(17,099)	137		69,377
	$573,320	$(392)	$572,928	40,308	$5,570	$8,832	$839,131
Interest expense				3,198
				$37,110

(1) Property and equipment from acquisitions are included as capital expenditures.

Item 2	- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Environment and Executive Overview

BMHC is one of the largest providers of residential construction services and building materials in the United States. We serve the homebuilding industry through two subsidiaries: BMC Construction and BMC West. BMC Construction provides construction services to high-volume production homebuilders in key growth markets across the country. BMC West distributes building materials and manufactures building components for professional builders and contractors in the western and southern states.

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

The key fundamentals that influence the single-family homebuilding industry remained favorable for the first quarter of 2006. Job formation, consumer confidence and broader general economic indicators were generally positive. Although rising, interest rates remain at historically low levels.

Recent data released from the U.S. Census Bureau indicate a 12% drop in single-family home starts to an annual rate of 1.6 million units. This pace is consistent with the forecast from the National Association of Homebuilders of a 6% decline in starts in 2006 compared to the historic high of 1.7 million units in 2005. The homebuilding market appears to be slowing to a more sustainable pace as evidenced by slowing demand, price concessions offered by large builders and higher inventories of new homes.

Contract starts for construction services are softening in some of our markets and building permits are also mixed relative to the prior year. However, we believe our broadening scope of constructions services, manufactured components and building product offerings as well as our diverse geographic presence in key homebuilding markets are a competitive advantage. As the principle factors influencing homebuilding remain positive, we remain optimistic about our future performance and opportunities for long-term growth.

Recent acquisitions include the following:

•	framing services in Palm Springs, California and Reno, Nevada (January 2006)
•	remaining 20% interest in our existing business providing concrete block masonry and concrete services in Florida (effective January 2006)
•	building material distribution and millwork services in Houston, Texas (February 2006)
•	concrete services business in Northern Arizona (April 2006)
•	wall panel and truss manufacturing business in Palm Springs, California (April 2006)

We evaluate our results of operations including and excluding acquisitions. We believe a presentation of sales and income from operations excluding acquisitions not present in comparable periods enhances an understanding of the acquisitions as well as comparable operations for the respective periods. In the discussion of the three months ended March 31, 2006 and 2005, a reconciliation of sales and income from operations excluding acquisitions has been provided.

RESULTS OF OPERATIONS

The following table and subsequent discussion should be read in conjunction with the consolidated financial statements and the related notes in this Form 10-Q and our most recent Annual Report on Form 10-K. The table sets forth the amounts and percentage relationship to sales of certain costs, expenses and income items (millions):

	Three Months Ended
	March 31
	2006		2005
Sales
Construction services	$548.9	62.1%	$280.0	48.9%
Building products	335.7	37.9	292.9	51.1
Total sales	884.6	100.0	572.9	100.0

Costs and operating expenses
Cost of goods sold
Construction services	448.3	81.7	227.5	81.3
Building products	246.8	73.5	215.6	73.6
Total cost of goods sold	695.1	78.6	443.1	77.3
Selling, general and administrative expenses	136.9	15.5	90.0	15.7
Other income, net	(1.8)	(0.2)	(0.5)	―
Total costs and operating expenses	830.2	93.9	532.6	93.0

Income from operations	54.4	6.1	40.3	7.0

Net income	$28.1	3.2%	$21.1	3.7%

Income per diluted share	$0.95		$0.73

First Quarter of 2006 Compared to 2005

Consolidated Financial Results
Selected financial results are as follows (millions):

	2006	2005	$ Δ	% Δ
Sales
Construction services	$549	$280	$269	96%
Building products	336	293	43	15%
	$885	$573	$312	54%

Income from operations	$54	$40	$14	35%

Sales increased $312 million to $885 million principally due to the acquisition of construction service businesses not present in the first quarter of 2005. Sales from acquisitions were $232 million and represented 74% of the increase. Excluding acquisitions, comparable sales for construction services were up 16% and building products were 12% higher. Although single-family building permits were mixed, homebuilding activity remained strong in most of our markets.

Income from operations for 2006 increased to $54 million from $40 million in the prior year. Margins were 21.4%, down from 22.7% reported in the first quarter of 2005. This decline reflects the impact of lower margins on construction services due to changes in the mix of trades offered and the impact of recent acquisitions that have not yet been fully integrated.

Selling, general and administrative expenses improved to 15.5% of sales from 15.7% in the first quarter of last year. Although these expenses were higher principally from recent acquisitions and related integration costs, these expenses were lower as a percent of sales due to a shift in sales mix to construction services.

Business Segments
Sales and income from operations by business segment are as follows (millions):

	2006		2005
	Sales	Income from Operations	Sales	Income from Operations
BMC Construction	$499	$46	$242	$28
BMC West	386	30	331	29
Corporate	―	(22)	―	(17)
	$885	$54	$573	$40

BMC Construction
Selected financial results are as follows (millions):

	2006	2005	$ Δ		% Δ
Sales	$499	$242		$257	106%
Less: Acquisitions	(224)	―		(224)	―
	$275	$242		$33	14%

Income from operations	$46	$28		$18	64%
Less: Acquisitions	(18)	―		(18)	―
	$28	$28	$	―	―

Sales reached $499 million and were more than twice the $242 million reported in the same quarter a year ago. Acquisitions of construction service businesses not present in the first quarter of 2005 were principally responsible for the increase. Sales from comparable operations were also 14% higher for the quarter and were particularly strong in the Southwest region. Comparable sales were higher despite lower contract starts and building permits in some of our markets compared to the same quarter a year ago.

Income from operations increased to $46 million from $28 million in the same quarter of the prior year. Acquisitions not present in the first quarter of 2005 accounted for the increase. Margin percentages overall decreased due to a change in the mix of trades recently acquired. However, margin percentages for comparable operations improved compared to the first quarter a year ago. These margin increases from comparable operations were offset by additional costs to support our expanding operations and incentive compensation.

BMC West
Selected financial results are as follows (millions):

	2006	2005	$ Δ	% Δ
Sales	$386	$331	$55	17%
Less: Acquisitions	(8)	―	(8)	―
	$378	$331	$47	14%

Income from operations	$30	$29	$1	3%
Less: Acquisitions	―	―	―	―
	$30	$29	$1	3%

Sales increased to $386 million from $331 million in the same quarter a year ago, as sales from comparable operations were up 14% for the quarter. Sales of building products and manufactured components were strong in Texas as well as the Intermountain and Northwest regions. Although single-family building permits declined compared to last year in California and Colorado, permit activity in our markets was up 8.5% overall.

Income from operations increased to $30 million from $29 million in the same quarter a year ago. Despite lower prices for commodity wood products and a competitive pricing environment, margins for building products were down only slightly from the same quarter last year. The increase in operating income was partially offset by competitive pressures on margins for the segment’s construction service offerings as well as compensation costs for additional employees.

Corporate
Corporate represents expenses to support the operations of our business segments, BMC Construction and BMC West. These costs include management, information systems, administrative functions for reporting, accounts payable and human resources, professional fees for regulatory compliance as well as incentive compensation. These costs are not allocated to our business segments.

Selected financial results are as follows (millions):

	2006	2005	$ Δ	% Δ
Corporate general and administrative expenses	$22	$17	$5	29%

Corporate expenses were $5 million higher than the same quarter a year ago. The increase included the non-cash impact of $2.2 million of share-based compensation expense as a result of adopting a new accounting principle, various integration expenses related to recent acquisitions and increased incentive compensation. Although higher, these expenses were 2.5% of sales compared to 3.0% in the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
Our primary need for capital resources is to fund working capital and acquisitions as well as finance capital expenditures. Capital resources have primarily consisted of cash flows from operations and additional debt. For the three months ended March 31, 2006, cash was borrowed and provided by operations to purchase acquisitions and fund working capital.

Operations
Cash provided by operating activities was $14.4 million compared to $14.1 million in the same period a year ago. Cash from operating activities increased $13.9 million due to acquisitions not present in the first quarter of 2005. However, working capital requirements were $10.5 million more than the same period a year ago as improvements in inventory turns and days payable were offset by cash uses for unbilled receivables, compensation costs for additional employees and the timing of insurance premiums.

Capital Investments and Acquisitions
Cash used in investing activities was $92.0 million or $77.8 million more than $14.2 million for the same period a year ago. Cash use included $80.0 million for the acquisition of businesses providing framing services in Palm Springs, California and Reno, Nevada, the remaining 20% interest in WBC Construction, LLC and three facilities providing building materials distribution and millwork services in Houston, Texas. Net cash used for investing activities was $77.8 million higher than the same period a year ago when $14.2 million was used primarily for the purchase of property and equipment and the acquisition of a business providing framing services in Chicago, Illinois.

Financing
Cash provided by financing activities was $77.8 million compared to $14.0 million in the same period a year ago. Debt was borrowed to finance three acquisitions, the remaining portion of a minority interest, increases in working capital requirements and purchases of property and equipment whereas debt was borrowed to finance a smaller increase in working capital and one acquisition in the same period a year ago.

Credit Facility
Revolver
In June 2005, we entered into an amended $300 million revolver with a group of lenders. In April 2006, we exercised an existing option to add another $150 million in borrowing capacity to our revolver which increased our borrowing capacity under the revolver to $450 million. The revolver matures in June 2010. The revolver consists of both LIBOR and Prime based borrowings. Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 0.75% to 2.00%, or Prime plus 0.00% to 0.75%. Interest is paid quarterly. As of March 31, 2006, $158.2 million was outstanding under the revolver.

Term Notes
In June 2005, we also entered into a $75 million term note with a group of lenders. The term note matures in June 2010 with 10% of the initial principal payable for each of the two years commencing September 2006, 20% of the initial principal payable for one year commencing September 2008 and the remaining principal balance due June 2010. Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 0.75% to 2.00%, or Prime plus 0.00% to 0.75%. Interest is paid quarterly. As of March 31, 2006, $75 million was outstanding under this term note.

In August 2003, we entered into a $125 million term note with a group of lenders. The term note matures in June 2010 and is payable in quarterly installments for the first six years in amounts equal to 1% of the initial principal amount per year and equal quarterly installments for the remaining principal balance during year seven. The interest rate for the term note is LIBOR plus 1.75%, or Prime plus 1.00%. Interest is paid quarterly. As of March 31, 2006, $121.6 million was outstanding under this term note.

Other
Other long-term debt of $13.3 million consists of term notes, equipment notes and capital leases for equipment. Interest rates vary and dates of maturity are through March 2013.

Covenants and Maturities
The credit facility consists of the revolver and term notes. The credit facility is collateralized by all tangible and intangible property, except assets of the captive insurance subsidiary. The credit facility contains covenants and conditions requiring the maintenance of certain financial ratios. At March 31, 2006, we were in compliance with these covenants and conditions.

Scheduled maturities of long-term debt are as follows (thousands):

2006	$9,180
2007	13,946
2008	14,081
2009	77,777
2010	252,550
Thereafter	556
$368,090

As of March 31, 2006 and December 31, 2005 there were $75.9 million of letters of credit outstanding that guaranteed performance or payment to third parties. These letters of credit reduce borrowing availability under the revolver.

Hedging Activities
Derivative and hedging activities are recorded on the balance sheet at their fair values. In June 2004, we entered into interest rate swap contracts that effectively convert a portion of the floating rate borrowings of the $121.6 million term note to a fixed interest rate through June 2009, thus reducing the impact of increases in interest rates on future interest expense. Approximately 82% of the outstanding floating rate borrowings of the term note as of March 31, 2006 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. As a result, the interest rate on $100 million of the $121.6 million floating rate borrowings outstanding at March 31, 2006 was fixed at an average rate of 6.14%. After giving effect to the interest rate swap contracts, total borrowings were 31% fixed and 69% floating.

The fair value of derivative instruments is based on pricing models using current market rates. The fair value of the interest rate swap contracts was a long-term asset of $2.6 million as of March 31, 2006. The effective portion was recorded in accumulated other comprehensive income, net, a separate component of shareholders’ equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings. A corresponding deferred tax liability of $1.0 million was also recorded in accumulated other comprehensive income, net of the income tax related to the estimated fair value of the interest rate swap contracts. The ineffective portion of the change in the value of the interest rate swap contracts is immediately recognized as a component of interest expense. Hedge ineffectiveness for the period ended March 31, 2006 was not significant. Management may choose not to swap floating debt to a fixed rate or may terminate a previously executed swap if the floating rate positions are more beneficial.

Equity
Preferred Shares
We are authorized to issue 2 million preferred shares, however none of these shares are issued. Under the terms of our Restated Articles of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the authorized but unissued shares of preferred stock.

Common Shares
Our common shares have a par value of $0.001. We have 50 million shares authorized of which 28.9 million are issued and outstanding as of March 31, 2006.

On February 14, 2006, our Board of Directors approved a two for one split of our outstanding common shares. Shareholders as of February 28, 2006 received a stock dividend of one additional common share for every common share they owned. All share and per share information for all periods presented has been retroactively adjusted to reflect this share split.

Shelf Registration
In the third quarter of 1998, a shelf registration was filed with the Securities and Exchange Commission to register 4 million common shares. We may issue these shares in connection with future business acquisitions, combinations or mergers. Shares have been issued from this registration statement for a portion of the purchase price for acquisitions. There are approximately 3.7 million shares remaining and available under this shelf registration.

Based on our historical ability to generate cash flows from operations, borrowing capacity under the credit facility and access to debt and equity markets, management believes it will have sufficient capital to meet anticipated needs.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships often referred to as structured finance or special purpose entities which might be established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2006, we are not involved in any transactions with unconsolidated entities.

CRITICAL ACCOUNTING ESTIMATES

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions include critical accounting estimates that are defined by the Securities and Exchange Commission as those that are the most important to the portrayal of our financial condition, results of operations or cash flows. These estimates require management’s subjective and complex judgments often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection and disclosure of these estimates with our Audit Committee. Our critical accounting estimates are:

•	revenue recognition for construction services
•	estimated losses on uncompleted contracts and changes in contract estimates
•	goodwill
•	insurance deductible reserves
•	share-based compensation

Management believes the estimates utilized are reasonable under the circumstances, however actual results could differ from these estimates and may require adjustment in future periods. There have been no significant changes during the three months ended March 31, 2006 to the critical accounting estimates disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2005.

BUSINESS RISKS AND FORWARD-LOOKING STATEMENTS

There are a number of business risks and uncertainties that affect our operations and therefore could cause future results to differ from past performance or expected results. Additional information regarding business risks and uncertainties is contained in Item 1A of our most recent Form 10-K. These risks and uncertainties may include, however are not limited to:

•	demand for homebuilding which is influenced by changes in the overall condition of the U.S. economy, including interest rates, job formation, consumer confidence and other important factors;
•	changes in our business model;
•	integration of acquired businesses may not result in anticipated cost savings and revenue synergies being fully realized or may take longer to realize than expected;
•	our ability to identify suitable acquisition candidates;
•	availability of and our ability to attract, train and retain qualified individuals;
•	implementation of cost structures that align with revenue growth;
•	changes in the business models of our customers;
•	fluctuations in our costs and availability of sourcing channels for commodity wood products, concrete, steel and other building materials;
•	intense competition;
•	weather conditions, including natural catastrophic events;
•	construction defect and product liability claims as well as other legal proceedings;
•	disruptions in our information systems;
•	actual and perceived vulnerabilities as a result of terrorist activities and armed conflict; and
•	numerous other matters of a local and regional scale, including those of a political, economic, business, competitive or regulatory nature.

Risks related to our shares include, however are not limited to:
•	share price fluctuations and
•	potential share price limitations due to anti-takeover defenses in our governing documents and certain provisions under Delaware law.

Certain statements made in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results and future business prospects are forward-looking statements. While these statements represent our current judgment on what the future may hold and we believe these judgments are reasonable, these statements involve risks and uncertainties that could cause our actual results to differ materially from those in forward-looking statements. These factors include, however are not limited to the risks and uncertainties cited in the above paragraph. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date of this Form 10-Q. We undertake no obligation to update forward-looking statements.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Commodity Risk
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

Interest Rate Risk
Changes in interest expense occur when market interest rates change. Changes in the carrying amount of debt could also increase interest rate risks. Interest rate swap contracts are currently utilized to hedge interest rate risks. Approximately 82% of the outstanding floating rate borrowings of the $121.6 million term note as of March 31, 2006 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. After giving effect to the interest rate swap contracts, total borrowings are 31% fixed and 69% floating. Based on debt outstanding as of March 31, 2006, a 0.25% increase in interest rates would result in approximately $0.6 million of additional interest expense annually.

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

Item 1A - Risk Factors

None.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

Election of Board of Directors
Our annual meeting of shareholders was held on May 2, 2006. A total of 14,464,233 common shares were outstanding at the date of record and entitled to vote at the meeting. Of the total outstanding, 11,885,349 shares were represented at the meeting, while 2,578,884 were not voted.

In accordance with Delaware corporate law and our bylaws, directors are elected by a plurality of the votes, with the nominees receiving the highest number of affirmative votes being elected as directors.  As there were no votes cast for other candidates, each of the nominees below were elected as directors with terms expiring in 2007.

	For	Withheld
Robert E. Mellor	11,747,168	138,181
Sara L. Beckman	11,864,380	20,969
Eric S. Belsky	11,862,236	23,113
James K. Jennings, Jr.	11,865,029	20,320
Norman J. Metcalfe	11,861,271	24,078
David M. Moffett	11,858,421	26,928
R. Scott Morrison, Jr.	11,860,184	25,165
Peter S. O’Neill	11,612,598	272,751
Richard G. Reiten	11,668,145	217,204

Ratification of Independent Registered Public Accountants
Our shareholders ratified the selection of KPMG LLP as our independent registered public accountants at the annual meeting and votes were cast as follows:

For	Withheld	Abstain	Not Voted
11,834,032	34,646	16,671	—

Item 5 - Other Information

None.

Item 6 - Exhibits

(a)	Exhibits

	Number	Description

	11.0	Statement regarding computation of earnings per share (see Note 2)

	31.1	Section 302 Certification

	31.2	Section 302 Certification

	32.0	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDING MATERIALS HOLDING CORPORATION

Date: May 8, 2006	/s/ Robert E. Mellor
Robert E. Mellor Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2006	/s/ William M. Smartt
William M. Smartt Senior Vice President and Chief Financial Officer (Principal Financial Officer)