Form 10-Q
period 2006-06-30
BUILDING MATERIALS HOLDING CORP
filed 2006-08-01
CIK 1046356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock as of July 31, 2006 was 29,002,024.

BUILDING MATERIALS HOLDING CORPORATION

FORM 10-Q

For the Period Ended June 30, 2006

Item 1 - Financial Statements

Building Materials Holding Corporation
Consolidated Statements of Income
(thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Sales
Construction services	$560,323	$356,889	$1,109,078	$636,934
Building products	361,669	344,632	697,471	637,515
Total sales	921,992	701,521	1,806,549	1,274,449

Costs and operating expenses
Cost of goods sold
Construction services	452,467	289,889	900,681	517,373
Building products	264,365	253,779	511,243	469,427
Impairment of assets	2,237	463	2,237	463
Selling, general and administrative expenses	139,105	97,349	275,971	187,342
Other income, net	(499)	(851)	(2,286)	(1,356)
Total costs and operating expenses	857,675	640,629	1,687,846	1,173,249

Income from operations	64,317	60,892	118,703	101,200

Interest expense	6,465	3,350	12,055	6,548

Income before income taxes and minority interests	57,852	57,542	106,648	94,652

Income taxes	20,520	20,420	38,330	33,381

Minority interests income, net of income taxes	(3,157)	(3,808)	(6,074)	(6,809)

Net income	$34,175	$33,314	$62,244	$54,462

Net income per share:
Basic	$1.20	$1.19	$2.18	$1.96
Diluted	$1.16	$1.14	$2.10	$1.87

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Balance Sheets
(thousands, except share data)
(unaudited)

	June 30 2006	December 31 2005		June 30 2006	December 31 2005
Assets			Liabilities, Minority Interests and Shareholders’ Equity
Cash and cash equivalents	$37,885	$30,078	Accounts payable	$176,447	$146,627
Marketable securities	1,917	3,645	Accrued compensation	59,086	65,928
Receivables, net of allowances of $5,010 and $3,756	404,691	363,527	Insurance deductible reserves	33,075	21,872
Inventory	198,846	168,282	Other accrued liabilities	89,396	51,579
Unbilled receivables	82,695	56,128	Billings in excess of costs and estimated earnings	53,721	33,799
Deferred income taxes	6,747	5,768	Current portion of long-term debt	13,804	10,131
Prepaid expenses and other	9,731	6,967
Total current assets	742,512	634,395	Total current liabilities	425,529	329,936

			Deferred income taxes	6,177	6,911
Property and equipment			Insurance deductible reserves	22,330	20,753
Land	49,138	47,328	Long-term debt	339,223	278,169
Buildings and improvements	127,882	118,556	Other long-term liabilities	39,156	30,689
Equipment	183,865	166,633	Total liabilities	832,415	666,458
Construction in progress	18,530	9,485
Accumulated depreciation	(131,280)	(121,525)	Minority interests	11,746	14,006
Marketable securities	34,724	28,875
Deferred loan costs	4,674	3,616	Commitments and contingent liabilities	—	―
Other long-term assets	29,362	20,465
Other intangibles, net	75,162	55,227	Shareholders’ equity
Goodwill	244,425	187,470	Common shares, $0.001 par
Total assets	$1,378,994	$1,150,525	value: authorized 50 million
			shares; issued and outstanding 28,995,803 and 28,758,580 shares	29	29
			Additional paid-in capital	148,398	143,780
			Unearned compensation	—	(2,698)
			Retained earnings	384,914	328,463
			Accumulated other comprehensive income, net	1,492	487
			Total shareholders’ equity	534,833	470,061

			Total liabilities, minority interests and shareholders' equity	$1,378,994	$1,150,525

 The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Shareholders’ Equity
(thousands)
(unaudited)

						Accumulated Other Comprehensive Income (Loss)
						Net Unrealized Gain (Loss) From
	Common Shares		Additional Paid-In	Unearned	Retained	Interest Rate Swap	Marketable
	Shares	Amount	Capital	Compensation	Earnings	Contracts	Securities	Total
Balance at December 31, 2004	27,705	$28	$124,580	$(1,383)	$205,812	$(1,362)	$3	$327,678

Net income		—	—	—	54,462	—	—	54,462
Unrealized gain		—	—	—	—	834	—	834
Taxes for unrealized gain		—	—	—	—	(328)	—	(328)
Unrealized loss		—	—	—	—	—	(96)	(96)
Tax benefit for unrealized loss		—	—	—	—	—	37	37
Comprehensive income								54,909

Issuance of restricted shares	116	—	2,653	(2,653)	—	—	—	―
Earned compensation expense		—	—	619	—	—	—	619
Share options exercised	575	—	3,167	—	—	—	—	3,167
Tax benefit for share options exercised		—	4,697	—	—	—	—	4,697
Shares issued from Director Plan	14	—	380	—	—	—	—	380
Shares issued from Employee Plan	18	—	432	—	—	—	—	432
Shares issued for acquisition	34	—	1,000	—	—	—	—	1,000
Cash dividends on common shares		—	—	—	(2,543)	—	—	(2,543)
Balance at June 30, 2005	28,462	$28	$136,909	$(3,417)	$257,731	$(856)	$(56)	$390,339

Balance at December 31, 2005	28,759	$29	$143,780	$(2,698)	$328,463	$736	$(249)	$470,061

Net income		—	—	—	62,244	—	—	62,244
Unrealized gain		—	—	—	—	1,822	—	1,822
Taxes for unrealized gain		—	—	—	—	(701)	—	(701)
Unrealized loss		—	—	—	—	—	(165)	(165)
Tax benefit for unrealized loss		—	—	—	—	—	49	49
Comprehensive income								63,249

Reclassify unearned compensation - restricted shares		—	(2,698)	2,698	—	—	—	—
Earned compensation - options		—	3,340	—	—	—	—	3,340
Earned compensation - restricted shares		—	1,518	—	—	—	—	1,518
Issuance of restricted shares	138	—	—	—	—	—	—
Share options exercised	62	—	576	—	—	—	—	576
Tax benefit for share options exercised		—	605	—	—	—	—	605
Shares issued from Director Plan	12	—	415	—	—	—	—	415
Shares issued from Employee Plan	25	—	862	—	—	—	—	862
Cash dividends on common shares		—	—	—	(5,793)	—	—	(5,793)
Balance at June 30, 2006	28,996	$29	$148,398	$—	$384,914	$1,857	$(365)	$534,833

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Cash Flows
(thousands)
(unaudited)

	Six Months Ended
	June 30
Operating Activities	2006	2005
Net income	$62,244	$54,462
Items in net income not using (providing) cash:
Minority interests, net	6,074	6,809
Depreciation and amortization	21,308	11,585
Impairment of assets	2,237	463
Share-based compensation	5,401	1,064
(Gain) Loss on sale of assets, net	(91)	33
Deferred income taxes	33	(2,401)
Tax benefit for share options	—	4,697
Changes in assets and liabilities, net of effects of acquisitions and sales of business units:
Receivables, net	(11,659)	(38,945)
Inventory	(18,096)	(28,650)
Unbilled receivables	(18,784)	(2,942)
Prepaid expenses and other current assets	(2,549)	4,339
Accounts payable	25,340	29,763
Accrued compensation	(8,029)	13,013
Insurance deductible reserves	11,203	7,557
Other accrued liabilities	13,033	5,687
Billings in excess of costs and estimated earnings	8,842	10,329
Other long-term assets and liabilities	(3,001)	3,566
Other, net	(470)	(100)
Cash flows provided by operating activities	93,036	80,329

Investing Activities
Purchases of property and equipment	(28,731)	(17,202)
Acquisitions and investments in businesses, net of cash acquired	(100,097)	(27,088)
Proceeds from dispositions of property and equipment	738	300
Purchase of marketable securities	(4,410)	(4,224)
Other, net	(3,308)	760
Cash flows used by investing activities	(135,808)	(47,454)

Financing Activities
Net borrowings (payments) under revolver	65,500	(81,200)
Borrowings under term note	—	75,000
Principal payments on term note	(625)	(626)
Net payments on other notes payable	(330)	(4,096)
Decrease in book overdrafts	(5,369)	(4,443)
Proceeds from share options exercised	576	3,167
Tax benefit for share options	605	—
Dividends paid	(5,051)	(2,230)
Deferred financing costs	(1,498)	(2,193)
Distributions to minority interests	(3,221)	(849)
Other, net	(8)	54
Cash flows provided (used) by financing activities	50,579	(17,416)

Increase in Cash and Cash Equivalents	7,807	15,459

Cash and cash equivalents, beginning of period	30,078	19,496
Cash and cash equivalents, end of period	$37,885	$34,955

Supplemental Disclosure of Cash Flow Information
Accrued but unpaid dividends	$2,900	$1,421
Cash paid for interest	$11,159	$6,480
Cash paid for income taxes	$46,157	$26,057

Supplemental Disclosure of Non-cash Investing Activities
Fair value of assets acquired	$149,461	$52,184
Liabilities assumed	$49,364	$25,096
Cash paid for acquisitions and investments in businesses, net of cash acquired	$100,097	$27,088

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

These consolidated financial statements have not been audited by independent registered public accountants. However, in the opinion of management, all adjustments necessary, including those of a normal and recurring nature, to present fairly the results for the periods have been included. The preparation of these consolidated financial statements required estimates and assumptions. Actual results may differ from those estimates.

The term quarter refers to the three month period whereas period refers to the six month period. Certain reclassifications have been made to amounts reported in prior periods, none of which affected financial position, results of operations or cash flows.

Common Share Split
On February 14, 2006, our Board of Directors approved a two for one split of our outstanding common shares. Shareholders as of February 28, 2006 received a stock dividend of one additional common share for every common share they owned. All share and per share information for all prior periods presented has been retroactively adjusted to reflect this share split.

2.	Net Income Per Share

Net income per share was determined using the following information (thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net income	$34,175	$33,314	$62,244	$54,462

Weighted average shares used to determine basic net income per share	28,578	27,995	28,551	27,813
Net effect of dilutive stock options and restricted stock (1)	1,004	1,297	1,027	1,246
Weighted average shares used to determine diluted net income per share	29,582	29,252	29,578	29,059

Net income per share:
Basic	$1.20	$1.19	$2.18	$1.96
Diluted	$1.16	$1.14	$2.10	$1.87

Cash dividends declared per share for the period	$0.10	$0.05	$0.20	$0.09

(1)
Options to purchase shares of 405,100 for the second quarter of 2006 as well as 405,100 and 4,000 for the six months ended June 30, 2006 and 2005 respectively were not dilutive and therefore excluded from the computation of net income per diluted share. Options categorized as not dilutive were defined on the basis of the exercise price being greater than the average market value of the common shares in the periods presented.

3.	Accounting for Share-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment. This statement required the measurement and recognition of share-based payments to employees at fair value. Compensation cost is based on the fair value of those shares on the grant date. Compensation cost for share-based awards is recognized as the requisite service is rendered in the same financial statement line as cash compensation. Additionally, tax benefits for share-based compensation payments are reported as a financing activity, rather than as an operating cash flow.

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

The fair value of compensation expense recognized for vested options was $2.8 million whereas the compensation expense for non-vested options due to early retirement eligibility was $0.6 million for the period ended June 30, 2006. As this compensation does not require the payment of cash, this is reflected as a non-cash item in the statement of cash flows.

Share-based compensation expense is included in selling, general and administrative since it is incentive compensation issued primarily to our executives. Share-based compensation expense for options, restricted shares and share awards was $4.8 million for the period ended June 30, 2006. Share-based compensation expense for restricted shares and share awards was $0.9 million for the period ended June 30, 2005 and $1.6 million for 2005.

As of June 30, 2006 there was $15.6 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our plans. This expense will be recognized as the requisite services are rendered and is expected to be recognized over the next 5 years.

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

	Three Months Ended	Six Months Ended
	June 30	June 30
	2005	2005
Net income, as reported	$33,314	$54,462
Add: Share-based employee compensation expense determined under APB 25, net of related tax effects	208	346

Deduct: Share-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(746)	(1,321)
Pro forma net income	$32,758	$53,487

Diluted net income per share:
As reported	$1.14	$1.87
Pro forma	$1.12	$1.84

Our estimate of the fair values of our share-based compensation is based on the modified Black-Scholes-Merton model. In order to meet the fair value measurement objective, we are required to develop estimates regarding expected exercise patterns, share price volatility, dividend yield and risk-free interest rate. These assumptions are based principally on historical experience. The expected term was based on the average of the vesting term and the term of the option. Volatility was based on daily trading data of our common shares over a term consistent with the term of the option. Expected dividend yield is based on historical dividend payments. Risk free interest rate reflects the yield on the zero coupon U.S. Treasury for the remaining term of the options. When circumstances indicate the availability of new or different information that would be useful in estimating these assumptions, revisions will be made and reflected in the period such revisions are determined. Due to uncertainties inherent in these assumptions, it is possible that actual share-based compensation may vary from this estimate.

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

As a result of changes in specific markets, impairments of $1.8 million for the carrying amount of goodwill and $0.4 million for the carrying amount of certain customer relationships were recognized for SelectBuild in the second quarter of 2006.

As a result of changes in specific markets, impairments of $0.8 million for the carrying amount of goodwill and $0.5 million for the carrying amount of certain customer relationships were recognized for SelectBuild in 2005.

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

•
In June 2006, BMC West acquired a building materials distribution and truss manufacturing business in Eastern Idaho for approximately $5.1 million in cash of which $0.1 million has been retained for the settlement period. This purchase price is subject to working capital adjustment. Information required to complete the purchase price is not yet available. Final allocation of the purchase price will be completed as soon as this information is available.

•
In April 2006, SelectBuild acquired a concrete services business in Northern Arizona for approximately $1.5 million in cash of which $0.2 million has been retained for the settlement period. This purchase price is subject to working capital adjustment. Information required to complete the purchase price is not yet available. Final allocation of the purchase price will be completed as soon as this information is available.

•
In April 2006, SelectBuild acquired a wall panel and truss manufacturing business in Palm Springs, California for $6.7 million in cash of which $0.7 million has been retained for the settlement period. Information required to complete the purchase price is not yet available. Final allocation of the purchase price will be completed as soon as this information is available.

•
In February 2006, BMC West acquired three facilities providing building materials distribution and millwork services in Houston, Texas for $20.6 million in cash of which $0.2 million has been retained for the settlement period. Information required to complete the purchase price is not yet available. Final allocation of the purchase price will be completed as soon as this information is available.

•
In January 2006, SelectBuild acquired framing businesses in Palm Springs, California and Reno, Nevada for $57.1 million in cash of which $11.4 million has been retained for the settlement period. Information required to complete the purchase price is not yet available. Final allocation of the purchase price will be completed as soon as this information is available.

•
In October 2005, SelectBuild acquired a framing services business in San Diego, California for $72.6 million in cash. An additional cash payment may be required based on operating performance through September 2009.

•	In September 2005, SelectBuild acquired a concrete and plumbing services business in Las Vegas, Nevada and Southern California for $85.6 million in cash.

•	In September 2005, BMC West acquired a truss manufacturing business in McCall, Idaho for $1.3 million in cash.

•	In June 2005, SelectBuild acquired a stucco business in Las Vegas, Nevada for $5.9 million in cash.

Minority interest reflects the other owners’ proportionate share in the assets and liabilities of business ventures as of the date of purchase, adjusted by the proportionate share of post-acquisition income or loss. As the operating results of entities with minority interest are consolidated, minority interests income represents the income or loss attributable to the other owners.

•
In January 2006, SelectBuild acquired the remaining 20% interest in WBC Construction, LLC for $31.4 million in cash of which $28.8 million is payable in December 2006. An additional cash payment may be required based on operating performance through December 2006. Information required to complete the purchase price allocation is not yet available. Final allocation of the purchase price will be completed as soon as this information is available.

In August 2005, SelectBuild acquired an additional 20% interest in WBC Construction, LLC for $24.8 million in cash. WBC Construction provides concrete block masonry and concrete services to high-volume production homebuilders in Florida.

•
In July 2005, SelectBuild acquired a 51% interest in BBP Companies for $9.4 million in cash and $1 million of common shares. The remaining 49% is owned by BBP Concrete and is recognized as minority interest. BBP Companies provide concrete services to high-volume production homebuilders in Arizona.

•
In July 2005, SelectBuild acquired an additional 13% interest in Riggs Plumbing, LLC (Riggs Plumbing) for $1.4 million in cash. In April 2005, we acquired an initial 60% interest for $17.8 million in cash. The remaining 27% is owned by Riggs & Associates, LLC and is recognized as minority interest. Riggs Plumbing provides plumbing services to high-volume production builders in the Phoenix and Tucson markets.

•
In January 2005, SelectBuild acquired a 51% interest in RCI Construction, LLC (RCI Construction) for $4.9 million in cash. The remaining 49% is owned by Residential Carpentry, Inc. and is recognized as minority interest. RCI Construction provides framing services to high-volume production builders in the greater Chicago area.

Assets and liabilities acquired in these acquisitions included (thousands):

	June 30	December 31		June 30	December 31
	2006	2005		2006	2005
Cash and cash equivalents	$ ―	$1,644	Accounts payable	$10,172	$46,078
Receivables	29,505	106,407	Accrued compensation	1,187	7,385
Inventory	12,468	11,559	Insurance deductible reserves	―	3,192
Unbilled receivables	7,783	30,554	Other accrued liabilities	24,784	30,014
Deferred income taxes	―	(6,527)	Billings in excess of costs and
Prepaid expenses and other	105	4,057	estimated earnings	11,080	24,436
			Current portion of long-term debt	―	5,605
Total current assets	49,861	147,694	Total current liabilities	47,223	116,710

Property and equipment	14,313	33,406	Deferred income taxes	(1,746)	8,528
Other long-term assets	28	18	Long-term debt	―	10,048
Other intangibles, net	26,461	46,824	Other long-term liabilities	9,000	―
Goodwill	58,798	109,982	Total liabilities	54,477	135,286

			Minority interests	(5,113)	(3,172)
Total assets	$149,461	$337,924	Total liabilities and minority interests	$49,364	$132,114

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Sales
As reported	$921,992	$701,521	$1,806,549	$1,274,449
Pro forma	$922,236	$908,470	$1,823,718	$1,700,053

Net income
As reported	$34,175	$33,314	$62,244	$54,462
Pro forma	$34,927	$40,227	$64,980	$67,644

Diluted net income per share:
As reported	$1.16	$1.14	$2.10	$1.87
Pro forma	$1.18	$1.37	$2.20	$2.32

Subsequent to June 30, 2006
•	In July 2006, SelectBuild acquired a framing services business in Southern California for approximately $75.0 million in cash.

We have call and put obligations associated with our interests in BBP Companies, Riggs Plumbing, RCI Construction, A-1 Truss and WBC Mid-Atlantic. Under the purchase agreements, we have the right to purchase the other owners’ remaining portions during certain periods or if certain conditions are met. Likewise, the other owners have the option to require us to purchase their remaining portions during certain periods. The purchase price for the remaining portions will be based generally on a multiple of historical earnings. The following table summarizes the timing of these call and put obligations:

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

Investments in marketable securities consist of debt securities held by our captive insurance subsidiary and are considered available-for-sale and recorded at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income, net, a component of shareholders’ equity. There were no significant unrealized losses.

The fair value of these marketable securities were as follows (thousands):

		June 30	December 31
		2006	2005
Money market funds	$	―	$415
U.S. government and agencies		12,752	7,838
Asset backed securities		13,789	13,391
Corporate securities		10,100	10,876
		$36,641	$32,520

Contractual maturities were as follows (thousands):

	June 30	December 31
	2006	2005
Less than one year	$1,917	$3,645
One to two years	12,035	9,893
Two to five years	22,689	18,982
	$36,641	$32,520

7.	Intangible Assets and Goodwill

Intangible assets represent the values assigned to customer relationships, covenants not to compete and trade names. Intangible assets are amortized on a straight-line basis over their expected useful lives. Customer relationships are amortized over three to seventeen years, covenants not to compete over two to five years and trade names over three years. Intangible amortization expense was $6.1 million for the period ended June 30, 2006 and $4.7 million in 2005. Intangible assets consist of the following (thousands):

	June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$83,645	$(14,541)	$69,104
Covenants not to compete	9,193	(3,314)	5,879
Trade names	204	(125)	79
Other	146	(46)	100
	$93,188	$(18,026)	$75,162

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$58,926	$(9,165)	$49,761
Covenants not to compete	7,541	(2,307)	5,234
Trade names	204	(91)	113
Other	146	(27)	119
	$66,817	$(11,590)	$55,227

Estimated amortization expense for intangible assets is $6.1 million for the remainder of 2006, $11.5 million for 2007, $10.1 million for 2008, $9.9 million for 2009, $9.1 million for 2010 and $28.5 million thereafter.

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

Changes in the carrying amount of goodwill by business segment were as follows (thousands):

	SelectBuild	BMC West	Total
Balance at December 31, 2005	$167,268	$20,202	$187,470
Purchase price adjustment	(530)	—	(530)
Impairment	(1,839)	—	(1,839)
Goodwill acquired	58,331	993	59,324
Balance at June 30, 2006	$223,230	$21,195	$244,425

8.	Debt

Long-term debt consists of the following (thousands):

As of June 30, 2006		Stated Interest Rate	Notional Amount of Interest Rate Swaps		Effective Interest Rate
	Balance				Average for Quarter	As of June 30
Revolver	$143,000	LIBOR plus 0.75% or Prime plus 0.00%	$	―	6.29%	6.25%
Term note	75,000	LIBOR plus 0.75% or Prime plus 0.00%		―	5.73%	5.73%
Term note	121,250	LIBOR plus 1.75%		100,000	6.26%	6.95%
Other	13,777	Various		―
	353,027			$100,000

Less: Current portion	13,804
	$339,223

As of December 31, 2005		Stated Interest Rate	Notional Amount of Interest Rate Swaps		Effective Interest Rate
	Balance				Average for Year	As of December 31
Revolver	$77,500	LIBOR plus 0.75% or Prime plus 0.00%	$	―	5.37%	6.08%
Term note	75,000	LIBOR plus 0.75% or Prime plus 0.00%		―	4.52%	5.28%
Term note	121,875	LIBOR plus 1.75%		100,000	6.23%	6.17%
Other	13,925	Various		―	―	―
	288,300			$100,000

Less: Current portion	10,131
	$278,169

Revolver
In June 2005, we entered into an amended $300 million revolver with a group of lenders. In April 2006, we exercised an existing option to add another $150 million in borrowing capacity to our revolver which increased our borrowing capacity under the revolver to $450 million. The revolver matures in June 2010. The revolver consists of both LIBOR and Prime based borrowings. Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 0.75% to 2.00%, or Prime plus 0.00% to 0.75%. Interest is paid quarterly. As of June 30, 2006, $143 million was outstanding under the revolver.

Term Notes
In June 2005, we also entered into a $75 million term note with a group of lenders. The term note matures in June 2010 with 10% of the initial principal payable for each of the two years commencing September 2006, 20% of the initial principal payable for one year commencing September 2008 and the remaining principal balance due June 2010. Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 0.75% to 2.00%, or Prime plus 0.00% to 0.75%. Interest is paid quarterly. As of June 30, 2006, $75 million was outstanding under this term note.

In August 2003, we entered into a $125 million term note with a group of lenders. The term note matures in June 2010 and is payable in quarterly installments for the first six years in amounts equal to 1% of the initial principal amount per year and equal quarterly installments for the remaining principal balance during year seven. The interest rate for the term note is LIBOR plus 1.75%, or Prime plus 1.00%. Interest is paid quarterly. As of June 30, 2006, $121.3 million was outstanding under this term note.

Other
Other long-term debt of $13.8 million consists of term notes, equipment notes and capital leases for equipment. Interest rates vary and dates of maturity are through March 2021.

Covenants and Maturities
The credit facility consists of the revolver and term notes. The credit facility is collateralized by tangible and intangible property of our wholly-owned subsidiaries, except the assets of our captive insurance subsidiary. The credit facility contains covenants and conditions requiring the maintenance of certain financial ratios. At June 30, 2006, we were in compliance with these covenants and conditions.

Scheduled maturities of long-term debt are as follows (thousands):

2006	$8,252
2007	13,978
2008	14,130
2009	77,830
2010	237,408
Thereafter	1,429
$353,027

As of June 30, 2006 and December 31, 2005 there were $73.8 million and $75.9 million, respectively of letters of credit outstanding that guaranteed performance or payment to third parties. These letters of credit reduce borrowing availability under the revolver.

Hedging Activities
Derivative and hedging activities are recorded on the balance sheet at their fair values. In June 2004, we entered into interest rate swap contracts that effectively convert a portion of the floating rate borrowings of the $121.3 million term note to a fixed interest rate through June 2009, thus reducing the impact of increases in interest rates on future interest expense. Approximately 82% of the outstanding floating rate borrowings of the term note as of June 30, 2006 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. As a result, the interest rate on $100 million of the $121.3 million floating rate borrowings outstanding at June 30, 2006 was fixed at an average rate of 6.14%. After giving effect to the interest rate swap contracts, total borrowings were 32% fixed and 68% floating.

The fair value of derivative instruments is based on pricing models using current market rates. The fair value of the interest rate swap contracts was a long-term asset of $3.0 million as of June 30, 2006. The effective portion was recorded in accumulated other comprehensive income, net, a separate component of shareholders’ equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings. A corresponding deferred tax liability of $1.2 million was also recorded in accumulated other comprehensive income, net for the income tax related to the estimated fair value of the interest rate swap contracts. The ineffective portion of the change in the value of the interest rate swap contracts is immediately recognized as a component of interest expense. Hedge ineffectiveness for the period ended June 30, 2006 was not significant. Management may choose not to swap floating debt to a fixed rate or may terminate a previously executed swap if the floating rate positions are more beneficial.

9.	Shareholders’ Equity

Preferred Shares
We are authorized to issue 2 million preferred shares, however none of these shares are issued. Under the terms of our Restated Certificate of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the preferred shares.

Common Shares
Our common shares have a par value of $0.001. We have 50 million shares authorized of which approximately 29 million are issued and outstanding as of June 30, 2006.

Of the unissued shares, 850,636 shares were reserved for the following:

Unissued Shares
Employee Stock Purchase Plan	114,070
2004 Incentive and Performance Plan	736,566

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

Dividends
During 2006, cash dividends per common share were as follows:

•	$0.10 per share in the second quarter
•	$0.10 per share in the first quarter

On July 28, 2006, our Board of Directors approved a quarterly cash dividend of $0.10 per common share. The dividend is payable to shareholders of record as of September 22, 2006 and will be paid on or about October 12, 2006.

10.	Employee Benefit Plans

Retirement Plans
We provide a savings and retirement plan for salaried and certain hourly employees whereby eligible employees may contribute a percentage of their earnings to a trust. Matching contributions of $2.6 million for the period ended June 30, 2006, $1.8 million for the period ended June 30, 2005 and $3.9 million for 2005 were made to the trusts based on a percentage of the contributions made by the participating employees.

Additionally, there is a supplemental retirement plan for eligible participants. Contributions are based on achieving certain operating performance and certain participants receive a guaranteed return ranging from zero to 9% based on years of service. Contributions were $3.4 million for the period ended June 30, 2006, $3.5 million for the period ended June 30, 2005 and $7.5 million in 2005. The plan’s investments are principally company-owned life insurance policies. Payments are made to the participants or their beneficiaries over a 5, 10 or 15-year period.

Cash Equity Plan
In April 1999, our Board of Directors adopted the Cash Equity Plan. Employees were eligible to receive awards at the discretion of the Compensation Committee of the Board of Directors. Awards are common share equivalent units that may be exchanged for the market value of those shares. The number of units available for grant, including those units outstanding and unexercised, cannot exceed two percent of the common shares outstanding at any given time. The awards are restricted from sale or transfer, vest after three years from the date of grant and expire after five years. No units have been awarded since February 2002. Compensation expense is recognized on a straight-line basis over the respective vesting period with periodic adjustments to compensation expense based on changes in the market value of the common shares. The related compensation expense for this plan was not significant for the period ended June 30, 2006, $0.3 million for the period ended June 30, 2005 and $0.3 million in 2005. Common share equivalent units of 7,700 remain outstanding and unexercised at June 30, 2006. No further grants or awards will be made under this plan.

Employee Stock Purchase Plan
In September 2000, our Board of Directors adopted the Employee Stock Purchase Plan, which our shareholders approved in May 2001. The plan permits eligible employees to purchase common shares through payroll deductions of up to 10% of an employee’s compensation limited to $25,000 each year. The purchase price of the shares is 85% of the market price on the last day of each month. There were 400,000 common shares authorized under this plan and there were 114,070 shares available for future purchase as of June 30, 2006. Compensation expense recognized was $0.1 million for the period ended June 30, 2006, $0.1 million for the period ended June 30, 2005 and $0.2 million in 2005.

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

Options
•
In the period ended June 30, 2006, we granted 407,100 options to employees. These options vest ratably over three years from the date of grant and expire after seven years if unexercised. These options were awarded with exercise prices equal to the fair value of the shares on the date of grant.

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

•
In 2004, we granted 207,000 options to employees under the 2000 Stock Incentive Plan. These options vest ratably over three years from the date of grant and expire after seven years if unexercised. These options were awarded with exercise prices equal to the fair value of the shares on the date of grant.

•
In 2003, we granted 371,500 options to employees under the 2000 Stock Incentive Plan. These options vest ratably over four years from the date of grant and expire after seven years if unexercised. These options were awarded with exercise prices equal to the fair value of the shares on the date of grant.

•
In February 1997, the Board of Directors authorized issuance of 100,000 options as an additional incentive to attract a member of senior management. These options vested in February 2002 and expire after ten years if unexercised. These options were awarded with exercise prices equal to the fair value of the shares on the date of grant.

The following table summarizes information regarding options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$4.84 to $5.97	555,000	3.96	$4.94	555,000	$4.94
$6.00 to $6.97	452,154	5.20	$6.78	364,030	$6.73
$7.00 to $7.88	471,312	6.43	$7.38	367,816	$7.23
$8.70 to $9.75	337,994	4.84	$8.70	211,998	$8.70
$22.77 to $28.36	413,998	5.63	$22.88	134,011	$22.88
$37.93 to $38.16	405,100	6.55	$37.93	―	―
$4.84 to $38.16	2,635,558	5.39	$14.06	1,632,855	$7.82

As a result of the adoption of Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment, compensation expense is recognized over the requisite service period for all share-based compensation granted after as well as unvested on January 1, 2006. No expense is recognized for awards vested in periods prior to January 1, 2006. The fair value of compensation expense recognized for vested options was $2.8 million whereas the compensation expense for non-vested options due to early retirement eligibility was $0.6 million for the period ended June 30, 2006. Options are not included in the calculation of basic income per share, however options are included in the calculation of diluted income per share.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following key assumptions:

Grant Year	Grant Date	Expected Term (Years)	Expected Volatility	Expected Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
2006	January 2006	5.94	48.58%	0.70%	3.77%	$37.93
2005	May 2005	7.00	54.16%	0.68%	4.29%	$28.36
2005	February 2005	6.84	54.16%	0.84%	4.10%	$22.77
2004	May 2004	7.00	54.25%	1.45%	4.56%	$8.50
2004	February 2004	7.50	54.68%	1.45%	4.09%	$7.88
2003	April 2003	8.50	55.42%	1.33%	3.94%	$6.97

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

As of June 30, 2006, there was $9.2 million of unrecognized compensation expense related to these options. This is recognized as the requisite services are rendered and is expected to be recognized over the next 3 years.

Restricted Shares
•	In the period ended June 30, 2006, we issued 138,400 restricted shares to employees. The weighted-average fair value of the restricted shares granted was $37.88 per share.

•	In 2005, we issued 118,000 restricted shares to employees. The weighted-average fair value of the restricted shares granted was $23.19 per share.

•	In 2004, we issued 149,000 restricted shares to employees. The weighted-average fair value of the restricted shares granted was $10.89 per share.

These restricted shares vest over periods through 2011, however under certain circumstances some or all of the restricted shares may vest earlier. There were 500 restricted shares forfeited in the period ended June 30, 2006, no restricted shares forfeited in the period ended June 30, 2005 and 9,500 restricted shares forfeited in 2005. Compensation expense is recognized over the vesting period. Compensation expense recognized was $1.5 million for the period ended June 30, 2006, $0.6 million for the period ended June 30, 2005 and $1.3 million in 2005.

As of June 30, 2006, there was $6.4 million of unrecognized compensation expense related to these restricted shares. This is recognized as the requisite services are rendered and is expected to be recognized over the next 5 years. Restricted shares are not included in the calculation of basic income per share, however restricted shares are included in the calculation of diluted income per share.

Shares
•
In the period ended June 30, 2006, we issued 12,000 shares to non-employee directors and recognized compensation expense of $0.4 million. These shares vest immediately, however trading is restricted for one year from the date of grant.

•
In 2005, we issued 14,000 shares to non-employee directors and recognized compensation expense of $0.4 million. These shares vest immediately, however trading is restricted for one year from the date of grant.

The following table summarizes activity for share-based awards:

	June 30		December 31
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	2,557,412	$8.75	2,904,796	$6.11
Granted	545,500	$28.31	542,000	$17.90
Exercised	(61,738)	$9.33	(861,384)	$5.70
Forfeited	(10,216)	$17.78	(28,000)	$5.56
Outstanding at end of the period	3,030,958	$12.23	2,557,412	$8.75

Options exercisable at end of the period	1,632,855	$7.82	1,425,300	$6.32
Weighted average fair value of options granted at fair value for the period	$37.93		$22.88

The following table summarizes equity compensation information as of June 30, 2006:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	2,930,958	$12.43	736,566
Equity compensation plans not approved by security holders	100,000	$6.25	―
Total	3,030,958	$12.23	736,566

11.	Income Taxes

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

Income taxes associated with the other owner’s proportionate share of BBP Companies, acquired in July 2005, were $1.3 million for the period ended June 30, 2006 and $1.2 million in 2005. We are required to recognize income taxes for all of the earnings of this 51% interest due to its C Corporation status. While these income taxes are recognized in income taxes, the portion of income taxes associated with the other owner's proportionate share of earnings are eliminated through minority interest.

The tax benefit associated with non-statutory options exercised by employees under the various share plans reduced taxes payable by approximately $0.6 million for the period ended June 30, 2006, $4.7 million for the period ended June 30, 2005 and $9.1 million in 2005. These tax benefits are recognized in additional paid-in capital, a component of shareholders’ equity.

12.	Legal Proceedings

We are involved in litigation and other legal matters arising in the normal course of business. In the opinion of management the recovery or liability, if any, under any of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

13.	Segment Information

The consolidated financial statements include operations from two reportable segments: SelectBuild and BMC West. These segments represent businesses that are managed separately. Each of these businesses requires distinct marketing and operating strategies. Management reviews financial performance based on these operating segments.

SelectBuild provides construction services to high-volume homebuilders. These services include wood framing or concrete block masonry, concrete services, plumbing and other services. Construction services include managing labor and construction schedules as well as sourcing materials.

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

Selected financial information by segment is as follows (thousands):

	Sales			Income (Loss) Before Taxes and Minority Interests	Depreciation and Amortization	Capital (1) Expenditures	Assets
	Segment	Inter- Segment	Trade

Three Months Ended June 30, 2006
SelectBuild	$503,342	$(1,411)	$501,931	$47,098	$ 6,050	$15,024	$ 760,561
BMC West	420,637	(576)	420,061	39,178	3,939	6,375	503,709
Corporate	―	―	―	(21,959)	929	2,630	114,724
	$923,979	$(1,987)	$921,992	64,317	$10,918	$24,029	$1,378,994
Interest Expense				6,465
				$57,852

Three Months Ended June 30, 2005
SelectBuild	$303,648	$ (13)	$303,635	$36,756	$2,486	$ 8,337	$341,395
BMC West	398,230	(344)	397,886	41,030	2,795	5,032	479,824
Corporate	―	―	―	(16,894)	734	440	70,689
	$701,878	$(357)	$701,521	60,892	$6,015	$13,809	$891,908
Interest Expense				3,350
				$57,542

Six Months Ended June 30, 2006
SelectBuild	$1,001,672	$(1,443)	$1,000,229	$ 93,173	$11,951	$29,256	$ 760,561
BMC West	807,513	(1,193)	806,320	69,724	7,560	10,498	503,709
Corporate	―	―	―	(44,194)	1,797	3,290	114,724
	$1,809,185	$(2,636)	$1,806,549	118,703	$21,308	$43,044	$1,378,994
Interest Expense				12,055
				$106,648

Six Months Ended June 30, 2005
SelectBuild	$ 546,149	$(272)	$ 545,877	$ 65,288	$ 4,527	$11,691	$341,395
BMC West	729,049	(477)	728,572	69,905	5,545	10,350	479,824
Corporate	―	―	―	(33,993)	1,513	877	70,689
	$1,275,198	$(749)	$1,274,449	101,200	$11,585	$22,918	$891,908
Interest Expense				6,548
				$ 94,652

(1)	Property and equipment from acquisitions are included as capital expenditures.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Environment and Executive Overview

We are one of the largest providers of residential construction services and building products in the United States, with a focus in western and southern states. We provide construction services and building products in 16 of the top 25 single-family residential construction markets through our two subsidiaries, SelectBuild and BMC West. SelectBuild provides construction services to high-volume homebuilders in key growth markets. BMC West distributes building materials, manufactures building components and provides construction services to professional builders and contractors through a network of 40 distribution facilities and 57 manufacturing facilities.

We grow our business through acquisitions as well as strategically expanding the breadth of our services and products offered to professional builders and contractors. In particular, we believe high-volume homebuilders are seeking quality, reliable and cost effective solutions to meet their construction needs. In 2005 and the first six months of 2006, we completed several acquisitions to expand our construction services offered to homebuilders. Our services include framing, concrete, plumbing and other construction services as well as building product distribution and manufactured building components including trusses, millwork and wall panels.

For the homebuilding industry, the U.S. Department of Commerce reported single-family housing starts declined 6.5% from May to June to a seasonally adjusted annual rate of 1.5 million. This represents a 13.8% decline from June 2005. Additionally, single-family building permits for the U.S. were down 6.3% from May to June to a seasonally adjusted pace of 1.4 million. Although housing starts and permits have slowed, they remain comparable to historic averages. While interest rates have risen, other key fundamentals influencing the homebuilding industry such as consumer confidence and job formation remain positive.

In our markets, we are also experiencing a slowdown in single-family homebuilding from the historic highs of 2005. Given our geographic diversity, we encountered softness in certain regions offset by continued strength in other regions. Overall, contract starts and building permits in our markets reflect lower construction activity relative to last year’s high levels. Although the changing marketplace is providing new challenges for us, we are confident in our strategy of serving high-volume homebuilders and professional builders with services and products. Additionally, our ability to adjust to changes in the marketplace with an experienced management team as well as our financial strength, cause us to remain optimistic about our long-term growth opportunities.

Our strategy includes expanding the breadth of our services and products offered to professional builders and contractors. Acquisitions completed in 2006 include the following:

•	framing services in Palm Springs, California and Reno, Nevada (January 2006)
•	remaining 20% interest in our existing business providing concrete block masonry and concrete services in Florida (January 2006)
•	building materials distributor and millwork services in Houston, Texas (February 2006)
•	concrete services in Northern Arizona (April 2006)
•	wall panel and truss manufacturer in Palm Springs, California (April 2006)
•	building materials distributor and truss manufacturer in Eastern Idaho (June 2006)
•	framing services in Southern California (July 2006)

We evaluate our results of operations including and excluding acquisitions. We believe a presentation of sales and income from operations excluding acquisitions not present in the same period enhances an understanding of the acquisitions as well as comparable operations for the respective periods. In the discussion of the quarter and six months ended June 30, 2006 and 2005, a reconciliation of sales and income from operations excluding acquisitions has been provided.

The following tables and subsequent discussions should be read in conjunction with the consolidated financial statements and the related notes in this Form 10-Q and our most recent Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Second Quarter of 2006 Compared to 2005
The amounts and percentage relationship to sales of certain costs, expenses and income items are as follows (millions):

	Three Months Ended June 30
	2006		2005
Sales
Construction services	$560.3	60.8%	$356.9	50.9%
Building products	361.7	39.2	344.6	49.1
Total sales	922.0	100.0	701.5	100.0

Costs and operating expenses
Cost of goods sold
Construction services	452.5	80.8	289.9	81.2
Building products	264.4	73.1	253.8	73.7
Total cost of goods sold	716.9	77.7	543.7	77.5
Impairment of assets	2.2	0.2	0.5	0.1
Selling, general and administrative expenses	139.1	15.1	97.3	13.9
Other income, net	(0.5)	―	(0.9)	(0.2)
Total costs and operating expenses	857.7	93.0	640.6	91.3

Income from operations	$64.3	7.0%	$60.9	8.7%

Net income	$34.2	3.7%	$33.3	4.7%

Income per diluted share	$1.16		$1.14

Consolidated Financial Results
Selected financial results are as follows (millions):

	2006	2005	$ Change	% Change
Sales
Construction services	$ 560	$ 357	$ 203	57%
Building products	362	344	18	5%
	$ 922	$ 701	$ 221	32%

Income from operations	$ 65	$ 61	$ 4	7%

Sales increased 32% to $922 million due to the acquisition of construction service businesses not present in the second quarter of 2005. Sales from construction service acquisitions were $215 million. Sales from comparable operations in our geographically diverse markets were 2% lower than the same quarter a year ago. Our California, Florida and Colorado markets experienced lower sales while other markets improved. This is consistent with single-family building permits which varied in our markets and were down 9.7% overall, while permits were down 8% for the U.S. overall.

Income from operations increased to $65 million from $61 million in the second quarter of the prior year. Gross margins were 22.3%, down from 22.5% in the second quarter of 2005. This decline was due to the growing portion of the sales mix represented by our SelectBuild segment. SelectBuild represented 54% compared to 43% of sales in the same quarter last year. Gross margins improved at both our SelectBuild and BMC West segments for the quarter.

Selling, general and administrative expenses increased $41.8 million and were 15.1% of sales, up 1.2% from 13.9% in the same quarter a year ago. Acquisitions accounted for over half or $23 million of the increase. Excluding acquisitions, the increase in selling, general and administrative expenses was due to:

•	integration costs at SelectBuild, including the costs of transitioning private companies to a public-company environment,
•	costs associated with reorganizing SelectBuild into regions and
•	compensation and other costs at BMC West to support higher volume.

Business Segments
Sales and income from operations by business segment are as follows (millions):

	2006		2005
	Sales	Income from Operations	Sales	Income from Operations
SelectBuild	$ 501	$ 47	$ 304	$ 37
BMC West	421	40	397	41
Corporate	―	(22)	―	(17)
	$ 922	$ 65	$ 701	$ 61

SelectBuild
Selected financial results are as follows (millions):

	2006	2005	$ Change	% Change
Sales	$ 501	$ 304	$ 197	65%
Less: Acquisitions	(215)	―	(215)	―
	$ 286	$ 304	$ (18)	(6%)

Income from operations	$ 47	$ 37	$ 10	27%
Less: Acquisitions	(18)	―	(18)	―
	$ 29	$ 37	$ (8)	(22%)

Sales increased 65% to $501 million due to $215 million from acquisitions not present in the same quarter a year ago. Sales from comparable operations reported a 6% decrease in sales, principally in the Southeast and Pacific regions. Contract starts and building permits in our markets reflected slower homebuilding activity for the quarter.

Income from operations increased $10 million to $47 million, up 27% from the same quarter of the prior year. The increase was due to acquisitions as comparable income from operations was down 22%. Although gross margins improved, the decrease in comparable income from operations was primarily a result of higher selling, general and administrative expenses for compensation and other costs related to the integration of acquisitions and reorganizing operating units into regions.

BMC West
Selected financial results are as follows (millions):

	2006	2005	$ Change	% Change
Sales	$ 421	$ 397	$ 24	6%
Less: Acquisitions	(16)	―	(16)	―
	$ 405	$ 397	$ 8	2%

Income from operations	$ 40	$ 41	$ (1)	(2%)
Less: Acquisitions	―	―	―	―
	$ 40	$ 41	$ (1)	(2%)

Sales increased 6% to $421 million from $397 million in the same quarter a year ago. The increase was primarily due to acquisitions not present in the same quarter of 2005. Sales from comparable operations edged higher, up 2%, despite decreases in commodity wood product prices. Solid sales increases occurred in the Intermountain, Texas and Northwest regions and offset declines in the Southwest. Single-family building permits in our markets were up slightly compared to the same quarter a year ago.

Income from operations decreased to $40 million from $41 million in the second quarter of the prior year. Gross margins improved to 25.6% from 25.1% in the same quarter a year ago. However selling, general and administrative expenses were 16.4% of sales, up 1.5%, from 14.9% of sales in the same quarter a year ago. These expenses were higher due to compensation expenses for additional personnel and other costs to support increased volume.

Corporate
Corporate represents expenses to support the operations of our business segments, SelectBuild and BMC West. These costs include executive and senior management, information systems, administrative functions for reporting, accounts payable and human resources, professional fees for regulatory compliance as well as certain incentive compensation. These costs are not allocated to our business segments.

Selected financial results are as follows (millions):

	2006	2005	$ Change	% Change
Corporate general and administrative expenses	$ 22	$ 17	$ 5	29%

Corporate expenses were $5 million higher than the same quarter a year ago due to compensation expenses for additional personnel to support our expanding operations, including the integration of acquisitions. However, as a percent of sales these expenses were 2.4% in both quarters.

Six Months of 2006 Compared to 2005
The amounts and percentage relationship to sales of certain costs, expenses and income items are as follows (millions):

	Six Months Ended June 30
	2006		2005
Sales
Construction services	$1,109.1	61.4%	$636.9	50.0%
Building products	697.4	38.6	637.5	50.0
Total sales	1,806.5	100.0	1,274.4	100.0

Costs and operating expenses
Cost of goods sold
Construction services	900.7	81.2	517.4	81.2
Building products	511.2	73.3	469.4	73.6
Total cost of goods sold	1,411.9	78.2	986.8	77.4
Impairment of assets	2.2	0.1	0.5	―
Selling, general and administrative expenses	276.0	15.3	187.3	14.7
Other income, net	(2.3)	(0.2)	(1.4)	―
Total costs and operating expenses	1,687.8	93.4	1,173.2	92.1

Income from operations	$118.7	6.6%	$101.2	7.9%

Net income	$62.2	3.4%	$54.5	4.3%

Income per diluted share	$2.10		$1.87

Consolidated Financial Results
Selected financial results are as follows (millions):

	2006	2005	$ Change	% Change
Sales
Construction services	$ 1,109	$ 637	$ 472	74%
Building products	698	637	61	10%
	$ 1,807	$ 1,274	$ 533	42%

Income from operations	$ 119	$ 101	$ 18	18%

Sales increased 42% to $1.8 billion from $1.3 billion due to the acquisition of construction service businesses not present in the same period of the prior year. Sales from construction service acquisitions were $439 million. Sales from comparable operations were 5% higher than the same period a year ago despite a 6% decrease in single-family building permits in our markets. Our Texas, Intermountain and Southwest markets experienced higher sales and offset declines in other markets, particularly building products in California and construction services in Florida.

Income from operations increased to $119 million from $101 million in the prior year. The improvement was due to acquisitions which offset declines at comparable operations. Income from operations for comparable operations declined approximately $18 million or 18% relative to the same period in 2005.

Gross margins were 21.8%, down 0.8%, from 22.6% in the same period a year ago. This decline was due to the growing portion of construction services from our SelectBuild business segment as we continue to pursue our acquisition strategy of expanding these services. Gross margins at our SelectBuild and BMC West segments were approximately the same for both periods.

Selling, general and administrative expenses increased $88.7 million and represented 15.3% of sales compared to 14.7% in the same period a year ago. Acquisitions accounted for approximately half of the increase. Excluding acquisitions, the increase in selling, general and administrative expenses were primarily related to integration costs associated with acquisitions, reorganization of SelectBuild into regions as well as compensation and other costs at BMC West to support higher volume.

Business Segments
Sales and income from operations by business segment are as follows (millions):

	2006		2005
	Sales	Income from Operations	Sales	Income from Operations
SelectBuild	$ 1,000	$ 93	$ 546	$ 65
BMC West	807	70	728	70
Corporate	―	(44)	―	(34)
	$ 1,807	$ 119	$ 1,274	$ 101

SelectBuild
Selected financial results are as follows (millions):

	2006	2005	$ Change	% Change
Sales	$ 1,000	$ 546	$ 454	83%
Less: Acquisitions	(439)	―	(439)	―
	$ 561	$ 546	$ 15	3%

Income from operations	$ 93	$ 65	$ 28	43%
Less: Acquisitions	(36)	―	(36)	―
	$ 57	$ 65	$ (8)	(12%)

Sales increased 83% to $1 billion from $546 million in the same period a year ago. Sales of $439 million from acquisitions not present in the same period a year ago accounted for the increase. Sales from comparable operations were 3% higher, most notably in our Southwest region. Contract starts and building permits were down, reflecting slower homebuilding in our markets.

Income from operations was $93 million, up 43% from $65 million in the same period a year ago. The increase was due to acquisitions not present in the same period a year ago. Income from operations for comparable operations was down approximately 12%. This decrease was the result of higher selling, general and administrative expenses related to compensation and other costs associated with the integration of acquisitions and reorganizing operating units into regions.

BMC West
Selected financial results are as follows (millions):

	2006	2005	$ Change	% Change
Sales	$ 807	$ 728	$ 79	11%
Less: Acquisitions	(24)	―	(24)	―
	$ 783	$ 728	$ 55	8%

Income from operations	$ 70	$ 70	―	―
Less: Acquisitions	―	―	―	―
	$ 70	$ 70	―	―

Sales increased 11% to $807 million from $728 million in the same period a year ago. Sales from comparable operations increased 8% and were particularly strong in our Texas, Intermountain and Northwest regions, offsetting declines in California and Colorado. Single-family building permits in our markets were up 4.7% compared to the same period a year ago.

Income from operations of $70 million was the same for both periods. Gross margins at 25.2% were consistent for both periods. However selling, general and administrative expenses were up 1.0% to 16.7% of sales from 15.7% in the same period a year ago. These expenses were higher due to compensation expenses for additional personnel and other costs to support increased volume.

Corporate
Corporate represents expenses to support the operations of our business segments, SelectBuild and BMC West. These costs include executive and senior management, information systems, administrative functions for reporting, accounts payable and human resources, professional fees for regulatory compliance as well as certain incentive compensation. These costs are not allocated to our business segments.

Selected financial results are as follows (millions):

	2006	2005	$ Change	% Change
Corporate general and administrative expenses	$ 44	$ 34	$ 10	29%

Corporate expenses were $10 million higher than the same period a year ago due to compensation expenses for additional personnel to support our expanding operations. However, these expenses improved as a percent of sales to 2.4% from 2.7% in the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
Our primary need for capital resources is to fund working capital and acquisitions as well as finance capital expenditures. Capital resources have primarily consisted of cash flows from operations and additional debt. For the period ended June 30, 2006, cash was provided by operations and borrowed to purchase acquisitions.

Operations
Cash provided by operating activities was $93.0 million compared to $80.3 million in the same period a year ago. Cash from operating activities increased $20.5 million due to acquisitions not present in the same period of 2005. Changes in cash used for working capital requirements were not significant as cash used was $0.7 million compared to cash provided of $0.2 million in the same period a year ago. Cash requirements for receivables, inventory, unbilled receivables and compensation costs were offset by accounts payable, timing of insurance premiums and other accrued liabilities. Days sales outstanding increased, however this was offset by improvement in inventory turns and an increase in days payable outstanding.

Capital Investments and Acquisitions
Cash used in investing activities was $135.8 million or $88.3 million more than $47.5 million for the same period a year ago. Cash use included $100.1 million for the acquisition of:
•	businesses providing framing services in Palm Springs, California and Reno, Nevada,

•	the remaining 20% interest in WBC Construction, LLC,
•	three facilities providing building materials distribution and millwork services in Houston, Texas,
•	wall panel and truss manufacturing business in Palm Springs, California,
•	building materials distribution and truss manufacturing business in Eastern Idaho and
•	concrete services business in Northern Arizona.

Net cash used for investing activities in the same period a year ago was used primarily for the acquisition of a plumbing service business in Phoenix and Tucson, Arizona, a stucco business in Las Vegas, Nevada and a framing services business in Chicago, Illinois as well as the purchase of property and equipment.

Financing
Cash provided by financing activities was $50.6 million compared to cash used of $17.4 million in the same period a year ago. Debt was borrowed to finance five acquisitions, purchase the remaining portion of a minority interest and purchases of property and equipment whereas in the same period a year ago, debt was repaid from operating cash flows and refinanced as a term note.

Credit Facility
Revolver
In June 2005, we entered into an amended $300 million revolver with a group of lenders. In April 2006, we exercised an existing option to add another $150 million in borrowing capacity to our revolver which increased our borrowing capacity under the revolver to $450 million. The revolver matures in June 2010. The revolver consists of both LIBOR and Prime based borrowings. Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 0.75% to 2.00%, or Prime plus 0.00% to 0.75%. Interest is paid quarterly. As of June 30, 2006, $143 million was outstanding under the revolver.

Term Notes
In June 2005, we also entered into a $75 million term note with a group of lenders. The term note matures in June 2010 with 10% of the initial principal payable for each of the two years commencing September 2006, 20% of the initial principal payable for one year commencing September 2008 and the remaining principal balance due June 2010. Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 0.75% to 2.00%, or Prime plus 0.00% to 0.75%. Interest is paid quarterly. As of June 30, 2006, $75 million was outstanding under this term note.

In August 2003, we entered into a $125 million term note with a group of lenders. The term note matures in June 2010 and is payable in quarterly installments for the first six years in amounts equal to 1% of the initial principal amount per year and equal quarterly installments for the remaining principal balance during year seven. The interest rate for the term note is LIBOR plus 1.75%, or Prime plus 1.00%. Interest is paid quarterly. As of June 30, 2006, $121.3 million was outstanding under this term note.

Other
Other long-term debt of $13.8 million consists of term notes, equipment notes and capital leases for equipment. Interest rates vary and dates of maturity are through March 2021.

Covenants and Maturities
The credit facility consists of the revolver and term notes. The credit facility is collateralized by tangible and intangible property of our wholly-owned subsidiaries, except the assets of our captive insurance subsidiary. The credit facility contains covenants and conditions requiring the maintenance of certain financial ratios. At June 30, 2006, we were in compliance with these covenants and conditions.

Scheduled maturities of long-term debt are as follows (thousands):

2006	$8,252
2007	13,978
2008	14,130
2009	77,830
2010	237,408
Thereafter	1,429
$353,027

As of June 30, 2006 and December 31, 2005 there were $73.8 million and $75.9 million, respectively of letters of credit outstanding that guaranteed performance or payment to third parties. These letters of credit reduce borrowing availability under the revolver.

Hedging Activities
Derivative and hedging activities are recorded on the balance sheet at their fair values. In June 2004, we entered into interest rate swap contracts that effectively convert a portion of the floating rate borrowings of the $121.3 million term note to a fixed interest rate through June 2009, thus reducing the impact of increases in interest rates on future interest expense. Approximately 82% of the outstanding floating rate borrowings of the term note as of June 30, 2006 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. As a result, the interest rate on $100 million of the $121.3 million floating rate borrowings outstanding at June 30, 2006 was fixed at an average rate of 6.14%. After giving effect to the interest rate swap contracts, total borrowings were 32% fixed and 68% floating.

The fair value of derivative instruments is based on pricing models using current market rates. The fair value of the interest rate swap contracts was a long-term asset of $3.0 million as of June 30, 2006. The effective portion was recorded in accumulated other comprehensive income, net, a separate component of shareholders’ equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings. A corresponding deferred tax liability of $1.2 million was also recorded in accumulated other comprehensive income, net for the income tax related to the estimated fair value of the interest rate swap contracts. The ineffective portion of the change in the value of the interest rate swap contracts is immediately recognized as a component of interest expense. Hedge ineffectiveness for the period ended June 30, 2006 was not significant. Management may choose not to swap floating debt to a fixed rate or may terminate a previously executed swap if the floating rate positions are more beneficial.

Equity
Preferred Shares
We are authorized to issue 2 million preferred shares, however none of these shares are issued. Under the terms of our Restated Certificate of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the authorized but unissued shares of preferred stock.

Common Shares
Our common shares have a par value of $0.001. We have 50 million shares authorized of which approximately 29 million are issued and outstanding as of June 30, 2006.

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

Our principal sources of funds are anticipated to be cash flows from operating activities and available borrowings under our credit facility. Based on our historical ability to generate cash flows from operations, borrowing capacity under the credit facility and access to debt and equity markets, we believe we have sufficient liquidity and capital resources to meet our current and future financial obligations, including our scheduled principal and interest payments as well as provide funds for working capital, acquisitions and other anticipated needs.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. These entities are often referred to as structured finance or special purpose entities which might be established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2006, we are not involved in any transactions with unconsolidated entities.

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

Management believes the estimates utilized are reasonable under the circumstances, however actual results could differ from these estimates and may require adjustment in future periods. There have been no significant changes during the six months ended June 30, 2006 to the critical accounting estimates disclosed in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2005.

BUSINESS RISKS AND FORWARD-LOOKING STATEMENTS

There are a number of business risks and uncertainties that affect our operations and therefore could cause future results to differ from past performance or expected results. Additional information regarding business risks and uncertainties is contained in Item 1A of Part II of this Form 10-Q. These risks and uncertainties may include, however are not limited to:

•	demand for single-family homes which is influenced by changes in the overall condition of the U.S. economy, including interest rates, job formation, consumer confidence and other important factors;
•	our business model;
•	integration of acquired businesses may not result in anticipated cost savings and revenue synergies being fully realized or may take longer to realize than expected;
•	our ability to identify and acquire suitable acquisition candidates;
•	availability of and our ability to attract, train and retain qualified individuals;
•	implementation of cost structures that align with revenue growth;
•	changes in the business models of our customers;
•	fluctuations in our costs and availability of sourcing channels for commodity wood products, concrete, steel and other building materials;
•	intense competition;
•	weather conditions, including natural catastrophic events;
•	construction defect and product liability claims as well as other legal proceedings;
•	disruptions in our information systems;
•	actual and perceived vulnerabilities as a result of terrorist activities and armed conflict;
•	changes to various federal, state and other regulations; and
•	numerous other matters of a local and regional scale, including those of a political, economic, business, competitive or regulatory nature.

Risks related to our shares include, however are not limited to:
•	share price fluctuations and
•	potential share price limitations due to anti-takeover defenses in our governing documents and certain provisions under Delaware law.

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

Interest Rate Risk
Changes in interest expense occur when market interest rates change. Changes in the carrying amount of debt could also increase interest rate risks. Interest rate swap contracts are currently utilized to hedge interest rate risks. Approximately 82% of the outstanding floating rate borrowings of the $121.3 million term note as of June 30, 2006 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. After giving effect to the interest rate swap contracts, total borrowings are 32% fixed and 68% floating. Based on debt outstanding as of June 30, 2006, a 0.25% increase in interest rates would result in approximately $0.6 million of additional interest expense annually.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. This evaluation was conducted to determine whether the disclosure controls and procedures were effective and timely in bringing material information to the attention of senior management and are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with generally accepted accounting principles. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting
Our disclosure controls and procedures and internal controls over financial reporting are routinely evaluated and tested for effectiveness. These evaluations are discussed with management and the Audit Committee. As a result of these evaluations, revisions and corrective actions are made to ensure the effectiveness of our disclosure controls and procedures and internal controls over financial reporting. During the quarterly period covered by this report, we identified deficiencies in the design or operation of our internal controls, however revisions and corrective actions are being made to ensure the effectiveness of our disclosure controls and procedures and internal controls over financial reporting. None of these deficiencies have been considered a material weakness and there were no changes in the design or operation of our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The residential construction services and building products industry is highly dependent on demand for single-family homes which is influenced by several factors. These factors include economic changes nationally and locally, mortgage and other interest rates, tax policy, job formation, consumer confidence, demographic trends, inflation and building permit activity as well as other factors. The construction of new homes may also experience declines due to the availability and affordability of land in attractive metropolitan areas, shortages of qualified trades people, shortages of materials and regulations that impose restrictive zoning and density requirements. Also, changes to housing patterns may occur, such as an increase in consumer demand for urban living rather than single-family suburban neighborhoods. All of these factors could limit demand for home construction and may adversely impact our financial condition, results of operations or cash flows.

There are risks associated with our business model.
Our business model seeks the strategic growth of construction services and distribution of building products in an effort to provide a comprehensive solution to high-volume and other homebuilders. Providing these services and products includes the risks of availability and cost of qualified labor and claims for construction defects, product liability and workers compensation as well as the timely sourcing and availability of building products. Additionally, there is no guarantee that our efforts to offer these comprehensive solutions will continue to be accepted by the marketplace.

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
Our growth over the past several years has been largely due to acquisitions and we intend to continue this strategy. The integration of acquired businesses may not result in anticipated cost savings and revenue synergies being fully realized or may take longer to realize than expected. The management and acquisition of businesses involves substantial risks including:

•	the uncertainty that an acquired business will achieve anticipated operating results;
•	significant expenses to integrate;

•	diversion of management attention;
•	departure of key personnel from the acquired business;
•	effectively managing entrepreneurial spirit and decision-making;
•	integration of different information systems;
•	managing new construction service trades;
•	unanticipated costs and exposure to unforeseen liabilities; and
•	impairment of assets.

Our growth is dependent upon our ability to identify suitable acquisition candidates.
Our growth over the past several years has been largely due to acquisitions and we intend to continue this strategy. Failure to identify and acquire suitable acquisition candidates could have an adverse effect on our growth. Also, the increasing level of consolidation occurring in the construction services and building products distribution industry may limit the availability and suitability of acquisition candidates.

Our success is dependent upon the availability of and our ability to attract, train and retain qualified individuals.
Competition for employees is especially intense in both construction services and building products distribution. In markets with strong housing demand, we may experience shortages in qualified labor and key personnel, which may limit our ability to complete contracts as well as obtain additional contracts with builders. Changes to immigration policies, including the enforcement of existing laws, could also limit the availability of qualified labor. We have been successful in recruiting and retaining qualified employees, however we cannot guarantee that we will continue to be successful in the future.

An inability to implement and maintain cost structures that align with revenue growth may have an adverse impact on our operating results.
When we experience slower periods of homebuilding activity, acquire new businesses or expand existing operations, we may experience inefficiencies in our cost structures. Our evaluation and changes to expenses in response to declining sales may not occur in a timely manner, leading to higher costs and lower returns on sales.

Changes in the business models of customers may limit our ability to provide construction services and building products required by our customers.
As the business models of our customers evolve, our existing construction service and building product offerings may not meet the needs of certain homebuilders. Homebuilders may decide to no longer outsource construction services. If we do not assess shifts in customer expectations, preferences and demands in a timely manner, our financial condition, results of operations or cash flows could be adversely affected.

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
We experience competition across all markets for our construction services and building products. Recently, there has been increased consolidation within the construction services and building materials distribution industry. As the industry consolidates, other building materials distributors, including large retail distributors focused on consumers, may aggressively pursue our target market of professional builders and contractors. These competitive factors may lead to pricing pressures and cause reductions in sales or margins, increases in operating costs and may limit acquisition opportunities. Loss of significant market share due to competition could result in the closure of facilities.

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
We are involved in construction defect and product liability claims relating to our various construction trades and the products we distribute and manufacture. We also operate a large fleet of trucks and other vehicles and therefore face some risk of accidents. Although we believe we maintain adequate insurance, we may not be able to maintain such insurance on acceptable terms or such insurance may not provide adequate protection against potential liabilities. Current or future claims may adversely affect our financial condition, results of operations or cash flows.

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
Instability in the economy and financial markets as a result of terrorism or war may impact consumer confidence and result in a decrease in homebuilding in our markets. Terrorist attacks may also directly impact our ability to maintain operations and services and may have an adverse effect on our business.

Federal, state and other regulations could impose substantial costs and/or restrictions on our business.
We are subject to various federal, state, local and other regulations, including among other things, work safety regulations promulgated by the Department of Labor’s Occupational Safety and Health Administration, transportation regulations promulgated by the Department of Transportation, employment regulations promulgated by the United States Equal Employment Opportunity Commission and state and local zoning restrictions and building codes. More burdensome regulatory requirements in these or other areas may increase our costs and have an adverse effect on our financial condition, results of operations or cash flows.

Numerous other matters of a local and regional scale, including those of a political, economic, business, competitive or regulatory nature may have an adverse impact on our business.
Many factors shape the homebuilding industry and our business. In addition to the factors previously cited, there are other matters of a local and regional scale, including those of a political, economic, business, competitive or regulatory nature that may have an adverse effect on our business.

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

Ratification of Independent Registered Public Accountants
Our shareholders ratified the selection of KPMG LLP as our independent registered public accountants at the annual meeting and votes were cast as follows:

For	Withheld	Abstain	Not Voted
11,834,032	34,646	16,671	―

Item 5 - Other Information

None.

Item 6 - Exhibits

(a)	Exhibits

	Number	Description

	10.40	Building Materials Holding Corporation 2006 Annual Incentive Program BMHC Officers

	10.41	Building Materials Holding Corporation 2006 Annual Incentive Program SelectBuild Construction Participants

	10.42	Building Materials Holding Corporation 2006 Annual Incentive Program BMC West Officers and Key Staff

10.45	Building Materials Holding Corporation General Terms and Conditions BMHC Officers and BMHC Key Management 2006 Long-Term Cash Incentive Plan

10.70	Severance Plan for Certain Executive Officers, Senior Management and Key Employees of the Company and its Subsidiaries

10.90	Employment Agreement by and between Robert E. Mellor and Building Materials Holding Corporation as of June 28, 2006

10.91	Employment Agreement by and between William M. Smartt and Building Materials Holding Corporation as of April 1, 2006

11.0	Statement regarding computation of earnings per share (see Note 2)

31.1	Section 302 Certification

31.2	Section 302 Certification

32.0	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDING MATERIALS HOLDING CORPORATION

Date: August 1, 2006	/s/ Robert E. Mellor
Robert E. Mellor Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2006	/s/ William M. Smartt
William M. Smartt Senior Vice President and Chief Financial Officer (Principal Financial Officer)