Form 10-Q
period 2006-09-30
BUILDING MATERIALS HOLDING CORP
filed 2006-11-03
CIK 1046356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000-23135

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
Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock as of November 2, 2006 was 29,040,893.

BUILDING MATERIALS HOLDING CORPORATION

FORM 10-Q

For the Period Ended September 30, 2006

Item 1 - Financial Statements

Building Materials Holding Corporation
Consolidated Statements of Income
(thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Sales
Construction services	$485,790	$459,626	$1,595,579	$1,096,560
Building products	344,809	360,202	1,041,569	997,717
Total sales	830,599	819,828	2,637,148	2,094,277

Costs and operating expenses
Cost of goods sold
Construction services	391,901	371,963	1,292,081	889,336
Building products	248,190	261,384	759,934	730,811
Impairment of assets	—	—	2,237	463
Selling, general and administrative expenses	128,041	112,084	404,012	299,426
Other income, net	(1,804)	(1,423)	(4,090)	(2,779)
Total costs and operating expenses	766,328	744,008	2,454,174	1,917,257

Income from operations	64,271	75,820	182,974	177,020

Interest expense	8,566	3,629	20,621	10,177

Income before income taxes and minority interests	55,705	72,191	162,353	166,843

Income taxes	17,959	25,474	56,289	58,855

Minority interests income, net of income taxes	(2,398)	(5,153)	(8,472)	(11,962)

Net income	$35,348	$41,564	$97,592	$96,026

Net income per share:
Basic	$1.24	$1.47	$3.42	$3.43
Diluted	$1.20	$1.40	$3.30	$3.28

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Balance Sheets
(thousands, except share data)
(unaudited)

	September 30 2006	December 31 2005		September 30 2006	December 31 2005
Assets			Liabilities, Minority Interests and Shareholders’ Equity
Cash and cash equivalents	$47,319	$30,078	Accounts payable	$144,676	$146,627
Marketable securities	3,006	3,645	Accrued compensation	62,346	65,928
Receivables, net of allowances of $5,256 and $3,756	376,471	363,527	Insurance deductible reserves	24,115	21,872
Inventory	176,493	168,282	Other accrued liabilities	92,095	51,579
Unbilled receivables	63,906	56,128	Billings in excess of costs and estimated earnings	50,569	33,799
Deferred income taxes	4,158	5,768	Current portion of long-term debt	13,758	10,131
Prepaid expenses and other	10,074	6,967
Total current assets	681,427	634,395	Total current liabilities	387,559	329,936

			Deferred income taxes	5,661	6,911
Property and equipment			Insurance deductible reserves	24,885	20,753
Land	62,541	47,328	Long-term debt	381,718	278,169
Buildings and improvements	132,106	118,556	Other long-term liabilities	39,709	30,689
Equipment	187,629	166,633	Total liabilities	839,532	666,458
Construction in progress	16,826	9,485
Accumulated depreciation	(135,879)	(121,525)	Minority interests	13,385	14,006
Marketable securities	47,417	28,875
Deferred loan costs	3,514	3,616	Commitments and contingent liabilities	—	―
Other long-term assets	28,119	20,465
Other intangibles, net	100,511	55,227	Shareholders’ equity
Goodwill	297,636	187,470	Common shares, $0.001 par
Total assets	$1,421,847	$1,150,525	value: authorized 50 million
			shares; issued and outstanding 29,035,127 and 28,758,580 shares	29	29
			Additional paid-in capital	150,588	143,780
			Unearned compensation	—	(2,698)
			Retained earnings	417,359	328,463
			Accumulated other comprehensive income, net	954	487
			Total shareholders’ equity	568,930	470,061

			Total liabilities, minority interests and shareholders' equity	$1,421,847	$1,150,525

 The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Shareholders’ Equity
(thousands)
(unaudited)

						Accumulated Other Comprehensive Income (Loss)
						Net Unrealized Gain (Loss) From
	Common Shares		Additional Paid-In	Unearned	Retained	Interest Rate Swap	Marketable
	Shares	Amount	Capital	Compensation	Earnings	Contracts	Securities	Total
Balance at December 31, 2004	27,705	$28	$124,580	$(1,383)	$205,812	$(1,362)	$3	$327,678

Net income	—	—	—	—	96,026	—	—	96,026
Unrealized gain	—	—	—	—	—	2,741	—	2,741
Taxes for unrealized gain	—	—	—	—	—	(1,053)	—	(1,053)
Unrealized loss	—	—	—	—	—	—	(327)	(327)
Tax benefit for unrealized loss	—	—	—	—	—	—	126	126
Comprehensive income								97,513

Issuance of restricted shares	116	—	2,652	(2,652)	—	—	—	―
Earned compensation expense	—	—	—	985	—	—	—	985
Share options exercised	835	—	4,746	—	—	—	—	4,746
Tax benefit for share options exercised	—	—	8,640	—	—	—	—	8,640
Shares issued from Director Plan	14	—	381	—	—	—	—	381
Shares issued from Employee Plan	26	—	786	—	—	—	—	786
Shares issued for acquisition	34	—	1,000	—	—	—	—	1,000
Cash dividends on common shares	—	—	—	—	(4,698)	—	—	(4,698)
Balance at September 30, 2005	28,730	$28	$142,785	$(3,050)	$297,140	$326	$(198)	$437,031

Balance at December 31, 2005	28,759	$29	$143,780	$(2,698)	$328,463	$736	$(249)	$470,061

Net income	—	—	—	—	97,592	—	—	97,592
Unrealized gain	—	—	—	—	—	478	281	759
Taxes for unrealized gain	—	—	—	—	—	(184)	(108)	(292)
Comprehensive income								98,059

Reclassify unearned compensation - restricted shares	—	—	(2,698)	2,698	—	—	—	—
Earned compensation - options	—	—	3,900	—	—	—	—	3,900
Earned compensation - restricted shares	—	—	2,310	—	—	—	—	2,310
Issuance of restricted shares	138	—	—	—	—	—	—	—
Share options exercised	75	—	663	—	—	—	—	663
Tax benefit for share options exercised	—	—	707	—	—	—	—	707
Shares issued from Director Plan	12	—	415	—	—	—	—	415
Shares issued from Employee Plan	51	—	1,511	—	—	—	—	1,511
Cash dividends on common shares	—	—	—	—	(8,696)	—	—	(8,696)
Balance at September 30, 2006	29,035	$29	$150,588	$—	$417,359	$1,030	$(76)	$568,930

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Cash Flows
(thousands)
(unaudited)

	Nine Months Ended
	September 30
Operating Activities	2006	2005
Net income	$97,592	$96,026
Items in net income not using (providing) cash:
Minority interests, net	8,472	11,962
Depreciation and amortization	33,277	18,201
Deferred loan cost amortization	685	671
Impairment of assets	2,237	463
Share-based compensation	6,851	1,485
Gain on sale of assets, net	(126)	(12)
Realized loss on marketable securities, net	231	—
Deferred income taxes	2,509	(1,924)
Tax benefit for share options	—	8,640
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	31,834	(43,988)
Inventory	11,751	(9,880)
Unbilled receivables	2,323	(14,043)
Prepaid expenses and other current assets	(2,745)	5,061
Accounts payable	(13,899)	19,720
Accrued compensation	(5,033)	22,779
Insurance deductible reserves	2,243	5,486
Other accrued liabilities	15,608	4,795
Billings in excess of costs and estimated earnings	(6,787)	4,486
Other long-term assets and liabilities	(8)	11,813
Other, net	(19)	(642)
Cash flows provided by operating activities	186,996	141,099

Investing Activities
Purchases of property and equipment	(47,805)	(32,219)
Acquisitions and investments in businesses, net of cash acquired	(200,725)	(138,443)
Proceeds from dispositions of property and equipment	1,823	639
Purchase of marketable securities	(38,492)	(12,857)
Proceeds from maturities of marketable securities	20,540	4,399
Other, net	(3,188)	822
Cash flows used by investing activities	(267,847)	(177,659)

Financing Activities
Net borrowings (payments) under revolver	110,700	(21,900)
Borrowings under term note	—	75,000
Principal payments on term note	(2,813)	(939)
Net payments on other notes payable	(984)	(4,376)
Increase in book overdrafts	1,793	18,073
Proceeds from share options exercised	663	4,746
Tax benefit for share options	707	—
Dividends paid	(7,951)	(3,652)
Deferred financing costs	(583)	(2,266)
Distributions to minority interests	(3,980)	(1,792)
Other, net	540	(379)
Cash flows provided by financing activities	98,092	62,515

Increase in Cash and Cash Equivalents	17,241	25,955

Cash and cash equivalents, beginning of period	30,078	19,496
Cash and cash equivalents, end of period	$47,319	$45,451

Supplemental Disclosure of Cash Flow Information
Accrued but unpaid dividends	$2,903	$2,155
Cash paid for interest	$18,905	$9,715
Cash paid for income taxes	$60,505	$46,355

Supplemental Disclosure of Investing Activities
Fair value of assets acquired	$262,755	$229,762
Liabilities assumed	$62,030	$88,681
Cash paid for acquisitions and investments in businesses, net of cash acquired	$200,725	$138,443

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in our most recent Annual Report on Form 10-K.

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

The term quarter refers to the three month period whereas period refers to the nine month period. Certain reclassifications have been made to amounts reported in prior periods, none of which affected financial position, results of operations or cash flows.

Common Share Split
On February 14, 2006, our Board of Directors approved a two for one split of our outstanding common shares. Shareholders as of February 28, 2006 received a stock dividend of one additional common share for every common share they owned. All share and per share information for all prior periods presented has been retroactively adjusted to reflect this share split.

2.	Net Income Per Share

Net income per share was determined using the following information (thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net income	$35,348	$41,564	$97,592	$96,026

Weighted average shares used to determine basic net income per share	28,617	28,285	28,573	27,972
Net effect of dilutive share options and restricted shares	935	1,326	996	1,273
Weighted average shares used to determine diluted net income per share	29,552	29,611	29,569	29,245

Net income per share:
Basic	$1.24	$1.47	$3.42	$3.43
Diluted	$1.20	$1.40	$3.30	$3.28

Cash dividends declared per share	$0.10	$0.075	$0.30	$0.165

Share options included in the diluted income per share calculation are those with an exercise price lower than the average share price for the period. Share options excluded from the diluted income per share calculation are those with an exercise price greater than the average share price for the period. Share options of 413,100 for the quarter and 403,100 for the period ended September 30, 2006 were not dilutive and therefore excluded in the computation of diluted income per share. There were no options excluded from the computation of diluted income per share for the quarter and period ended September 30, 2005.

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

Previously, we did not recognize expense for grants of share options if the exercise price was at least equal to the fair value of the shares on the date of grant. In accordance with the modified prospective method of transition, compensation expense is recognized over the requisite service period for all share-based compensation granted after the date of adoption as well as grants unvested on the date of adoption. Prior periods are not revised for comparative purposes. Share-based compensation expense included restricted shares and share awards and will now include the fair value of share options.

The fair value of share-based compensation expense recognized for options for the requisite service period was $3.9 million, including $0.3 million for options vested due to early retirement eligibility, for the period ended September 30, 2006. As this compensation does not require the payment of cash, this is reflected as a non-cash item in the statement of cash flows.

Pro Forma Information for the Period Prior to January 1, 2006
Financial information for prior periods is not required to be revised to reflect this change in accounting principle. The following illustrates the effect on net income and income per share if the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, were applied to share options for the prior period (thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30	September 30
	2005	2005
Net income, as reported	$41,564	$96,026
Add: Share-based employee compensation expense determined under APB 25, net of related tax effects	214	559
Deduct: Share-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(782)	(2,103)
Pro forma net income	$40,996	$94,482

Diluted net income per share:
As reported	$1.40	$3.28
Pro forma	$1.38	$3.23

Share-based compensation expense is included in selling, general and administrative since it is incentive compensation issued primarily to our executives. Share-based compensation expense for options, restricted shares and share awards was $6.4 million for the period ended September 30, 2006. Share-based compensation expense for restricted shares and share awards was $1.8 million for the period ended September 30, 2005 and $2.0 million for 2005.

As of September 30, 2006 there was $8.6 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our plans. This expense will be recognized as the requisite services are rendered and is expected to be recognized ratably through January 2009.

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

As a result of changes in specific markets, SelectBuild recognized the following impairments during 2005:

•	$0.5 million for the carrying amount of certain customer relationships in the second quarter and
•	$0.8 million for the carrying amount of goodwill in the fourth quarter.

5.	Acquisitions and Minority Interests

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

•
In August 2006, SelectBuild acquired a window installation business in Arizona for approximately $13.8 million in cash of which $0.5 million is subject to working capital adjustment. Information required to complete the purchase price is not yet available. Final allocation of the purchase price will be completed as soon as this information is available.

•
In July 2006, SelectBuild acquired a framing services business in Southern California for approximately $78.7 million in cash of which $3.9 million has been retained for the settlement period. This purchase price is subject to working capital adjustment. An additional cash payment may be required based on operating performance through June 2009. Information required to complete the purchase price is not yet available. Final allocation of the purchase price will be completed as soon as this information is available.

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

•	In April 2006, SelectBuild acquired a concrete services business in Northern Arizona for approximately $1.5 million in cash.

•	In April 2006, SelectBuild acquired a wall panel and truss manufacturing business in Palm Springs, California for $6.7 million in cash.

•	In February 2006, BMC West acquired three facilities providing building materials distribution and millwork services in Houston, Texas for $20.6 million in cash.

•	In January 2006, SelectBuild acquired framing businesses in Palm Springs, California and Reno, Nevada for $57.1 million in cash.

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

•
In January 2006, SelectBuild acquired the remaining 20% interest in WBC Construction, LLC for $33.5 million in cash of which $30.9 million is payable in December 2006. An additional cash payment may be required based on operating performance through December 2006. Information required to complete the purchase price allocation is not yet available. Final allocation of the purchase price will be completed as soon as this information is available.

In August 2005, SelectBuild acquired an additional 20% interest in WBC Construction, LLC for $24.8 million in cash. WBC Construction provides concrete block masonry and concrete services to high-volume production homebuilders in Florida.

•
In July 2005, SelectBuild acquired a 51% interest in BBP Companies for $9.4 million in cash and $1.0 million of our common shares. The remaining 49% is owned by BBP Concrete and is recognized as minority interest. BBP Companies provide concrete services to high-volume production homebuilders in Arizona.

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

Assets and liabilities acquired in these acquisitions included (thousands):

	September 30	December 31		September 30	December 31
	2006	2005		2006	2005
Cash and cash equivalents	$ ―	$1,644	Accounts payable	$10,376	$46,078
Receivables	44,778	106,407	Accrued compensation	1,451	7,385
Inventory	19,962	11,559	Insurance deductible reserves	―	3,192
Unbilled receivables	10,101	30,554	Other accrued liabilities	24,908	30,014
Deferred income taxes	―	(6,527)	Billings in excess of costs and
Prepaid expenses and other	277	4,057	estimated earnings	23,557	24,436
			Current portion of long-term debt	―	5,605
Total current assets	75,118	147,694	Total current liabilities	60,292	116,710

Property and equipment	19,284	33,406	Deferred income taxes	(2,149)	8,528
Other long-term assets	28	18	Long-term debt	―	10,048
Other intangibles, net	56,313	46,824	Other long-term liabilities	9,000	―
Goodwill	112,012	109,982	Total liabilities	67,143	135,286

			Minority interests	(5,113)	(3,172)
Total assets	$262,755	$337,924	Total liabilities and minority interests	$62,030	$132,114

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Sales
As reported	$830,599	$819,828	$2,637,148	$2,094,277
Pro forma	$832,076	$1,016,316	$2,714,237	$2,781,577

Net income
As reported	$35,348	$41,564	$97,592	$96,026
Pro forma	$36,778	$48,911	$104,286	$125,499

Diluted net income per share:
As reported	$1.20	$1.40	$3.30	$3.28
Pro forma	$1.24	$1.65	$3.53	$4.29

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

The fair value of these marketable securities were as follows (thousands):

		September 30	December 31
		2006	2005
Money market funds	$	―	$415
U.S. government and agencies		24,434	7,838
Asset backed securities		14,101	13,391
Corporate securities		11,888	10,876
		$50,423	$32,520

Contractual maturities were as follows (thousands):

	September 30	December 31
	2006	2005
Less than one year	$3,006	$3,645
One to two years	14,928	9,893
Two to five years	32,489	18,982
	$50,423	$32,520

7.	Intangible Assets and Goodwill

Intangible assets represent the values assigned to customer relationships, covenants not to compete and trade names. Intangible assets are amortized on a straight-line basis over their expected useful lives. Customer relationships are amortized over three to seventeen years, covenants not to compete over two to five years and trade names over three years. Intangible amortization expense was $10.6 million for the period ended September 30, 2006 and $4.7 million in 2005. Intangible assets consist of the following (thousands):

	September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$105,960	$(18,104)	$87,856
Covenants not to compete	16,730	(4,229)	12,501
Trade names	204	(141)	63
Other	146	(55)	91
	$123,040	$(22,529)	$100,511

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$58,926	$(9,165)	$49,761
Covenants not to compete	7,541	(2,307)	5,234
Trade names	204	(91)	113
Other	146	(27)	119
	$66,817	$(11,590)	$55,227

Estimated amortization expense for intangible assets is $4.2 million for the remainder of 2006, $16.1 million for 2007, $14.6 million for 2008, $14.5 million for 2009, $13.6 million for 2010 and $37.5 million thereafter.

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

Changes in the carrying amount of goodwill by business segment were as follows (thousands):

	SelectBuild	BMC West	Total
Balance at December 31, 2005	$167,268	$20,202	$187,470
Purchase price adjustment	(1,253)	—	(1,253)
Impairment	(1,839)	—	(1,839)
Goodwill acquired	112,592	666	113,258
Balance at September 30, 2006	$276,768	$20,868	$297,636

8.	Debt

Long-term debt consists of the following (thousands):

As of September 30, 2006		Stated Interest Rate	Notional Amount of Interest Rate Swaps		Effective Interest Rate
	Balance				Average for Quarter	As of September 30
Revolver	$188,200	LIBOR plus 0.75% or Prime plus 0.00%	$	―	6.57%	6.75%

Term note	73,125	LIBOR plus 0.75% or Prime plus 0.00%		―	6.25%	6.12%

Term note	120,937	LIBOR plus 1.75%		100,000	6.34%	6.31%

Other	13,214	Various		―	―	―
	395,476			$100,000

Less: Current portion	13,758
	$381,718

As of December 31, 2005		Stated Interest Rate	Notional Amount of Interest Rate Swaps		Effective Interest Rate
	Balance				Average for Year	As of December 31
Revolver	$77,500	LIBOR plus 0.75% or Prime plus 0.00%	$	―	5.37%	6.08%

Term note	75,000	LIBOR plus 0.75% or Prime plus 0.00%		―	4.52%	5.28%

Term note	121,875	LIBOR plus 1.75%		100,000	6.23%	6.17%

Other	13,925	Various		―	―	―
	288,300			$100,000

Less: Current portion	10,131
	$278,169

Revolver
In June 2005, we entered into an amended $300 million revolver with a group of lenders. In April 2006, we exercised an existing option to add another $150 million in borrowing capacity to our revolver which increased our borrowing capacity under the revolver to $450 million. The revolver matures in June 2010. The revolver consists of both LIBOR and Prime based borrowings. Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 0.75% to 2.00%, or Prime plus 0.00% to 0.75%. Interest is paid quarterly. As of September 30, 2006, $188.2 million was outstanding under the revolver.

Term Notes
In June 2005, we also entered into a $75 million term note with a group of lenders. The term note matures in June 2010 with 10% of the initial principal payable for each of the two years commencing September 2006, 20% of the initial principal payable for one year commencing September 2008 and the remaining principal balance due June 2010. Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 0.75% to 2.00%, or Prime plus 0.00% to 0.75%. Interest is paid quarterly. As of September 30, 2006, $73.1 million was outstanding under this term note.

In August 2003, we entered into a $125 million term note with a group of lenders. The term note matures in June 2010 and is payable in quarterly installments for the first six years in amounts equal to 1% of the initial principal amount per year and equal quarterly installments for the remaining principal balance during year seven. The interest rate for the term note is LIBOR plus 1.75%, or Prime plus 1.00%. Interest is paid quarterly. As of September 30, 2006, $120.9 million was outstanding under this term note.

Other
Other long-term debt of $13.2 million consists of term notes, equipment notes and capital leases for equipment. Interest rates vary and dates of maturity are through March 2021.

Covenants and Maturities
The credit facility consists of the revolver and term notes. The credit facility is collateralized by the tangible and intangible property of our wholly-owned subsidiaries, except the assets of our captive insurance subsidiary. The credit facility contains covenants and conditions requiring the maintenance of certain financial ratios. At September 30, 2006, we were in compliance with these covenants and conditions.

Scheduled maturities of long-term debt are as follows (thousands):

2006	$5,504
2007	13,958
2008	14,142
2009	77,835
2010	282,608
Thereafter	1,429
$395,476

As of September 30, 2006 and December 31, 2005 there were $71.9 million and $75.9 million, respectively of letters of credit outstanding that guaranteed performance or payment to third parties. These letters of credit reduce borrowing availability under the revolver.

Hedging Activities
Derivative and hedging activities are recorded on the balance sheet at their fair values. In June 2004, we entered into interest rate swap contracts that effectively convert a portion of the floating rate borrowings of the $120.9 million term note to a fixed interest rate through June 2009, thus reducing the impact of increases in interest rates on future interest expense. Approximately 83% of the outstanding floating rate borrowings of the term note as of September 30, 2006 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. As a result, the interest rate on $100 million of the $120.9 million floating rate borrowings outstanding at September 30, 2006 was fixed at an average rate of 6.14%. After giving effect to the interest rate swap contracts, total borrowings were 29% fixed and 71% floating.

The fair value of derivative instruments is based on pricing models using current market rates. The fair value of the interest rate swap contracts was a long-term asset of $1.7 million as of September 30, 2006. The effective portion was recorded in accumulated other comprehensive income, net, a separate component of shareholders’ equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings. A corresponding deferred tax liability of $0.6 million was also recorded in accumulated other comprehensive income, net for the income tax related to the estimated fair value of the interest rate swap contracts. The ineffective portion of the change in the value of the interest rate swap contracts is immediately recognized as a component of interest expense. Hedge ineffectiveness for the period ended September 30, 2006 was not significant. Management may choose not to swap floating debt to a fixed rate or may terminate a previously executed swap if the floating rate positions are more beneficial.

9.	Shareholders’ Equity

Preferred Shares
We are authorized to issue 2 million preferred shares, however none of these shares are issued. Under the terms of our Restated Certificate of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the preferred shares.

Common Shares
Our common shares have a par value of $0.001. We have 50 million shares authorized of which approximately 29 million are issued and outstanding as of September 30, 2006.

Of the unissued shares, 824,813 shares were reserved for the following:

Unissued Shares
Employee Stock Purchase Plan	88,347
2004 Incentive and Performance Plan	736,466

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

Dividends
During 2006, cash dividends per common share were as follows:

•	$0.10 per share in the third quarter of 2006
•	$0.10 per share in the second quarter of 2006
•	$0.10 per share in the first quarter of 2006

On July 28, 2006, our Board of Directors approved a quarterly cash dividend of $0.10 per common share. The dividend was payable to shareholders of record as of September 22, 2006 and was paid on October 11, 2006.

10.	Employee Benefit Plans

Retirement Plans
We provide a savings and retirement plan for salaried and certain hourly employees whereby eligible employees may contribute a percentage of their earnings to a trust. Matching contributions of $3.8 million for the period ended September 30, 2006, $2.9 million for the period ended September 30, 2005 and $3.9 million for 2005 were made to the trusts based on a percentage of the contributions made by participating employees.

Additionally, there is a supplemental retirement plan for eligible participants. Contributions are based on achieving certain operating performance and certain participants receive a guaranteed return ranging from zero to 9% based on years of service. Contributions were $6.0 million for the period ended September 30, 2006, $6.1 million for the period ended September 30, 2005 and $7.5 million in 2005. The plan’s investments are principally company-owned life insurance policies. These investments fund the obligation to the participants or their beneficiaries over a 5, 10 or 15-year period.

Cash Equity Plan
In April 1999, our Board of Directors adopted the Cash Equity Plan. Employees were eligible to receive awards at the discretion of the Compensation Committee of the Board of Directors. Awards are common share equivalent units that may be exchanged for the market value of those shares. The number of units available for grant, including those units outstanding and unexercised, cannot exceed two percent of the common shares outstanding at any given time. The awards are restricted from sale or transfer, vest after three years from the date of grant and expire after five years. No units have been awarded since February 2002. Compensation expense is recognized on a straight-line basis over the respective vesting period with periodic adjustments to compensation expense based on changes in the market value of the common shares. The related compensation expense for this plan was not significant for the period ended September 30, 2006, $0.5 million for the period ended September 30, 2005 and $0.3 million in 2005. Common share equivalent units of 7,350 remain outstanding and unexercised at September 30, 2006. No further grants or awards will be made under this plan.

Employee Stock Purchase Plan
In September 2000, our Board of Directors adopted the Employee Stock Purchase Plan, which our shareholders approved in May 2001. The plan permits eligible employees to purchase common shares through payroll deductions of up to 10% of an employee’s compensation limited to $25,000 each year. The purchase price of the shares is 85% of the market price on the last day of each month. There were 400,000 common shares authorized under this plan and there were 88,347 shares available for future purchase as of September 30, 2006. Compensation expense recognized was $0.2 million for the period ended September 30, 2006, $0.1 million for the period ended September 30, 2005 and $0.2 million in 2005.

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

Options
•
During 2006, we granted 409,100 options to employees. These options vest ratably over three years from the date of grant and expire after seven years if unexercised. These options were awarded with exercise prices equal to the fair value of the shares on the date of grant.

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

•
In 2004, we granted 207,000 options to employees under the 2000 Stock Incentive Plan. These options vest ratably through the end of the fourth year from the date of grant and expire after ten years if unexercised. These options were awarded with exercise prices equal to the fair value of the shares on the date of grant.

•
In 2003, we granted 371,500 options to employees under the 2000 Stock Incentive Plan. These options vest ratably through the end of the fourth year from the date of grant and expire after ten years if unexercised. These options were awarded with exercise prices equal to the fair value of the shares on the date of grant.

•
In February 1997, the Board of Directors authorized issuance of 100,000 options as an additional incentive to attract a member of senior management. These options vested in February 2002 and expire after ten years if unexercised. These options were awarded with exercise prices equal to the fair value of the shares on the date of grant.

The following table summarizes information regarding options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$4.84 to $5.97	555,000	3.71	$4.94	555,000	$4.94
$6.00 to $6.97	443,154	4.77	$6.79	355,030	$6.75
$7.00 to $7.88	466,812	6.09	$7.38	363,316	$7.23
$8.70 to $9.75	337,994	4.59	$8.70	211,998	$8.70
$22.77 to $28.36	415,998	5.39	$22.90	134,011	$22.88
$37.93 to $38.16	403,100	6.30	$37.93	18,000	$37.93
$4.84 to $38.16	2,622,058	5.09	$14.09	1,637,355	$8.16

The fair value of compensation expense recognized for options for the requisite service period was $3.9 million, including $0.3 million for options vested due to early retirement eligibility, for the period ended September 30, 2006. Options are not included in the calculation of basic income per share, however options are included in the calculation of diluted income per share.

The fair value of each option is estimated on the date of grant using the modified Black-Scholes-Merton model. Significant awards of options and their key assumptions are as follows:
Grant Year	Grant Date	Grant Date Fair Value	Risk Free Interest Rate	Expected Volatility	Expected Dividend Yield	Expected Term (Years)
2006	January 2006	$37.93	3.77%	48.58%	0.70%	5.94
2005	May 2005	$28.36	4.29%	54.16%	0.68%	7.00
2005	February 2005	$22.77	4.10%	54.16%	0.84%	6.84
2004	May 2004	$8.50	4.56%	54.25%	1.45%	7.00
2004	February 2004	$7.88	4.09%	54.68%	1.45%	7.50
2003	April 2003	$6.97	3.94%	55.42%	1.33%	8.50

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

As of September 30, 2006, there was $8.6 million of unrecognized compensation expense related to these options. This is recognized as the requisite services are rendered and is expected to be recognized ratably through January 2009.

Restricted Shares
•
During 2006, we issued 139,000 restricted shares to employees. These restricted shares vest three years from the date of grant. The weighted-average fair value of the restricted shares granted was $37.83 per share.

•
In 2005, we issued 118,000 restricted shares to employees. These restricted shares vest three years from the date of grant. The weighted-average fair value of the restricted shares granted was $23.19 per share.

•
In 2004, we issued 149,000 restricted shares to employees. These restricted shares vest three years from the date of grant. The weighted-average fair value of the restricted shares granted was $10.90 per share.

Under certain circumstances some or all of the restricted shares may vest earlier. There were 1,000 restricted shares forfeited in the period ended September 30, 2006, no restricted shares forfeited in the period ended September 30, 2005 and 9,500 restricted shares forfeited in 2005. Compensation expense is recognized over the vesting period. Compensation expense recognized was $2.3 million for the period ended September 30, 2006, $1.0 million for the period ended September 30, 2005 and $1.3 million in 2005.

As of September 30, 2006, there was $5.6 million of unrecognized compensation expense related to these restricted shares. This is recognized as the requisite services are rendered and is expected to be recognized ratably through January 2009. Restricted shares are not included in the calculation of basic income per share, however restricted shares are included in the calculation of diluted income per share.

Shares
•
In May 2006, we issued 12,000 shares to non-employee directors and recognized compensation expense of $0.4 million. These shares vest immediately, however trading is restricted for one year from the date of grant.

•
In May 2005, we issued 14,000 shares to non-employee directors and recognized compensation expense of $0.4 million. These shares vest immediately, however trading is restricted for one year from the date of grant.

The following table summarizes activity for share-based awards:

	September 30		December 31
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	2,557,412	$8.75	2,904,796	$6.11
Granted	548,100	$28.28	542,000	$17.90
Exercised	(75,238)	$8.81	(861,384)	$5.70
Forfeited	(12,716)	$20.25	(28,000)	$5.56
Outstanding at end of the period	3,017,558	$12.25	2,557,412	$8.75

Options exercisable at end of the period	1,637,355	$8.16	1,425,300	$6.32
Weighted average fair value of options granted at fair value for the period	$37.88		$22.88

The following table summarizes equity compensation information as of September 30, 2006:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	2,917,588	$12.45	736,466
Equity compensation plans not approved by security holders	100,000	$6.25	―
Total	3,017,558	$12.25	736,466

11.	Income Taxes

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

Income taxes associated with the other owner’s proportionate share of BBP Companies, acquired in July 2005, were $1.5 million for the period ended September 30, 2006 and $1.2 million in 2005. We are required to recognize income taxes for all of the earnings of this 51% interest due to its C Corporation status. While these income taxes are recognized in income taxes, the portion of income taxes associated with the other owner’s proportionate share of earnings are eliminated through minority interest.

The tax benefit associated with non-statutory options exercised by employees under the various share plans reduced taxes payable by approximately $0.7 million for the period ended September 30, 2006, $8.6 million for the period ended September 30, 2005 and $9.1 million in 2005. These tax benefits are recognized in additional paid-in capital, a component of shareholders’ equity.

12.	Legal Proceedings

We are involved in litigation and other legal matters arising in the normal course of business. In the opinion of management the recovery or liability, if any, under any of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

13.	Segment Information

The consolidated financial statements include operations from our two reportable segments, SelectBuild and BMC West. These segments represent businesses that are managed separately. Each of these businesses requires distinct marketing and operating strategies. Management reviews financial performance based on these operating segments.

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

Corporate
Corporate represents expenses to support the operations of our business segments, SelectBuild and BMC West. These costs include administrative functions for information systems, reporting, accounts payable and human resources, professional fees for regulatory compliance, executive and senior management, certain incentive compensation as well as actuarial adjustments for insurance and medical claims. These costs are not allocated to our business segments.

The financial performance for these reporting segments is based on income from operations before interest expense, income taxes and minority interests. These segments follow the accounting principles described in the Summary of Significant Accounting Policies included in our most recent Annual Report on Form 10-K. Sales between segments are recognized at market prices and no single customer accounts for more than 10% of sales.

Selected financial information by segment is as follows (thousands):

	Sales			Income (Loss) Before Taxes and Minority Interests	Depreciation and Amortization	Capital (1) Expenditures	Assets
	Segment	Inter- Segment	Trade

Three Months Ended September 30, 2006
SelectBuild	$448,743	$(10,729)	$438,014	$36,918	$ 8,467	$1,753	$ 778,717
BMC West	392,945	(360)	392,585	32,940	3,153	20,505	505,641
Corporate	―	―	―	(5,587)	789	1,788	137,489
	$841,688	$(11,089)	$830,599	64,271	$12,409	$24,046	$1,421,847
Interest Expense				8,566
				$55,705

Three Months Ended September 30, 2005
SelectBuild	$403,013	$ (613)	$402,400	$47,118	$3,481	$31,601	$ 530,590
BMC West	418,073	(645)	417,428	43,644	2,835	1,773	476,894
Corporate	―	―	―	(14,942)	589	495	77,319
	$812,086	$(1,258)	$819,828	75,820	$6,905	$33,869	$1,084,803
Interest Expense				3,629
				$72,191

Nine Months Ended September 30, 2006
SelectBuild	$1,450,415	$(12,172)	$1,438,243	$ 130,091	$22,030	$31,008	$ 778,717
BMC West	1,200,458	(1,553)	1,198,905	102,664	9,101	31,003	505,641
Corporate	―	―	―	(49,781)	2,146	5,078	137,489
	$2,650,873	$(13,725)	$2,637,148	182,974	$33,277	$67,089	$1,421,847
Interest Expense				20,621
				$162,353

Nine Months Ended September 30, 2005
SelectBuild	$ 949,162	$(885)	$ 948,277	$ 112,406	$ 8,008	$42,751	$ 530,590
BMC West	1,147,122	(1,122)	1,146,000	113,549	8,380	12,663	476,894
Corporate	―	―	―	(48,935)	1,813	1,372	77,319
	$2,096,284	$(2,007)	$2,094,277	177,020	$18,201	$56,786	$1,084,803
Interest Expense				10,177
				$ 166,843

(1)	Property and equipment from acquisitions are included as capital expenditures.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Environment and Executive Overview

We are one of the largest providers of residential construction services and building products in the United States, with a focus in western and southern states. We provide construction services and building products in 18 of the top 25 single-family residential construction markets through our two subsidiaries, SelectBuild and BMC West. SelectBuild provides construction services to high-volume homebuilders in key growth markets. BMC West distributes building materials, manufactures building components and provides construction services to professional builders and contractors through a network of 41 distribution facilities and 58 manufacturing facilities.

We grow our business through acquisitions as well as strategically expanding the breadth of our services and products offered to professional builders and contractors. In particular, we believe high-volume homebuilders are seeking quality, reliable and cost effective solutions to meet their construction needs. In 2005 and the first nine months of 2006, we completed several acquisitions to expand our construction services offered to homebuilders. Our services include framing, concrete, plumbing and other construction services as well as building product distribution and manufactured building components including trusses, millwork and wall panels.

Recent data released by the U.S. Department of Commerce indicates single-family housing starts in September were at a seasonally adjusted annual rate of 1.4 million. This rate represents a 20% decrease from the historic high a year ago. Additionally, building permits were down in September to a seasonally adjusted annual pace of 1.2 million compared to 1.8 million in September 2005. We believe the market is adjusting to more sustainable levels from the rapid pace of growth of the past few years. It appears likely that, as inventories are reduced to levels aligned with market demand, industry activity will return to a more normal and sustainable rate.

Consistent with the industry, we are experiencing lower housing starts and building permit activity in our markets. Third quarter 2006 building permit data for our markets indicates a 26% decline in single-family permits relative to the same period a year ago, while the U.S. overall was down 22%. Although the balance of our markets were down, a few of our markets outpaced growth from a year ago.

Our solid reputation in the industry, strong financial position and continued expansion of construction trades and value-added products are competitive advantages in this challenging business environment. We are also managing our cost structure and taking the initiative to reduce costs through our scale and shared services. We are confident in the long-term outlook for the homebuilding industry and our strategy to meet the construction services and building product needs of homebuilders.

In pursuit of our strategy to expand the breadth of our services and products offered to professional builders and contractors, acquisitions completed in 2006 include the following:

•	window installation services in Phoenix, Arizona (August 2006)
•	framing services in Southern California (July 2006)
•	building materials distributor and truss manufacturer in Eastern Idaho (June 2006)
•	concrete services in Northern Arizona (April 2006)
•	wall panel and truss manufacturer in Palm Springs, California (April 2006)

•	building materials distributor and millwork services in Houston, Texas (February 2006)
•	remaining 20% interest in our existing business providing concrete block masonry and concrete services in Florida (January 2006)
•	framing services in Palm Springs, California and Reno, Nevada (January 2006)

We evaluate our results of operations including and excluding acquisitions. We believe a presentation of sales and income from operations excluding acquisitions not present in the same period enhances an understanding of the acquisitions as well as comparable operations for the respective periods. In the discussion of the quarter and nine months ended September 30, 2006 and 2005, a reconciliation of sales and income from operations excluding acquisitions has been provided.

The following tables and subsequent discussions should be read in conjunction with the consolidated financial statements and the related notes in this Form 10-Q and our most recent Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Third Quarter of 2006 Compared to 2005
The amounts and percentage relationship to sales of certain costs, expenses and income items are as follows (millions):

	Three Months Ended September 30
	2006		2005
Sales
Construction services	$485.8	58.5%	$459.6	56.1%
Building products	344.8	41.5	360.2	43.9
Total sales	830.6	100.0	819.8	100.0

Costs and operating expenses
Cost of goods sold
Construction services	391.9	80.7	372.0	80.9
Building products	248.2	72.0	261.4	72.6
Total cost of goods sold	640.1	77.1	633.4	77.3
Selling, general and administrative expenses	128.0	15.4	112.1	13.7
Other income, net	(1.8)	(0.2)	(1.5)	(0.2)
Total costs and operating expenses	766.3	92.3	744.0	90.8

Income from operations	64.3	7.7	75.8	9.2

Interest expense	8.6	1.0	3.6	0.4

Income taxes	18.0	2.2	25.5	3.1

Minority interest income, net of income taxes	(2.4)	(0.3)	(5.1)	(0.6)

Net income	$35.3	4.2%	$41.6	5.1%

Income per diluted share	$1.20		$1.40

Consolidated Financial Results
Selected financial results are as follows (millions):

Sales and Income from Operations

	2006	2005	$ Change	% Change
Sales
Construction services	$ 486	$ 460	$ 26	6%
Building products	345	360	(15)	(4)%
	$ 831	$ 820	$ 11	1%

Income from operations	$ 64	$ 76	$ (12)	(16)%

Sales of $831 million were approximately the same as the third quarter of 2005 due to the acquisition of construction service businesses not present in the same quarter. Sales from acquisitions not present in the same quarter were $167 million and offset a 19% decline in sales from comparable operations. Reflecting a slowdown in homebuilding, sales in most of our markets were lower except for the Intermountain region and Texas. Single-family building permits in our markets were down 26% relative to the third quarter of 2005.

Income from operations decreased to $64 million from $76 million in the same quarter a year ago. Higher selling, general and administrative expenses offset improvements in gross margins.

Gross margins improved at both our business segments and were 22.9%, up from 22.7% in the third quarter of 2005. The increase was attributable to improved margins at our BMC West segment and the higher margin businesses we have acquired at our SelectBuild segment.

Selling, general and administrative expenses increased $16 million. Expenses from acquisitions not present in the same quarter a year ago were $21 million. Selling, general and administrative expenses benefited $9.9 million from a reduction in our actuarial estimate for insurance expenses as a result of improved claims experience. These expenses were 15.4% of sales, up 1.7% from 13.7% in the same quarter a year ago and were higher due to:

•
operating expenses associated with acquisitions and compensation associated with implementing a regional management structure, partially offset by a reduction in incentive compensation at SelectBuild and

•	compensation for additional personnel as well as delivery expenses to sustain sales volume at BMC West.

Interest Expense
Interest expense increased $5 million or 0.6% of sales relative to the same quarter a year ago. Higher interest was due to an increase of $166 million in the average balance outstanding under the revolver. Capital expenditure requirements and a portion of acquisitions were funded with the revolver.

Income Taxes
Our combined federal and state income tax rate decreased to 33.4% from 37.6% for the same quarter a year ago. The reduction was due to a refinement of the apportionment factors for allocating taxable income to the states in which we operate.

Business Segments
Sales and income from operations by business segment are as follows (millions):

	2006		2005
	Sales	Income from Operations	Sales	Income from Operations
SelectBuild	$ 438	$ 37	$ 402	$ 47
BMC West	393	33	418	44
Corporate	―	(6)	―	(15)
	$ 831	$ 64	$ 820	$ 76

SelectBuild
Selected financial results are as follows (millions):

	2006	2005	$ Change	% Change
Sales	$ 438	$ 402	$ 36	9%
Less: Acquisitions	(148)	―	(148)	―
	$ 290	$ 402	$ (112)	(28)%

Income from operations	$ 37	$ 47	$ (10)	(21)%
Less: Acquisitions	(11)	―	(11)	―
	$ 26	$ 47	$ (21)	(45)%

Sales increased 9% to $438 million due to $148 million from acquisitions not present in the same quarter a year ago. Sales from comparable operations were down 28%, principally in our Southwest and Pacific markets. Contract starts and building permits reflected slower homebuilding across all of SelectBuild’s markets.

Income from operations decreased 21% to $37 million from $47 million in the same quarter a year ago. Income from comparable operations was down 45% or $21 million. Gross margins for this segment improved due to the acquisition of higher margin businesses. However, selling, general and administrative expenses increased due to operating expenses associated with acquisitions. Compensation associated with implementing a regional management structure were partially offset by a reduction in incentive compensation.

BMC West
Selected financial results are as follows (millions):

	2006	2005	$ Change	% Change
Sales	$ 393	$ 418	$ (25)	(6)%
Less: Acquisitions	(19)	―	(19)	―
	$ 374	$ 418	$ (44)	(11)%

Income from operations	$ 33	$ 44	$ (11)	(25)%
Less: Acquisitions	(1)	―	(1)	―
	$ 32	$ 44	$ (12)	(27)%

Sales decreased 6% to $393 million from $418 million in the same quarter a year ago. Sales from comparable operations were down 11%, whereas single-family building permits for our regions were down 13%. Sales were lower in most of our markets with only the Intermountain region and Texas reporting higher sales than the same quarter in 2005.

Income from operations decreased to $33 million from $44 million in the third quarter of the prior year. Gross margins improved to 26.1% from 25.8% in the same quarter a year ago as inventories were managed effectively. However, selling, general and administrative expenses were 17.8% of sales, up 2.3% from 15.5% of sales in the same quarter a year ago. These expenses were higher due to compensation expenses for additional personnel as well as delivery expenses to sustain sales volume.

Corporate
Corporate represents expenses to support the operations of our business segments, SelectBuild and BMC West. These costs include administrative functions for information systems, reporting, accounts payable and human resources, professional fees for regulatory compliance, executive and senior management, certain incentive compensation as well as actuarial adjustments for insurance and medical claims. These costs are not allocated to our business segments.

Selected financial results are as follows (millions):

	2006	2005	$ Change	% Change
Corporate general and administrative expenses	$ 6	$ 15	$ (9)	(60)%

Corporate expenses were $9 million lower than the same quarter a year ago due to a reduction in our actuarial estimate for insurance expenses as a result of improved claims experience. Prior to the actuarial adjustment of insurance expense, these expenses as a percent of sales were approximately the same in both quarters.

Nine Months of 2006 Compared to 2005
The amounts and percentage relationship to sales of certain costs, expenses and income items are as follows (millions):

	Nine Months Ended September 30
	2006		2005
Sales
Construction services	$1,595.6	60.5%	$1,096.6	52.4%
Building products	1,041.5	39.5	997.7	47.6
Total sales	2,637.1	100.0	2,094.3	100.0

Costs and operating expenses
Cost of goods sold
Construction services	1,292.1	81.0	889.3	81.1
Building products	759.9	73.0	730.8	73.2
Total cost of goods sold	2,052.0	77.8	1,620.1	77.4
Impairment of assets	2.2	0.1	0.5	—
Selling, general and administrative expenses	404.0	15.3	299.4	14.3
Other income, net	(4.1)	(0.1)	(2.7)	(0.2)
Total costs and operating expenses	2,454.1	93.1	1,917.3	91.5

Income from operations	183.0	6.9	177.0	8.5

Interest expense	20.6	0.8	10.2	0.5

Income taxes	56.3	2.1	58.9	2.8

Minority interest income, net of income taxes	(8.5)	(0.3)	(11.9)	(0.6)

Net income	$97.6	3.7%	$96.0	4.6%

Income per diluted share	$3.30		$3.28

Consolidated Financial Results
Selected financial results are as follows (millions):

Sales and Income from Operations

	2006	2005	$ Change	% Change
Sales
Construction services	$ 1,596	$ 1,096	$ 500	46%
Building products	1,041	998	43	4%
	$ 2,637	$ 2,094	$ 543	26%

Income from operations	$ 183	$ 177	$ 6	3%

Sales increased 26% to $2.6 billion from $2.1 billion due to the acquisition of construction service businesses not present in the same period a year ago. Sales from acquisitions not present in the same period were $630 million. Sales at comparable operations declined 4% or $87 million. Sales were particularly strong in Texas and the Intermountain region, while sales were lower in all our other markets. Overall, single-family building permits declined 14% in our markets.

Income from operations increased to $183 million from $177 million for the same period in the prior year. The improvement was due to acquisitions not present in the same period a year ago which offset declines at comparable operations. Income from comparable operations was down 24% or $42 million.

Gross margins were 22.2%, down 0.4% from 22.6% in the same period a year ago. This decline was due to the growing portion of sales mix represented by our SelectBuild business segment as we continue to pursue our acquisition strategy of expanding construction services. Gross margins at our SelectBuild and BMC West segments were approximately the same for both periods.

Selling, general and administrative expenses increased $105 million. Expenses from acquisitions not present in the same period in 2005 were $65 million. Selling, general and administrative expenses were 15.3% of sales compared to 14.3% in the same period a year ago and were higher due to:

•	operating expenses associated with acquisitions and compensation related to implementing a regional management structure at SelectBuild and
•	compensation for additional personnel as well as delivery expenses to sustain sales volume at BMC West.

Interest Expense
Interest expense increased $10 million or 0.3% of sales relative to the same nine month period a year ago. This was due to a $99 million increase in the average balance outstanding under the revolver as well as rising interest rates. The effective interest rate for the revolver was 6.35%, up from 5.08% and the $73.1 million term note was 5.76%, up from 4.25% for the same period a year ago. Capital expenditure requirements and a portion of acquisitions were funded with the revolver.

Income Taxes
Our combined federal and state income tax rate decreased to 35.9% from 37.8% for the same period a year ago. The reduction was due to a refinement of the apportionment factors for allocating taxable income to the states in which we operate.

Business Segments
Sales and income from operations by business segment are as follows (millions):

	2006		2005
	Sales	Income from Operations	Sales	Income from Operations
SelectBuild	$ 1,438	$ 130	$ 948	$ 112
BMC West	1,199	103	1,146	114
Corporate	―	(50)	―	(49)
	$ 2,637	$ 183	$ 2,094	$ 177

SelectBuild
Selected financial results are as follows (millions):

	2006	2005	$ Change	% Change
Sales	$ 1,438	$ 948	$ 490	52%
Less: Acquisitions	(587)	―	(587)	―
	$ 851	$ 948	$ (97)	(10)%

Income from operations	$ 130	$ 112	$ 18	16%
Less: Acquisitions	(47)	―	(47)	―
	$ 83	$ 112	$ (29)	(26)%

Sales increased 52% to $1.4 billion from $948 million in the same period a year ago. Sales of $587 million from acquisitions not present in the same period a year ago accounted for the increase. Sales from comparable operations declined 10%, principally in our Southwest, Southeast and Pacific markets. Contract starts and single-family building permits were down across all our markets, reflecting slower homebuilding activity.

Income from operations was $130 million, up 16% from $112 million in the same period a year ago. The increase was due to acquisitions not present in the same period a year ago as income from operations for comparable operations was down 26%. Gross margins were consistent with the same period a year ago. However, selling, general and administrative expenses were higher due to increased operating expenses associated with acquisitions as well as compensation expenses associated with implementing a regional management structure.

BMC West
Selected financial results are as follows (millions):

	2006	2005	$ Change	% Change
Sales	$ 1,199	$ 1,146	$ 53	5%
Less: Acquisitions	(43)	―	(43)	―
	$ 1,156	$ 1,146	$ 10	1%

Income from operations	$ 103	$ 114	$ (11)	(10)%
Less: Acquisitions	(1)	―	(1)	―
	$ 102	$ 114	$ (12)	(11)%

Sales increased 5% to $1.2 billion from $1.1 billion in the same period a year ago. The increase was principally due to acquisitions not present in the same period. Sales from comparable operations were slightly higher than the same period a year ago, with particular strength in Texas and our Intermountain region. Single-family building permits in our markets were down 2% compared to the same period in 2005.

Income from operations was $103 million, down 10% from $114 million. Gross margins at 25.5% were consistent for both periods as inventories were managed effectively. However, selling, general and administrative expenses were up 1.5% as a percent of sales to 17.1% from 15.6% in the same period a year ago. These expenses were higher due to compensation and delivery expenses to sustain sales volume.

Corporate
Corporate represents expenses to support the operations of our business segments, SelectBuild and BMC West. These costs include administrative functions for information systems, reporting, accounts payable and human resources, professional fees for regulatory compliance, executive and senior management, certain incentive compensation as well as actuarial adjustments for insurance and medical claims. These costs are not allocated to our business segments.

Selected financial results are as follows (millions):

	2006	2005	$ Change	% Change
Corporate general and administrative expenses	$ 50	$ 49	$ 1	2%

Corporate expenses were approximately the same for both the nine month periods due to a $11.0 million reduction in our actuarial estimate for insurance expenses as a result of improved claims experience. Compensation expenses were higher due to additional personnel to support our expanding operations, including the integration of acquisitions. However, prior to the actuarial adjustment of insurance expense, corporate general and administrative expenses were 2.3% of sales in both periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
Our primary need for capital resources is to fund working capital and acquisitions as well as finance capital expenditures. Capital resources have primarily consisted of cash flows from operations and additional debt. For the period ended September 30, 2006, cash was provided by operations and borrowed to fund a portion of acquisitions.

Operations
Cash provided by operating activities was $187.0 million compared to $141.1 million in the same period a year ago. Cash from operating activities increased $16.2 million due to acquisitions not present in the same period of 2005. Also, working capital requirements were $40.9 million less than the same period a year ago as cash provided from accounts receivable and unbilled receivables as well as improved inventory turns were partially offset by cash used for compensation and accounts payable.

Capital Investments and Acquisitions
Cash used in investing activities was $267.8 million or $90.1 million more than $177.7 million for the same period a year ago. Cash use included $200.7 million for the acquisition of:

•	window installation service in Phoenix, Arizona (August 2006)
•	framing services in Southern California (July 2006)
•	building materials distribution and truss manufacturing business in Eastern Idaho (June 2006)
•	wall panel and truss manufacturing business in Palm Springs, California (April 2006)
•	concrete services business in Northern Arizona (April 2006)
•	three facilities providing building materials distribution and millwork services in Houston, Texas (February 2006)
•	an additional 20% interest in our existing business providing concrete block masonry and concrete services in Florida (August 2005)
•	businesses providing framing services in Palm Springs, California and Reno, Nevada (January 2006)

Net cash used for investing activities in the same period a year ago was used primarily for the acquisition of:

•	concrete services in Las Vegas, Nevada and concrete and plumbing services in Southern California (September 2005)
•	51% interest in a concrete services business in Phoenix and Tucson, Arizona (July 2005)
•	73% interest in a plumbing service business in Phoenix and Tucson, Arizona (April and July 2005)
•	a stucco business in Las Vegas, Nevada (June 2005)
•	a 51% interest in a framing services business in Chicago, Illinois (January 2005)

Cash used for capital expenditures was $47.8 million or $15.6 million more than $32.2 million for the same period a year ago. Capital expenditures for both periods were principally property for the expansion of existing operations at SelectBuild and BMC West.

Financing
Cash provided by financing activities was $98.1 million compared to $62.5 million in the same period a year ago. After cash provided by operations, debt was borrowed to complete seven acquisitions, purchase an additional 20% of a minority interest and purchase property and equipment, whereas in the same period a year ago, debt was borrowed to complete two acquisitions, purchase interests in three businesses, purchase property and equipment and fund a small increase in working capital requirements.

Credit Facility
Revolver
In June 2005, we entered into an amended $300 million revolver with a group of lenders. In April 2006, we exercised an existing option to add another $150 million in borrowing capacity to our revolver which increased our borrowing capacity under the revolver to $450 million. The revolver matures in June 2010. The revolver consists of both LIBOR and Prime based borrowings. Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 0.75% to 2.00%, or Prime plus 0.00% to 0.75%. Interest is paid quarterly. As of September 30, 2006, $188.2 million was outstanding under the revolver.

Term Notes
In June 2005, we also entered into a $75 million term note with a group of lenders. The term note matures in June 2010 with 10% of the initial principal payable for each of the two years commencing September 2006, 20% of the initial principal payable for one year commencing September 2008 and the remaining principal balance due June 2010. Interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 0.75% to 2.00%, or Prime plus 0.00% to 0.75%. Interest is paid quarterly. As of September 30, 2006, $73.1 million was outstanding under this term note.

In August 2003, we entered into a $125 million term note with a group of lenders. The term note matures in June 2010 and is payable in quarterly installments for the first six years in amounts equal to 1% of the initial principal amount per year and equal quarterly installments for the remaining principal balance during year seven. The interest rate for the term note is LIBOR plus 1.75%, or Prime plus 1.00%. Interest is paid quarterly. As of September 30, 2006, $120.9 million was outstanding under this term note.

Other
Other long-term debt of $13.2 million consists of term notes, equipment notes and capital leases for equipment. Interest rates vary and dates of maturity are through March 2021.

Covenants and Maturities
The credit facility consists of the revolver and term notes. The credit facility is collateralized by the tangible and intangible property of our wholly-owned subsidiaries, except the assets of our captive insurance subsidiary. The credit facility contains covenants and conditions requiring the maintenance of certain financial ratios. At September 30, 2006, we were in compliance with these covenants and conditions.

Scheduled maturities of long-term debt are as follows (thousands):

2006	$5,504
2007	13,958
2008	14,142
2009	77,835
2010	282,608
Thereafter	1,429
$395,476

As of September 30, 2006 and December 31, 2005 there were $71.9 million and $75.9 million, respectively of letters of credit outstanding that guaranteed performance or payment to third parties. These letters of credit reduce borrowing availability under the revolver.

Hedging Activities
Derivative and hedging activities are recorded on the balance sheet at their fair values. In June 2004, we entered into interest rate swap contracts that effectively convert a portion of the floating rate borrowings of the $120.9 million term note to a fixed interest rate through June 2009, thus reducing the impact of increases in interest rates on future interest expense.

Approximately 83% of the outstanding floating rate borrowings of the term note as of September 30, 2006 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. As a result, the interest rate on $100 million of the $120.9 million floating rate borrowings outstanding at September 30, 2006 was fixed at an average rate of 6.14%. After giving effect to the interest rate swap contracts, total borrowings were 29% fixed and 71% floating.

The fair value of derivative instruments is based on pricing models using current market rates. The fair value of the interest rate swap contracts was a long-term asset of $1.7 million as of September 30, 2006. The effective portion was recorded in accumulated other comprehensive income, net, a separate component of shareholders’ equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings. A corresponding deferred tax liability of $0.6 million was also recorded in accumulated other comprehensive income, net for the income tax related to the estimated fair value of the interest rate swap contracts. The ineffective portion of the change in the value of the interest rate swap contracts is immediately recognized as a component of interest expense. Hedge ineffectiveness for the period ended September 30, 2006 was not significant. Management may choose not to swap floating debt to a fixed rate or may terminate a previously executed swap if the floating rate positions are more beneficial.

Equity
Preferred Shares
We are authorized to issue 2 million preferred shares, however none of these shares are issued. Under the terms of our Restated Certificate of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the authorized but unissued shares of preferred stock.

Common Shares
Our common shares have a par value of $0.001. We have 50 million shares authorized of which approximately 29 million are issued and outstanding as of September 30, 2006.

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

Our principal sources of funds are anticipated to be cash flows from operating activities and borrowings available under our credit facility. Based on our historical ability to generate cash flows from operations, borrowing capacity under the credit facility and access to debt and equity markets, we believe we have sufficient liquidity and capital resources to meet our current and future financial obligations, including our scheduled principal and interest payments as well as provide funds for working capital, acquisitions and other anticipated needs.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships. These entities are often referred to as structured finance or special purpose entities which might be established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2006, we are not involved in any transactions with unconsolidated entities.

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

Management believes the estimates utilized are reasonable under the circumstances, however actual results could differ from these estimates and may require adjustment in future periods. There have been no significant changes during the nine months ended September 30, 2006 to the critical accounting estimates disclosed in Management’s Discussion and Analysis in our most recent Annual Report on Form 10-K.

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

Risks related to our shares may include, however are not limited to:

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

Interest Rate Risk
Changes in interest expense occur when market interest rates change. Changes in the amount of debt could also increase interest rate risks. Interest rate swap contracts are currently utilized to hedge interest rate risks. Approximately 83% of the outstanding floating rate borrowings of the $120.9 million term note as of September 30, 2006 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. After giving effect to the interest rate swap contracts, total borrowings are 29% fixed and 71% floating. Based on debt outstanding as of September 30, 2006, a 0.25% increase in interest rates would result in approximately $0.7 million of additional interest expense annually.

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

Risks Related to Our Shares
Risks related to our shares may include, however are not limited to:

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

BUILDING MATERIALS HOLDING CORPORATION

Date: November 3, 2006	/s/ Robert E. Mellor
Robert E. Mellor Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2006	/s/ William M. Smartt
William M. Smartt Senior Vice President and Chief Financial Officer (Principal Financial Officer)