Form 10-Q
period 2007-03-31
BUILDING MATERIALS HOLDING CORP
filed 2007-05-07
CIK 1046356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☐      No ☑

The number of shares outstanding of the registrant’s common stock as of May 4, 2007 was 29,387,326.

BUILDING MATERIALS HOLDING CORPORATION

FORM 10-Q

For the Period Ended March 31, 2007

Item 1 - Financial Statements

Building Materials Holding Corporation
Consolidated Statements of Operations
(thousands, except per share data)
(unaudited)

	Three Months Ended March 31
	2007	2006
Sales
Construction services	$319,008	$549,058
Building products	250,096	335,499
Total sales	569,104	884,557

Costs and operating expenses
Cost of goods sold
Construction services	275,402	454,131
Building products	181,078	247,226
Selling, general and administrative expenses	113,822	130,601
Other income, net	(2,158)	(1,787)
Total costs and operating expenses	568,144	830,171

Income from operations	960	54,386

Interest expense	8,218	5,590

(Loss) income before income taxes and minority interests	(7,258)	48,796

Income tax benefit (expense)	2,668	(17,810)

Minority interests income, net of income taxes	(376)	(2,917)

Net (loss) income	$(4,966)	$28,069

Net (loss) income per share:
Basic	$(0.17)	$0.98
Diluted	$(0.17)	$0.95

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Balance Sheets
(thousands, except per share data)
(unaudited)

	March 31	December 31		March 31	December 31
	2007	2006		2007	2006
Assets			Liabilities, Minority Interests and Shareholders’ Equity
Cash and cash equivalents	$27,901	$74,272
Marketable securities	5,806	4,337	Accounts payable	$113,922	$110,961
Receivables, net of allowances			Accrued compensation	35,080	48,552
of $4,948 and $4,487	288,578	279,829	Insurance deductible reserves	26,731	24,931
Inventory	144,361	144,366	Other accrued liabilities	28,140	103,402
Unbilled receivables	57,331	43,527	Billings in excess of costs and estimated
Deferred income taxes	7,097	8,914	earnings	27,221	27,622
Prepaid expenses and other	18,541	11,166	Current portion of long-term debt	5,072	8,143
Current assets	549,615	566,411	Current liabilities	236,166	323,611

Property and equipment			Deferred income taxes	8,591	9,138
Land	67,539	62,367	Insurance deductible reserves	27,139	25,841
Buildings and improvements	143,410	139,602	Long-term debt	427,009	349,161
Equipment	189,538	188,285	Other long-term liabilities	36,015	41,390
Construction in progress	4,420	8,579
Accumulated depreciation	(145,394)	(139,342)	Minority interests	7,004	7,141
Marketable securities	51,863	53,513
Deferred loan costs	5,200	5,481	Commitments and contingent liabilities	—	—
Other long-term assets	30,539	27,223
Other intangibles, net	105,447	108,792	Shareholders’ equity
Goodwill	306,479	308,000	Common shares, $0.001 par value:
	$1,308,656	$1,328,911	authorized 50 million; issued and
			outstanding 29.3 and 29.2 million
			shares	29	29
			Additional paid-in capital	156,794	154,405
			Retained earnings	411,043	418,927
			Accumulated other comprehensive loss, net	(1,134)	(732)
			Shareholders’ equity	566,732	572,629
				$1,308,656	$1,328,911

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Shareholders’ Equity
(thousands)

						Accumulated Other Comprehensive Income (Loss)
						Net Unrealized Gain (Loss) From
	Common Shares		Additional			Interest Rate
	Shares	Amount	Paid-In Capital	Unearned Compensation	Retained Earnings	Swap Contracts	Marketable Securities	Total
Balance at December 31, 2005	28,759	$29	$143,780	$(2,698)	$328,463	$736	$(249)	$470,061

Net income	—	—	—	—	28,069	—	—	28,069
Unrealized gain	—	—	—	—	—	1,440	—	1,440
Taxes for unrealized gain	—	—	—	—	—	(554)	—	(554)

Unrealized loss	—	—	—	—	—	—	(103)	(103)
Tax benefit for unrealized loss	—	—	—	—	—	—	92	92
Comprehensive income								28,944

Reclassify unearned compensation - restricted shares	—	—	(2,698)	2,698	—	—	—	—
Earned compensation - options	—	—	2,198	—	—	—	—	2,198
Earned compensation - restricted shares	—	—	723	—	—	—	—	723
Issuance of restricted shares	138	—	—	—	—	—	—	—
Share options exercised	32	—	291	—	—	—	—	291
Tax benefit for share options exercised	—	—	328	—	—	—	—	328
Shares issued from Employee Plan	11	—	400	—	—	—	—	400
Cash dividends on common shares	—	—	—	—	(2,894)	—	—	(2,894)
Balance at March 31, 2006	28,940	$29	$145,022	$—	$353,638	$1,622	$(260)	$500,051

Balance at December 31, 2006	29,153	$29	$154,405	$—	$418,927	$(548)	$(184)	$572,629

Net loss	—	—	—	—	(4,966)	—	—	(4,966)
Unrealized loss	—	—	—	—	—	(851)	—	(851)
Tax benefit for unrealized loss	—	—	—	—	—	321	—	321

Unrealized gain	—	—	—	—	—	—	193	193
Taxes for unrealized gain	—	—	—	—	—	—	(65)	(65)
Comprehensive loss								(5,368)

Earned compensation - options	—	—	1,254	—	—	—	—	1,254
Earned compensation - restricted shares	—	—	796	—	—	—	—	796
Issuance of restricted shares	110	—	—	—	—	—	—	—
Share options exercised	5	—	35	—	—	—	—	35
Tax benefit for share options exercised	—	—	28	—	—	—	—	28
Shares issued from Employee Plan	13	—	276	—	—	—	—	276
Cash dividends on common shares	—	—	—	—	(2,918)	—	—	(2,918)
Balance at March 31, 2007	29,281	$29	$156,794	$—	$411,043	$(1,078)	$(56)	$566,732

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Cash Flows
(thousands)

	Three Months Ended March 31
Operating Activities	2007	2006
Net (loss) income	$(4,966)	$28,069
Items in net (loss) income not using (providing) cash:
Minority interests, net	376	2,917
Depreciation and amortization	12,747	10,182
Deferred loan cost amortization	281	208
Share-based compensation	2,113	2,980
(Gain) loss on sale of assets, net	(363)	27
Realized gain on marketable securities	(11)	—
Deferred income taxes	2,443	(208)
Changes in assets and liabilities, net of effects of acquisitions of business units:
Receivables, net	(8,749)	(19,399)
Inventory	5	(15,096)
Unbilled receivables	(13,804)	(22,510)
Prepaid expenses and other current assets	(7,386)	(2,257)
Accounts payable	15,831	35,094
Accrued compensation	(13,494)	(15,745)
Insurance deductible reserves	1,800	2,944
Other accrued liabilities	(14,675)	16,019
Billings in excess of costs and estimated earnings	(401)	(4,425)
Other long-term assets and liabilities	(10,057)	(4,068)
Other, net	256	(370)
Cash flows (used) provided by operating activities	(38,054)	14,362

Investing Activities
Purchases of property and equipment	(8,651)	(10,409)
Acquisitions and investments in businesses, net of cash acquired	(61,596)	(80,005)
Proceeds from dispositions of property and equipment	1,187	425
Purchase of marketable securities	(8,739)	(834)
Proceeds from sales of marketable securities	9,150	581
Other, net	(463)	(1,777)
Cash flows used by investing activities	(69,112)	(92,019)

Financing Activities
Net borrowings under revolver	79,200	80,700
Principal payments on term notes	(875)	(313)
Net payments on other notes	(3,548)	(688)
(Decrease) increase in book overdrafts	(10,359)	329
Proceeds from share options exercised	35	291
Tax benefit for share options	28	328
Dividends paid	(2,915)	(2,158)
Distributions to minority interests	(1,003)	(245)
Other, net	232	(395)
Cash flows provided by financing activities	60,795	77,849

(Decrease) Increase in Cash and Cash Equivalents	(46,371)	192

Cash and cash equivalents, beginning of period	74,272	30,078
Cash and cash equivalents, end of period	$27,901	$30,270

Supplemental Disclosure of Cash Flow Information
Accrued but unpaid dividends	$2,918	$2,894
Cash paid for interest	$7,819	$4,923
Cash paid for income taxes	$1,820	$13,146

Supplemental Disclosure of Investing Activities
Fair value of assets acquired	$715	$131,312
Liabilities assumed	$100	$62,637
Cash paid for acquisitions made this period	$615	$68,675
Cash paid for acquisitions made in prior period	$60,981	$11,330

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

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements as well as the reported amounts of sales and expenses during the reporting period. Actual amounts may differ materially from those estimates. The following critical accounting estimates require our subjective and complex judgment often as a result of the need to estimate matters that are inherently uncertain:

•  Revenue Recognition for Construction Services
The percentage-of-completion method is used to recognize revenue for construction services. This method requires the use of various estimates, including among others, the extent of progress towards completion, contract revenues and contract completion costs. Periodic estimates of our progress towards completion are made based on a comparison of labor costs incurred to date with total estimated contract costs for labor. Contract revenues and contract costs to be recognized are dependent on the accuracy of estimates, including quantities of materials, labor productivity and other cost estimates. We have a history of making reasonable estimates of the extent of progress towards completion, contract revenues and contract completion costs. However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. Revisions of contract revenues and cost estimates as well as provisions for estimated losses on uncompleted contracts are recognized in the period such revisions are known.

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

•     Insurance Deductible Reserves
The estimated cost of workers’ compensation, general liability and automobile claims is determined by actuarial methods. Claims in excess of insurance deductibles are insured with third-party insurance carriers. Reserves for deductible amounts are recognized based on the estimated costs of these claims as limited by the provisions of the applicable insurance policies. Revisions of estimated claims are recognized in the period such revisions are known.

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

Cash and Cash Equivalents
Cash and cash equivalents consist of short-term investments that have a maturity of 3 months or less at the date of purchase. Cash and cash equivalents were $27.9 million at March 31, 2007 and $74.3 million at December 31, 2006.

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

Property and Equipment
Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements that extend useful life. Certain costs of software are capitalized provided those costs are not research and development and certain other criteria are met. Capitalized interest was not significant. Expenditures for other maintenance and repairs are expensed as incurred. Gains and losses from sales and retirements are included in income as they occur. Depreciation is calculated using the straight-line method over the economic useful lives of the assets. The estimated useful lives of depreciable assets are generally:
•  10 to 30 years for buildings and improvements
•  7 to 10 years for machinery and fixtures
•  3 to 10 years for handling and delivery equipment
•  3 to 10 years for software development costs

In order to improve financial returns, we periodically evaluate our investments in property and equipment. As a result, property and equipment may be consolidated, leased or sold. We recognized a gain of $0.4 million for the period ended March 31, 2007, a loss of less than $0.1 million for the period ended March 31, 2006 and a loss of $0.2 million in 2006 from the sales of property and equipment.

In April 2007, BMC West sold certain real estate as a result of a relocation of our building materials operation in Austin, Texas. The sale is expected to result in a gain after tax of approximately $5.5 million in the second quarter.

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

Shipping and Handling
Shipping and handling costs for manufactured building components and construction services are included as a component of cost of goods sold. Shipping and handling costs for building products are included as a component of selling, general and administrative expenses and were $17.7 million for the period ended March 31, 2007, $18.2 million for the period ended March 31, 2006 and $78.8 million in 2006.

Reclassifications
SelectBuild identified certain costs of sourcing materials and reclassified these costs to cost of goods sold from selling, general and administrative expenses. Costs reclassified to cost of goods sold from selling, general and administrative expenses were $6.3 million for the period ended March 31, 2006 and $29.1 million for 2006. These reclassifications, none of which affected previously reported consolidated results of operations, cash flows or shareholders’ equity, have been made to amounts reported in prior periods to conform to the current year presentation.

Recent Accounting Principles
In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This accounting principle expands the use of fair value accounting. Entities may elect to measure eligible items at fair value at specified election dates, however the fair value election is irrevocable and made on an instrument-by-instrument basis. Eligible items include financial assets and liabilities, firm commitments for financial instruments, loan commitments, nonfinancial insurance contracts and warranties (goods or services settled by a third party) and host financial instruments. Upon adoption, unrealized gains and losses for existing items measured at fair value are recorded as a cumulative adjustment to beginning retained earnings and subsequent changes are recognized in earnings at each reporting date. We elected to not adopt the fair value measurement option for eligible items. This accounting principle was adopted January 2007 and had no impact on consolidated financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This accounting principle simplifies existing accounting literature by providing a single definition of fair value, a framework for measuring fair value and expanded disclosures about fair value. This accounting principle emphasized that fair value is a market-based measurement of the amount that would be received upon the sale of an asset or paid to transfer a liability (an exit price) and not the price that would be paid to acquire the asset or received to assume the liability (entry price). This accounting principle did not expand the use of fair value. This accounting principle was adopted January 2007 and had no impact on consolidated financial position, results of operations or cash flows.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This accounting principle provides specific guidance for measurement, recognition and disclosure of uncertain tax positions. This accounting principle was adopted January 2007 and had no impact on consolidated financial position, results of operations or cash flows.

2. Net Income Per Share

Net income per share was determined using the following information (thousands, except per share data):

	Three Months Ended March 31
	2007	2006	2006

Net (loss) income	$(4,966)	$28,069	$102,074
Weighted average shares used to determine basic net income per share	28,768	28,524	28,603
Net effect of dilutive stock options and restricted stock	—	1,049	986
Weighted average shares used to determine diluted net income per share	28,768	29,573	29,589

Net (loss) income per share:
Basic	$(0.17)	$0.98	$3.57
Diluted	$(0.17)	$0.95	$3.45

Cash dividends declared per share	$0.10	$0.10	$0.40

Share options considered not dilutive are those with exercise prices greater than the average market value of the common shares in the periods presented. Share options that are not dilutive and therefore excluded from the computation of diluted net income per share were as follows:
•	819,098 shares for the period ended March 31, 2007,
•	407,100 shares for the period ended March 31, 2006, and
•	403,100 shares in 2006.

3. Impairment of Assets

Long-lived assets such as property, equipment and intangibles are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment for these assets is recognized if the carrying amount exceeds its fair value and when the carrying amount is not  recoverable based on the estimated future operating cash flows on an undiscounted basis.

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

4. Acquisitions and Minority Interests

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

•
In March 2007, SelectBuild acquired the assets of a concrete services business in Fresno, California for approximately $0.7 million in cash of which $0.1 million has been retained for the settlement period. This purchase price is subject to working capital adjustment. Information required to complete the purchase price allocation is not yet available. Final allocation of the purchase price will be completed as soon as this information is available.

•
In December 2006, SelectBuild acquired a distribution services business in Southern California for approximately $1.6 million in cash of which $0.1 million has been retained for the settlement period. This purchase price is subject to working capital adjustment. Information required to complete the purchase price allocation is not yet available. Final allocation of the purchase price will be completed as soon as this information is available.

•	In August 2006, SelectBuild acquired a window installation business in Arizona for approximately $13.9 million in cash.

•
In July 2006, SelectBuild acquired a framing services business in Southern California for approximately $78.6 million in cash. Additional cash payments may be required based on operating performance through June 2009.

•	In June 2006, BMC West acquired a building materials distribution and truss manufacturing business in Eastern Idaho for approximately $5.1 million in cash.

•	In April 2006, SelectBuild acquired a concrete services business in Northern Arizona for approximately $1.5 million in cash.

•	In April 2006, SelectBuild acquired a wall panel and truss manufacturing business in Palm Springs, California for $6.7 million in cash.

•	In February 2006, BMC West acquired 3 facilities providing building materials distribution and millwork services in Houston, Texas for $20.6 million in cash.

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

•
In April 2007, SelectBuild acquired the remaining 27% interest in Riggs Plumbing for $10.5 million in cash. In July 2005, SelectBuild acquired an additional 13% interest for $1.4 million in cash and in April 2005, acquired an initial 60% interest for $17.8 million in cash. Information required to complete the purchase price allocation is not yet available. Final allocation of the purchase price will be completed as soon as this information is available. Riggs Plumbing provides plumbing services to high-volume production builders in the Phoenix and Tucson markets.

•
In November 2006, SelectBuild acquired the remaining 49% interest in BBP Companies for $22.8 million in cash. In July 2005, SelectBuild acquired an initial 51% interest for $9.4 million in cash and $1.0 million of our common shares. BBP Companies provide concrete services to high-volume production homebuilders in Arizona.

•
In January 2006, SelectBuild acquired the remaining 20% interest in WBC Construction, LLC for $36.0 million in cash. In August 2005, SelectBuild acquired an additional 20% interest for $24.8 million in cash and in January 2003, acquired an initial 60% interest for $22.9 million in cash and $1.0 million of our common shares. Information required to complete the purchase price allocation is not yet available. Final allocation of the purchase price will be completed as soon as this information is available. WBC provides concrete block masonry and concrete services to high-volume homebuilders in Florida.

Assets and liabilities acquired in these acquisitions included (thousands):

	March 31	December 31		March 31	December 31
	2007	2006		2007	2006
Cash and cash equivalents	$—	$—	Accounts payable	$—	$10,376
Receivables	—	44,683	Accrued compensation	—	1,447
Inventory	—	19,957	Insurance deductible reserves	—	—
Unbilled receivables	—	10,101	Other accrued liabilities	(60,587)	50,340
Deferred income taxes	—	—	Billings in excess of
Prepaid expenses and other	15	263	costs and estimated earnings	—	23,557
			Current portion of long-term debt	—	—
Current assets	15	75,004	Current liabilities	(60,587)	85,720

Property and equipment	216	19,845	Deferred income taxes	(917)	937
Other long-term assets	—	42	Long-term debt	—	—
Other intangibles, net	1,382	68,692	Other long-term liabilities	—	8,173
Goodwill	(1,521)	122,374
			Minority interests	—	(10,627)
	$92	$285,957		$(61,504)	$84,203

The following summarizes pro forma results of operations assuming the acquisitions for 2007 and 2006 occurred as of the beginning of 2006. Due to uncertainties in these assumptions, the pro forma data does not purport to be indicative of the results of operations that would have resulted had the acquisitions been consummated at the beginning of the period presented, or that may occur in the future (thousands, except per share data):

	Three Months Ended March 31
	2007	2006	2006
Sales - as reported	$569,104	$884,557	$3,245,169
Pro forma Sales	$569,868	$931,467	$3,325,314

Net (loss) income - as reported	$(4,966)	$28,069	$102,074
Pro forma Net (loss) income	$(3,976)	$30,061	$102,017

Net (loss) income per share:
Diluted - as reported	$(0.17)	$0.95	$3.45
Pro forma Diluted	$(0.14)	$1.02	$3.45

We have call rights and put obligations associated with the interests in RCI Construction, A-1 Truss and WBC Mid-Atlantic that we do not currently own. Under the purchase agreements, we have the right to purchase the other owners’ remaining portions during certain periods or if certain conditions are met. Likewise, the other owners have the option to require us to purchase their remaining portions during certain periods. The purchase price for the remaining portions will be based generally on a multiple of historical earnings. The following table summarizes the timing of these call and put obligations:

	Call Options	Put Options
RCI Construction	January 2008 through January 2012	January 2008 through January 2012
A-1 Truss	September 2004 through August 2014	September 2009 through August 2014
WBC Mid-Atlantic	October 2003 through September 2010	December 2006 through December 2008

5. Marketable Securities

Investments in marketable securities consist of debt securities held by our captive insurance subsidiary and are considered available-for-sale and recorded at fair value. Fair value is based on market quotes. Unrealized gains and losses, net of deferred taxes, are recorded as a component of accumulated other comprehensive (loss) income, net, a component of shareholders’ equity. There were no significant unrealized losses.

The fair value of these marketable securities were as follows (thousands):

	March 31 2007	December 31 2006
U.S. government and agencies	$22,159	$25,661
Asset backed securities	20,339	18,278
Corporate securities	15,171	13,911
	$57,669	$57,850

Contractual maturities were as follows (thousands):

	March 31 2007	December 31 2006
Less than 1 year	$5,806	$4,337
Due in 1 to 2 years	15,453	16,648
Due in 2 to 5 years	36,410	36,865
	$57,669	$57,850

6. Intangible Assets and Goodwill

Intangible assets represent the values assigned to customer relationships, covenants not to compete and trade names. Intangible assets are amortized on a straight-line basis over their expected useful lives. Customer relationships are amortized over 3 to 17 years, covenants not to compete over 2 to 5 years and trade names over 3 years. Amortization expense for intangible assets was $4.7 million for the period ended March 31, 2007, $3.1 million for the period ended March 31, 2006 and $14.7 million in 2006. Intangible assets consist of the following (thousands):

	March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$123,845	$(25,771)	$98,074
Covenants not to compete	12,095	(5,308)	6,787
Trade names	204	(176)	28
Other	657	(99)	558
	$136,801	$(31,354)	$105,447

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$122,498	$(22,125)	$100,373
Covenants not to compete	13,094	(4,802)	8,292
Trade names	204	(159)	45
Other	146	(64)	82
	$135,942	$(27,150)	$108,792

Estimated amortization expense for intangible assets is $12.9 million for the remainder of 2007, $15.6 million for 2008, $15.2 million for 2009, $14.3 million for 2010, $13.0 million for 2011 and $34.4 million thereafter.

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

Changes in the carrying amount of goodwill by business segment were as follows (thousands):

	SelectBuild	BMC West	Total
Balance at December 31, 2006	$287,123	$20,877	$308,000
Purchase Price Adjustment	(1,521)	—	(1,521)
Balance at March 31, 2007	$285,602	$20,877	$306,479

While goodwill is tested for impairment annually and not amortized for financial statement proposes, goodwill may be deductible for income tax purposes. Certain goodwill is non-deductible. Changes to non-deductible goodwill were as follows (thousands):

	SelectBuild	BMC West	Total
Balance at December 31, 2006	$33,939	$7,423	$41,362
Purchase Price Adjustment	1,512	—	1,512
Balance at March 31, 2007	$35,451	$7,423	$42,874

8. Debt

Long-term debt consists of the following (thousands):

			Notional Amount	Effective Interest Rate
As of March 31, 2007	Balance	Stated Interest Rate	of Interest Rate Swaps	Average for Quarter	As of March 31
Revolver	$79,200	LIBOR plus 1.25% or Prime plus 0.00%	$—	10.6%	8.3%

Term note	348,250	LIBOR plus 2.50% or Prime plus 1.25%	200,000	7.7%	7.7%

Other	4,631	Various	—
	432,081		$200,000

Less: Current portion	5,072
	$427,009

				Notional Amount of Interest	Effective Interest Rate
As of December 31, 2006	Balance	Stated Interest Rate		Rate Swaps	Average for Year	As of December 31
Revolver	$—	LIBOR plus 1.25% or Prime plus 0.00%	$	―	6.5%	n/a

Term note	349,125	LIBOR plus 2.50% or Prime plus 1.25%		200,000	6.7%	7.0%

Other	8,179	Various		—	—	—
	357,304			$200,000

Less: Current portion	8,143
	$349,161

Revolver
In November 2006, we entered into an amended $500 million revolver with a group of lenders. The revolver matures in November 2011. The revolver consists of both LIBOR and Prime based borrowings. These variable interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 1.00% to 2.00%, or Prime plus 0.00% to 0.75%. Interest is paid quarterly. As of March 31, 2007, $79.2 million was outstanding under the revolver.

Term Note
In November 2006, we entered into a $350 million term note with a group of lenders. The term note matures in November 2013 and is payable in quarterly installments for the first 7 years in amounts equal to 1% of the initial principal per year and the remaining principal due November 2013. The variable interest rate for the term note is LIBOR plus 2.50%, or Prime plus 1.25%. Interest is paid quarterly. As of March 31, 2007, $348.3 million was outstanding under this term note.

Other
Other long-term debt of $4.6 million consists of term notes, equipment notes and capital leases for equipment. Interest rates vary and dates of maturity are through March 2021.

Expansion of Credit Facility, Covenants and Maturities
The credit facility consists of the revolver and term note. The credit facility may be increased an aggregate amount of up to $250 million. The credit facility is collateralized by tangible and intangible property of our wholly-owned subsidiaries, except the assets of our captive insurance subsidiary. The credit facility contains covenants and conditions requiring the maintenance of certain financial ratios. At March 31, 2007, we were in compliance with these covenants and conditions.

Scheduled maturities of long-term debt are as follows (thousands):

2007	$3,937
2008	4,826
2009	4,140
2010	3,824
2011	82,909
Thereafter	332,445
$432,081

As of March 31, 2007 and December 31, 2006 there were $97.2 million of letters of credit outstanding that guaranteed performance or payment to third parties. These letters of credit reduce borrowing availability under the revolver.

Hedging Activities
Derivative and hedging activities are recorded on the balance sheet at their fair values. In November 2006, we entered into interest rate swap contracts that effectively convert $200 million of the variable rate borrowings of the $348.3 million term note to a fixed interest rate of 7.59% through November 2012, thus reducing the impact of increases in interest rates on future interest expense. Approximately 57% of the outstanding variable rate borrowings of the term note as of March 31, 2007 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. After giving effect to the interest rate swap contracts, total borrowings were 47% fixed and 53% variable.

The fair value of derivative instruments is based on pricing models using current market rates. The fair value of the interest rate swap contracts was a long-term liability of $1.7 million as of March 31, 2007. The effective portion was recorded in accumulated other comprehensive loss, net, a separate component of shareholders’ equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings. A corresponding deferred tax asset of $0.7 million was also recorded in accumulated other comprehensive loss, net for the income tax related to the estimated fair value of the interest rate swap contracts. The ineffective portion of the change in the value of the interest rate swap contracts is immediately recognized as a component of interest expense. Management may choose not to swap variable rates to fixed rates or may terminate a previously executed swap if the variable rate positions are more beneficial.

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

Common Shares
Our common shares have a par value of $0.001. We have 50 million shares authorized of which approximately 29.3 million are issued and outstanding as of March 31, 2007.

Of the unissued shares, 322,928 shares were reserved for the following:

Employee Stock Purchase Plan	50,262
2004 Incentive and Performance Plan	272,666

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

Dividends
Cash dividends per common share were as follows:

	2007	2006
First quarter	$0.10	$0.10
Second quarter	—	0.10
Third quarter	—	0.10
Fourth quarter	—	0.10
	$0.10	$0.40

On May 1, 2007, our Board of Directors approved a 2007 second quarter cash dividend of $0.10 per common share. The dividend was payable to shareholders of record as of June 22, 2007 and will be paid on or about July 13, 2007.

Repurchase Program
In March 2007, our Board of Directors authorized the repurchase of up to $25 million of our common shares through March 2008. No common shares were repurchased in the period ended March 31, 2007.

10.	Employee Benefit Plans

Retirement Plans
•  Savings and Retirement Plan
We provide a savings and retirement plan for salaried and certain hourly employees whereby eligible employees may contribute a percentage of their earnings to a trust. Participants may defer 1% to 50% of their eligible compensation (base salary, annual incentive and long-term incentives) subject to the limitations imposed under the Internal Revenue Code. Vesting in matching contributions and related earnings/losses occurs at the rate of 20% per year of service or upon reaching age 65, death or disability.

Our matching contributions range from 50% of the first 6% to 25% of the first 4% of the participant’s contribution. Matching contributions are established at the discretion of the Compensation Committee of our Board of Directors in February. Matching contributions of $1.4 million for the period ended March 31, 2007, $1.5 million for the period ended March 31, 2006 and $4.5 million in 2006 were made to the trusts based on a percentage of the contributions made by participants.

Participants may direct their contributions and matching contributions through any of the investment options offered, including self-directed brokerage accounts. Investment options are reviewed and revised quarterly by an Investment Committee comprised of management and advised by consultants.

•  Executive Deferred Compensation
We provide a deferred compensation plan for executives and key employees. The objective of the plan is to provide executives and key employees with an additional opportunity to save for their retirement. Participants may defer up to 80% of their eligible compensation (base salary, annual incentive and long-term incentives). Matching contributions mirror the savings and retirement plan matching contribution percentage. Matching contributions are established at the discretion of the Compensation Committee of our Board of Directors in February.

There are no minimum or guaranteed returns. Participants may elect distribution upon reaching a specific age, number of years or separation of service. Distributions may be a lump sum payment or monthly installment over 5 to 10 years.

Matching contributions mirror the savings and retirement plan matching contribution percentage. Matching contributions are established at the discretion of the Compensation Committee of our Board of Directors in February. Matching contributions of $0.2 million for the period ended March 31, 2007, $0.3 million for the period ended March 31, 2006 and $0.4 million for 2006 were made to the trust based on a percentage of the contributions made by participants.

Participants may direct their contributions and matching contributions through any of the investment options offered, including our common shares. Investment options are reviewed and revised quarterly by an Investment Committee comprised of management and advised by consultants.

•  Supplemental Retirement
Additionally, there is a supplemental retirement plan for executives and key employees. The objective of the plan is to provide a meaningful supplemental retirement benefit that enables participants to retire at age 65 with 30 years of service at an income level of at least 60% of pre-retirement base salary after considering deferred compensation, predecessor retirement and social security benefits.

Active participants receive a guaranteed return of 7% and inactive participants receive a guaranteed return of 0% to 9% based on their years of service and payment elections. Contributions and the guaranteed return are established at the discretion of the Compensation Committee of our Board of Directors in February. Participants are immediately vested in the contribution.

In 2006, contributions were 3.6% of net income and were allocated proportionately to participants based on their base salaries. Contributions were $0.6 million for the period ended March 31, 2007, $1.8 million for the period ended March 31, 2006 and $7.5 million in 2006.

Contributions for the obligation are invested in company-owned life insurance policies. The cash surrender value of these policies approximates the obligation, however the guaranteed returns, if any, are not fully funded as these returns are dependent upon years of service and payment elections. These life insurance policies fund the obligation to the participants or their beneficiaries over a 5, 10 or 15-year period.

Employee Stock Purchase Plan
In September 2000, our Board of Directors adopted the Employee Stock Purchase Plan, which our shareholders approved in May 2001. The plan permits eligible employees to purchase common shares through payroll deductions of up to 10% of an employee’s compensation limited to $25,000 each year. The purchase price of the shares is 85% of the market price on the last day of each month. There were 400,000 common shares authorized under this plan and there were 50,262 shares available for future purchase as of March 31, 2007. Compensation expense recognized was $0.1 million for the period ended March 31, 2007, $0.1 million for the period ended March 31, 2006 and $0.3 million in 2006.

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

Options
•
Grants of options under the 2004 Incentive and Performance Plan vest ratably over 3 to 4 years from the date of grant and expire after 7 years if unexercised. Options were awarded with exercise prices equal to the fair value of the shares on the date of grant.

•
In February 2000, our Board of Directors adopted the 2000 Stock Incentive Plan which our shareholders approved in May 2000. Grants of options under the 2000 Stock Incentive Plan vest ratably through the end of the fourth year from the date of grant and expire after 10 years if unexercised. Options were awarded with exercise prices equal to the fair value of the shares on the date of grant. No further grants are made under this plan.

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

Compensation expense is recognized over the requisite service period. The fair value of compensation expense recognized for options for the requisite service period was $1.3 million for the period ended March 31, 2007, $2.2 million for the period ended March 31, 2006 and $5.1 million, including $0.3 million for options vested due to early retirement eligibility, for 2006. Options are not included in the calculation of basic income per share, however options are included in the calculation of diluted income per share.

The fair value of each option is estimated on the date of grant using the modified Black-Scholes-Merton model. Significant awards of options and their key assumptions are as follows:

Grant Year	Grant Month	Grant Date Fair Value of Options	Exercise Price	Risk Free Interest Rate	Expected Volatility	Expected Dividend Yield	Expected Term (years)
2007	March	$8.21	$18.28	4.53%	54.53%	2.03%	5.19
2006	September	$12.74	$28.01	4.51%	55.58%	1.59%	4.72
2006	January	$17.59	$37.93	3.77%	48.58%	0.70%	5.60
2005	May	$15.79	$28.36	4.29%	54.16%	0.68%	7.00
2005	February	$12.31	$22.77	4.10%	54.16%	0.84%	6.84
2004	May	$4.39	$8.50	4.56%	54.25%	1.45%	7.00
2004	February	$4.16	$7.88	4.09%	54.68%	1.45%	7.50

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

Activity for option awards was as follows (thousands, except per share data):

	Three Months Ended March 31 2007				Three Months Ended March 31 2006		2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Intrinsic Value	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	2,521	$14.41	5.1		2,300	$9.73	2,300	$9.73
Granted	354	$18.28			407	$37.93	409	$37.88
Exercised	(5)	$6.97			(31)	$9.22	(176)	$7.34
Forfeited	(1)	$6.25			(7)	$14.33	(12)	$21.98
Outstanding at end of the period	2,869	$14.90	5.1		2,669	$14.03	2,521	$14.41

Exercisable at end of the period	1,924	$11.27	4.6		1,535	$8.09	1,658	$8.20

In-the-money:
Outstanding	1,696	$6.76		$19,244	2,662	$9.72	2,108	$9.84
Exercisable	1,518	$6.56		$17,530	1,525	$7.74	1,656	$7.85

Weighted average fair value of options granted at fair value		$8.21				$17.59		$17.56

The intrinsic value or the difference between our share price and the exercise price, for in-the-money options represents the value that would have been received by option holders had they exercised their options. These values change based on the fair market value of our shares. The intrinsic value was:
•  $19.2 million for options outstanding
•  $17.5 million for options exercisable (vested)

The intrinsic value for options exercised was $0.1 million for the period ended March 31, 2007, $0.9 million for the period ended March 31, 2006 and $3.8 million in 2006.

As of March 31, 2007, option awards outstanding and exercisable were as follows (thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$4.84 to $5.97	555	3.2	$4.94	555	$4.94
$6.19 to $6.97	336	5.9	$6.96	336	$6.96
$7.00 to $7.88	467	5.7	$7.38	415	$7.31
$8.70	338	4.1	$8.70	212	$8.70
$18.28	354	7.0	$18.28	15	$18.28
$22.77 to $28.36	416	4.9	$22.90	272	$22.83
$37.93 to $38.16	403	5.8	$37.93	146	$37.93
$4.84 to $38.16	2,869	5.1	$14.90	1,951	$11.27

As of March 31, 2007, there was $8.9 million of unrecognized compensation expense related to these options. This is recognized as the requisite services are rendered and is expected to be recognized ratably through March 2011. The total fair value of options vested and unexercised was $4.0 million for the period ended March 2007, $1.7 million for the period ended March 2006 and $2.7 million in 2006.

Restricted Shares
Grants of restricted shares vest 3 years from the date of grant. Under certain circumstances some or all of the restricted shares may vest earlier. Compensation expense is recognized over the vesting period. Compensation expense recognized was $0.8 million for the period ended March 31, 2007, $0.7 million for the period ended March 31, 2006 and $3.1 million in 2006.

Activity for nonvested restricted share awards was as follows (thousands, except per share data):

	Three Months Ended March 31 2007		Three Months Ended March 31 2006		2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of the period	396	$23.91	258	$16.46	258	$16.46
Granted	109	$18.28	138	$37.88	139	$37.83
Vested	—	—	—	—	—	—
Forfeited	—	—	—	—	(1)	$37.93
Nonvested at end of the period	505	$22.69	396	$23.95	396	$23.91

As of March 31, 2007, there was $0.6 million of unrecognized compensation expense related to these restricted shares. This is recognized as the requisite services are rendered and is expected to be recognized ratably through March 2010. Restricted shares are not included in the calculation of basic income per share, however restricted shares are included in the calculation of diluted income per share.

Shares
We issue shares to non-employee directors of our Board of Directors for their services. These shares vest immediately, however trading is restricted for 1 year from the date of grant. We issued 12,000 shares in May 2006 and 14,000 shares in May 2005 and recognized compensation expense of $0.1 million for the period ended March 31, 2007, $0.1 million for the period ended March 31, 2006 and $0.4 million in 2006.

The following table summarizes equity compensation information as of March 31, 2007 (thousands, except per share data):

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	3,374	$12.67	273
Equity compensation plans not approved by security holders	—	—	—
Total	3,374	$12.67	273

Share-based compensation expense is included in selling, general and administrative expenses since it is incentive compensation issued primarily to our executives and senior management. Share-based compensation expense for options, restricted shares and share awards was $2.1 million for the period ended March 31, 2007, $3.0 million for the period ended March 31, 2006 and $8.5 million for 2006.

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

Our income tax compliance is periodically examined by various taxing authorities. Our tax returns for 2006 through 2002 are either under examination or open for future examination. We believe the ultimate results of examinations, if any, will not have an adverse affect on our financial condition, results of operations or cash flows. Revisions of estimated tax liabilities are reflected in the period such revisions are known.

In November 2006, SelectBuild acquired the remaining 49% interest in BBP Companies. Prior to the acquisition, income taxes associated with the other owner’s proportionate interest were $0.8 million for the period ended March 31, 2006 and $1.7 million in 2006. We were required to recognize income taxes for all of the earnings due to its C Corporation status. While these income taxes were recognized in income tax expense, the portion of income taxes associated with the other owner’s proportionate share of earnings was eliminated through minority interest.

The tax benefit associated with options exercised by employees under the various share plans reduced taxes payable an insignificant amount for the period ended March 31, 2007, $0.3 million for the period ended March 31, 2006 and $1.5 million in 2006. These tax benefits are recognized in additional paid-in capital, a component of shareholders’ equity.

12.  Financial Instruments

The estimated fair values of cash and cash equivalents, receivables, unbilled receivables, accounts payable and accruals are the same as their carrying amounts due to their short-term nature. After giving effect to the interest rate swap contracts, the interest for our debt is 47% fixed and 53% variable. The estimated market value of our debt, based on current interest rates for similar obligations with like maturities, was:
•	$0.9 million more than the amount of debt reported on the consolidated balance sheet at March 31, 2007 and
•	$0.2 million less than the amount of debt reported on the consolidated balance sheet at December 31, 2006.

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

13.  Commitments and Contingencies

Warranties
We provide limited warranties for certain construction services. Specific terms and conditions for warranties vary from 1 year to 10 years and are based on geographic market and state regulations. Factors for determining estimates of warranties include the nature and frequency of claims, anticipated claims and cost per claim. Estimated costs for warranties are recognized when the revenue associated with the service is recognized. Revisions of estimated warranties are reflected in the period such revisions are determined. Warranty activity is as follows (thousands):

	Three Month Ended March 31
	2007	2006	2006
Balance at beginning of the period	$7,155	$5,404	$5,404
Provision for warranties	113	1,438	3,009
Provision for warranties from acquisitions	—	95	117
Warranty charges	(201)	(119)	(1,375)
Balance at end of the period	$7,067	$6,818	$7,155

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

Selected financial information by segment is as follows (thousands):

	Sales			Income (Loss) Before Taxes and	Depreciation
	Total	Inter- Segment	Trade	Minority Interests	and Amortization	Capital (1) Expenditures	Assets

Three Months Ended March 31, 2007
SelectBuild	$282,531	$(60)	$282,471	$2,586	$8,626	$5,893	$730,724
BMC West	286,755	(122)	286,633	11,431	3,155	1,971	444,465
Corporate	—	—	—	(13,057)	966	1,003	133,467
	$569,286	$(182)	$569,104	960	$12,747	$8,867	$1,308,656
Interest Expense				8,218
				$(7,258)

Three Months Ended March 31, 2006
SelectBuild	$498,330	$(32)	$498,298	$46,075	$6,627	$14,232	$770,685
BMC West	386,876	(617)	386,259	30,546	2,895	4,123	493,042
Corporate	—	—	—	(22,235)	660	660	86,572
	$885,206	$(649)	$884,557	54,386	$10,182	$19,015	$1,350,299
Interest Expense				5,590
				$48,796

Year Ended December 31, 2006
SelectBuild	$1,744,092	$(12,278)	$1,731,814	$148,416	$30,002	$33,409	$722,328
BMC West	1,515,121	(1,766)	1,513,355	124,523	12,178	33,135	487,703
Corporate	—	—	—	(75,484)	3,104	6,174	118,880
	$3,259,213	$(14,044)	$3,245,169	197,455	$45,284	$72,718	$1,328,911
Interest Expense				29,082
				$168,373

(1) Property and equipment from acquisitions are included as capital expenditures.

15. Quarterly Results of Operations

Operating results by quarter for 2007 and 2006 were as follows (thousands, except per share data):

	First	Second		Third	Fourth
2007
Sales	$569,104	—		—	—
Income from operations	$960	—		—	—
Net loss	$(4,966)	—		—	—

Net income per diluted common share	$(0.17)	—		—	—
Common share prices:
High	$24.93	—		—	—
Low	$18.11	—		—	—

2006
Sales	$884,557	$921,992		$830,599	$608,021
Income from operations	$54,386	$64,317		$64,271	$14,481
Net income	$28,069	$34,175	(1)	$35,348	$4,482

Net income per diluted common share	$0.95	$1.16		$1.20	$0.15
Common share prices:
High	$40.32	$38.29		$28.01	$27.72
Low	$32.27	$25.36		$20.84	$23.95

(1)	Includes impairments of $1.1 million net of tax for goodwill and $0.3 million net of tax for certain customer relationships of SelectBuild.

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

The national homebuilding market continues to experience a significant downturn in construction activity. Through the first quarter of 2007, the U.S. Census Bureau reported a drop in the estimate of single-family building permits of 28% relative to the prior year and an annual pace of homebuilding of 1.2 million units compared to 1.6 million units in the prior year. We have experienced a similar slowdown in contract starts and building permits in our markets and are confronting the challenge of adjusting our cost structures to accommodate this slower pace of homebuilding. We do not anticipate a rebound in new home construction until excess unsold home inventory has adjusted to levels consistent with current demand which we believe will occur on a market by market basis.

As part of our growth strategy, we evaluate acquisition opportunities that strengthen and broaden our construction services and building products as well as our presence in attractive markets. In particular, we believe high-volume homebuilders are seeking quality, reliable and cost effective solutions to meet their construction services needs. Our services include framing, concrete, plumbing and other construction services as well as building product distribution and manufactured building components including trusses, millwork and wall panels. As we focus on managing our business through the current industry downturn, future acquisition initiatives will remain measured and strategic.

Acquisition History

SelectBuild acquired businesses providing construction services to high-volume homebuilders. Specifically, these businesses were as follows:

2007
•	remaining 27% interest in our existing plumbing services business in Phoenix and Tucson, Arizona (April)
•	concrete services in Fresno, California (March)

2006
•	distribution services in Southern California (December)
•	remaining 49% interest in our existing concrete services business in Arizona (November)
•	window installation services in Phoenix, Arizona (August)
•	framing services in Southern California (July)
•	concrete services in Northern Arizona (April)
•	wall panel and truss manufacturer in Palm Springs, California (April)
•	remaining 20% interest in our existing concrete block masonry and concrete services business in Florida (January)

•	framing services in Palm Springs, California and Reno, Nevada (January)

At BMC West, we are expanding our building products, manufactured building components, millwork and construction services to become a full-service provider to homebuilders. To facilitate this expansion in products and services, BMC West acquired:

2006
•	building materials distribution and truss manufacturing in Eastern Idaho (June)
•	building materials distribution and millwork services in Houston, Texas (February)

We evaluate our results of operations including and excluding acquisitions. We believe a presentation of sales and income from operations excluding acquisitions not present in comparable periods enhances an understanding of the acquisitions as well as comparable operations for the respective periods. A reconciliation of sales and income from operations excluding acquisitions has been provided for the three months ended March 31, 2007 and 2006.

The following tables and subsequent discussions should be read in conjunction with the consolidated financial statements and the related notes in this Form 10-Q and our most recent Annual Report on Form 10-K.

RESULTS OF OPERATIONS

2007 COMPARED WITH 2006

The following table sets forth the amounts and percentage relationship to sales of certain costs, expenses and income items (millions, except per share data):

	Three Months Ended March 31
	2007		2006
Sales
Construction services	$319	56.1%	$549	62.0%
Building products	250	43.9	336	38.0
Total sales	569	100.0	885	100.0

Costs and operating expenses
Cost of goods sold
Construction services	275	86.2	454	82.7
Building products	181	72.4	247	73.5
Selling, general and administrative expenses	114	20.0	131	14.8
Other income, net	(2)	(0.3)	(1)	(0.1)
Total costs and operating expenses	568	99.8	831	93.9

Income from operations	1	0.2	54	6.1

Interest expense	8	1.4	6	0.7
Income tax benefit (expense)	2	0.3	(17)	(1.9)
Minority interests income, net of income taxes	—	—	(3)	(0.3)

Net (loss) income	$(5)	(0.9)%	$28	3.2%

Net (loss) income per diluted share	$(0.17)		$0.95

Consolidated Financial Results
Selected financial results are as follows (millions):

	2007	2006	$ Change	% Change
Sales
Construction services	$319	$549	$(230)	(42)%
Building products	250	336	(86)	(26)%
	$569	$885	$(316)	(36)%

Income from operations	$1	$54	$(53)	(98)%

Sales of $569 million decreased $316 million or 36% from the same quarter a year ago. Sales of construction services were particularly lower and reflected the decline in contract starts and building permits across all our markets. According to the U.S. Census Bureau, single-family permits in our markets were down 37% for the three months ended February 2007, while the U.S. overall was down 31%. Sales were also impacted by lower commodity wood product prices and the seasonal slowdown in construction activity.

Income from operations of $1 million decreased $53 million or 98% from the prior year quarter. The decrease in income from operations was due to a decline in gross margin from lower volume. Gross margin was 19.8% for the quarter compared to 20.7% in the same quarter a year ago. Margins were lower for construction services due to competitive pricing. Building product margins improved 1.3% and represented a higher portion of the sales mix, partially offsetting lower margins for construction services.

Selling, general and administrative expenses were down $16.8 million from reductions in payroll including incentive compensation. Selling, general and administrative expenses as a percent of sales increased to 20.0% from 14.8% due to:
•	lower sales volume,
•	the fixed portion of certain selling, general and administrative expenses and
•	a shift in sales mix to a higher portion of building products which carry higher expenses than construction services.

Interest Expense
Interest expense of $8 million was up $2 million from the same quarter a year ago. The increase was due to higher average interest rates of 6.6% compared to 5.0% in 2006 and higher average borrowings of $377 million compared to $332 million in the same quarter of the prior year. Borrowings were higher to complete payments for acquisitions made in 2006.

Business Segments

Sales and operating income by business segment are as follows (millions):

	2007		2006
	Sales	Income from Operations	Sales	Income from Operations
SelectBuild	$282	$3	$499	$46
BMC West	287	11	386	30
Corporate	—	(13)	―	(22)
	$569	$1	$885	$54

SelectBuild
Selected financial results are as follows (millions):

	2007	2006	$ Change	% Change
Sales	$282	$499	$(217)	(44)%
Less: Acquisitions	(27)	—	(27)	—
	$255	$499	$(244)	(49)%

Income from operations	$3	$46	$(43)	(93)%
Less: Acquisitions	(3)	—	(3)	—
	$—	$46	$(46)	(100)%

Sales decreased 44% to $282 million from $499 million in the same quarter a year ago. Sales from comparable operations were 49% or $244 million lower. Sales from acquisitions not present in the same quarter of 2006 were 10% of sales or $27 million. The decline in sales volume was pervasive across all our regions and reflected a 43% decrease in single-family building permits in our markets. High-volume homebuilders sharply reduced production of new homes to balance supply with demand.

Income from operations for the quarter decreased 93% to $3 million from $46 million in the same quarter of 2006. Income from comparable operations was a loss of $0.3 million.
Income from operations was adversely impacted by lower gross margins due to a sharp drop in volume. Gross margins of 13.3% declined 4% from the same quarter in 2006 due to competitive pricing for fewer job starts in our markets.

Selling, general and administrative expenses were higher as a percent of sales relative to the prior year quarter due to:
•	a decline in sales volume,
•	integration expenses including compensation to support a regional operating infrastructure and
•	non-cash and operating expenses associated with recent acquisitions.

BMC West
Selected financial results are as follows (millions):

	2007	2006	$ Change	% Change
Sales	$287	$386	$(99)	(26)%
Less: Acquisitions	(9)	—	(9)	—
	$278	$386	$(108)	(28)%

Income from operations	$11	$30	$(19)	(63)%
Less: Acquisitions	—	―	—	—
	$11	$30	$(19)	(63)%

Sales decreased 26% to $287 million from $386 million in the same quarter a year ago. Sales were lower due to a 29% decrease in single-family building permits in our markets and lower commodity wood product prices. The decline in sales occurred in all our markets, particularly Colorado.

Income from operations for the quarter decreased 63% to $11 million from $30 million in the same quarter of 2006. Despite a 1.1% improvement in gross margins to 25.9% of sales, operating income was lower due to the decline in sales.

Selling, general and administrative expenses increased to 22.2% of sales from 17.0% in the same quarter a year ago. As a percent of sales, the increase was due to compensation and fixed occupancy expenses relative to lower sales volume.

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

Selected financial results are as follows (millions):

	2007	2006	$ Change	% Change
Operating expenses	$13	$22	$(9)	(41)%

Corporate expenses decreased 41% to $13 million from $22 million in the same period of 2006. The decrease was due to lower incentive compensation expenses. Corporate expenses were 2.3% of sales compared to 2.5% for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
Our primary need for capital resources is to fund working capital and acquisitions as well as finance capital expenditures. We expect to fund these requirements through a combination of cash flow from operations and seasonal borrowings under our credit facility.

For the first quarter of 2007, cash was used by operations and borrowed to complete payments for acquisitions made in the prior year as well as complete capital expenditures. The sections that follow discuss in more detail our operating, investing and financing activities as well as our financing arrangements.

Operations
Cash used by operating activities was $38.1 million compared to $14.4 million provided from operations for the same period a year ago. Net income adjusted for non-cash items decreased $31.6 million due to slower construction activity as homebuilders curtailed production in an effort to align home inventory with demand. In addition, working capital requirements were $15.5 million more than the same quarter a year ago. Cash was used to reduce other accrued liabilities and accrued compensation and increases in unbilled receivables, receivables and prepaid expenses were partially offset by an increase in accounts payable.

Capital Investment and Acquisitions
Cash used in investing activities was $69.1 million or $22.9 million less than $92.0 million in the same quarter a year ago. Cash use included $61.6 million for:
•	2006 acquisition of the remaining interests in a concrete block masonry and concrete services business and a concrete services business and
•	purchase price retained for the settlement period for 4 businesses.

Cash used for investing activities also included capital expenditures of $8.7 million or $1.7 million less than $10.4 million for the same quarter a year ago. Capital expenditures were principally for expansion of construction service facilities in California and Florida as well as routine replacement of operating equipment.

Financing
Cash provided by financing activities was $60.8 million or $17.0 million less than $77.8 million for the same quarter a year ago. As operating cash flows were weak and working capital requirements were higher, debt was borrowed to complete payments for the remaining interests in two concrete services businesses and the purchase price retained for the settlement period for 4 businesses as well as expand our construction service facilities and replace operating equipment.

Financing Arrangements
Our debt structure consists of a revolver, term note and other borrowings.

Revolver
In November 2006, we entered into an amended $500 million revolver with a group of lenders. The revolver matures in November 2011. The revolver consists of both LIBOR and Prime based borrowings. These variable interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 1.00% to 2.00%, or Prime plus 0.00% to 0.75%. Interest is paid quarterly. As of March 31, 2007, $79.2 million was outstanding under the revolver.

Term Note
In November 2006, we entered into a $350 million term note with a group of lenders. The term note matures in November 2013 and is payable in quarterly installments for the first 7 years in amounts equal to 1% of the initial principal per year and the remaining principal due November 2013. The variable interest rate for the term note is LIBOR plus 2.50%, or Prime plus 1.25%. Interest is paid quarterly. As of March 31, 2007, $348.3 million was outstanding under this term note.

Other
Other long-term debt of $4.6 million consists of term notes, equipment notes and capital leases for equipment. Interest rates vary and dates of maturity are through March 2021.

Expansion of Credit Facility, Covenants and Maturities
The credit facility consists of the revolver and term note. The credit facility may be increased an aggregate amount of up to $250 million. The credit facility is collateralized by tangible and intangible property of our wholly-owned subsidiaries, except the assets of our captive insurance subsidiary. The credit facility contains covenants and conditions requiring the maintenance of certain financial ratios. At March 31, 2007, we were in compliance with these covenants and conditions.

Scheduled maturities of long-term debt are as follows (thousands):

2007	$3,937
2008	4,826
2009	4,140
2010	3,824
2011	82,909
Thereafter	332,445
$432,081

As of March 31, 2007 and December 31, 2006 there were $97.2 million of letters of credit outstanding that guaranteed performance or payment to third parties. These letters of credit reduce borrowing availability under the revolver.

Hedging Activities
Derivative and hedging activities are recorded on the balance sheet at their fair values. In November 2006, we entered into interest rate swap contracts that effectively convert $200 million of the variable rate borrowings of the $348.3 million term note to a fixed interest rate of 7.59% through November 2012, thus reducing the impact of increases in interest rates on future interest expense. Approximately 57% of the outstanding variable rate borrowings of the term note as of March 31, 2007 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. After giving effect to the interest rate swap contracts, total borrowings were 47% fixed and 53% variable.

The fair value of derivative instruments is based on pricing models using current market rates. The fair value of the interest rate swap contracts was a long-term liability of $1.7 million as of March 31, 2007. The effective portion was recorded in accumulated other comprehensive loss, net, a separate component of shareholders’ equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings. A corresponding deferred tax asset of $0.7 million was also recorded in accumulated other comprehensive loss, net for the income tax related to the estimated fair value of the interest rate swap contracts. The ineffective portion of the change in the value of the interest rate swap contracts is immediately recognized as a component of interest expense. Management may choose not to swap variable rates to fixed rates or may terminate a previously executed swap if the variable rate positions are more beneficial.

In June 2004, we entered into interest rate swap contracts that effectively converted $100 million of variable rate borrowings to a fixed interest rate. These swaps were settled in November 2006 and the $1.5 million gain recognized for this settlement was reclassified to other income, net from accumulated other comprehensive income, net.

Equity

Repurchase Program
In March 2007, our Board of Directors authorized the repurchase of up to $25 million of our common shares through March 2008. No common shares were repurchased in the period ended March 31, 2007.

Common Shares
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

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships often referred to as structured finance or special purpose entities which might be established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2007, we are not involved in any transactions with unconsolidated entities.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Accelerated repayment of our revolver and term note may occur if certain financial conditions or warranties and representations are not met. The credit facility consists of the revolver and term note. The credit facility is collateralized by all tangible and intangible property, except assets of the captive insurance subsidiary. The credit facility contains covenants and conditions requiring the maintenance of certain financial ratios. At March 31, 2007, we were in compliance with these covenants and conditions.

We have potential put obligations and call rights associated with the interests in RCI Construction, A-1 Truss and WBC Mid-Atlantic that we do not currently own. Under the purchase agreements, we have the right to purchase the remaining portions during certain periods or if certain conditions are met. Likewise, the other owners have the option to require us to purchase the remaining portions during certain periods. The purchase price for the remaining portions will be based generally on a multiple of historical earnings.

As part of our revolver, we have $97.2 million of letters of credit outstanding principally for the deductible portion of automobile, general liability and workers’ compensation claims. These obligations are not required to be recorded on our balance sheet and renew automatically on their various anniversary dates or until released by their respective beneficiaries.

CRITICAL ACCOUNTING ESTIMATES

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions include critical accounting estimates which are defined by the Securities and Exchange Commission as those that are the most important to the portrayal of our financial condition, results of operations or cash flows. These estimates require management’s subjective and complex judgments often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection and disclosure of these estimates with our Audit Committee. Management believes the estimates utilized are reasonable under the circumstances, however actual results could differ from these estimates and may require adjustment in future periods. Our critical accounting estimates are:

•  Revenue Recognition for Construction Services
The percentage-of-completion method is used to recognize revenue for construction services.  This method requires the use of various estimates, including among others, the extent of progress towards completion, contract revenues and contract completion costs. Periodic estimates of our progress towards completion are made based on a comparison of labor costs incurred to date with total estimated contract costs for labor. Contract revenues and contract costs to be recognized are dependent on the accuracy of estimates, including quantities of materials, labor productivity and other cost estimates. We have a history of making reasonable estimates of the extent of progress towards completion, contract revenues and contract completion costs. However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. Revisions of contract revenues and cost estimates as well as provisions for estimated losses on uncompleted contracts are recognized in the period such revisions are known.

•     Estimated Losses on Uncompleted Contracts and Changes in Contract Estimates
Estimated losses on uncompleted contracts and changes in contract estimates are established by assessing estimated costs to complete, change orders and claims for uncompleted contracts. Revisions of estimated losses are recognized in the period such revisions are known.

At March 31, 2007, the reserve for these estimated losses was $0.2 million for SelectBuild and less than $0.1 million for BMC West. These reserves are established by assessing estimated costs to complete, change orders and claims. Assumptions for estimated costs to complete include material prices, labor costs, labor productivity and contract claims. Such estimates are inherently uncertain and therefore it is possible that actual completion costs may vary from these estimates. We have a history of making reasonable estimates of the extent of progress towards completion, contract revenue and contract completion costs. However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.

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

At March 31, 2007, goodwill was $285.6 million for SelectBuild and $20.9 million for BMC West. The impairment assessment includes determining the estimated fair value of reporting units based on discounting the future operating cash flows using a discount rate reflecting our estimated average cost of funds. Future operating cash flows are derived from our budget information, which includes assumptions of future volumes, pricing of commodity products and labor costs. Prices for commodity products are inherently volatile.

Due to the variables associated with prices of commodity products and the effects of changes in circumstances, both the precision and reliability of the estimates of future operating cash flows are subject to uncertainty. As additional information becomes known, we may change our estimates.

•  Insurance Deductible Reserves
The estimated cost of workers’ compensation, general liability and automobile claims is determined by actuarial methods. Claims in excess of insurance deductibles are insured with third-party insurance carriers. Reserves for deductible amounts are recognized based on the estimated costs of these claims as limited by the provisions of the applicable insurance policies. Revisions of estimated claims are recognized in the period such revisions are known.

At March 31, 2007, the reserve for automobile, general liability and workers’ compensation claims was $53.9 million. The actuarial assessment includes determining the estimated cost of claims. The reserve for these claims is susceptible to change based on the estimated cost of the claims. Actual loss experience substantially different than the actuarial assumptions may occur. Future reserves are subject to the nature and frequency of claims, medical cost inflation and changes in the insurance deductibles of the applicable insurance policies.

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

At March 31, 2007, the reserve for warranties was $7.1 million. Specific terms and conditions for warranties vary from 1 year to 10 years and are based on geographic market and state regulations. The reserve for these claims is susceptible to change based on the estimated cost of the claim. We have a history of making reasonable estimates of warranties. However, due to uncertainties inherent in the estimation process, it is possible that actual warranty costs may vary from estimates. Revisions of estimated warranties are recognized in the period such revisions are known.

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

RECENT ACCOUNTING PRINCIPLES

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This accounting principle expands the use of fair value accounting. Entities may elect to measure eligible items at fair value at specified election dates, however the fair value election is irrevocable and made on an instrument-by-instrument basis. Eligible items include financial assets and liabilities, firm commitments for financial instruments, loan commitments, nonfinancial insurance contracts and warranties (goods or services settled by a third party) and host financial instruments. Upon adoption, unrealized gains and losses for existing items measured at fair value are recorded as a cumulative adjustment to beginning retained earnings and subsequent changes are recognized in earnings at each reporting date. We elected to not adopt the fair value measurement option for eligible items. This accounting principle was adopted January 2007 and had no impact on consolidated financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This accounting principle simplifies existing accounting literature by providing a single definition of fair value, a framework for measuring fair value and expanded disclosures about fair value. This accounting principle emphasized that fair value is a market-based measurement of the amount that would be received upon the sale of an asset or paid to transfer a liability (an exit price) and not the price that would be paid to acquire the asset or received to assume the liability (entry price). This accounting principle did not expand the use of fair value. This accounting principle was adopted January 2007 and had no impact on consolidated financial position, results of operations or cash flows.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This accounting principle provides specific guidance for measurement, recognition and disclosure of uncertain tax positions. This accounting principle was adopted January 2007 and had no impact on consolidated financial position, results of operations or cash flows.

BUSINESS RISKS AND FORWARD-LOOKING STATEMENTS

There are a number of business risks and uncertainties that affect our operations and therefore could cause future results to differ from past performance or expected results. Additional information regarding business risks and uncertainties is contained in Part II Item 1A of this Form 10-Q. These risks and uncertainties may include, however are not limited to:

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

Certain statements in this Form 10-Q, including those related to expectations about homebuilding activity in our markets, demographic trends supporting homebuilding and anticipated sales and operating income, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results and future business prospects are forward-looking statements. While these statements represent our current judgment on what the future may hold and we believe these judgments are reasonable, these statements involve risks and uncertainties that are important factors that could cause our actual results to differ materially from those in forward-looking statements. These factors include, however are not limited to the risks and uncertainties cited in the above paragraph. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date of the filing of this Form 10-Q. We undertake no obligation to update forward-looking statements.

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

Interest Rate Risk
Changes in interest expense occur when market interest rates change. Changes in the amount of debt could also increase interest rate risks. Interest rate swap contracts are currently utilized to hedge interest rate risks. Approximately 57% of the outstanding floating rate borrowings of the $348.3 million term note as of March 31, 2007 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. After giving effect to the interest rate swap contracts, total borrowings are 47% fixed and 53% floating. Based on debt outstanding as of March 31, 2007, a 0.25% increase in interest rates would result in approximately $0.6 million of additional interest expense annually.

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
The residential construction services and building products industry is highly dependent on demand for single-family homes which is influenced by several factors. These factors include economic changes nationally and locally, mortgage and other interest rates, job formation, consumer confidence, demographic trends, inflation and building permit activity as well as other factors. The construction of new homes may experience decline due to home inventory levels, the availability and affordability of land in attractive metropolitan areas, shortages of qualified trades people, shortages of materials and regulations that impose restrictive zoning and density requirements. Also, changes to housing patterns may occur, such as an increase in consumer demand for urban living rather than single-family suburban neighborhoods. All of these factors could limit demand for home construction and may adversely impact our financial condition, results of operations or cash flows.

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
As the business models of our customers evolve, our existing construction service and building product offerings may not meet the needs of certain homebuilders. Homebuilders may decide to no longer outsource construction services or may purchase construction services and building products from separate suppliers. If we do not timely assess shifts in customer expectations, preferences and demands in a timely manner, our financial condition, results of operations or cash flows could be adversely affected.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In March 2007, our Board of Directors authorized the repurchase of up to $25 million of our common shares through March 2008. No common shares were repurchased in the period ended March 31, 2007.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on May 1, 2007. A total of 29,170,793 common shares were outstanding at the date of record and entitled to vote at the meeting. Of the total outstanding, 26,473,771 shares were represented at the meeting, while 2,697,022 were not voted.

Election of Board of Directors
In accordance with Delaware corporate law and our bylaws, directors are elected by a plurality of the votes, with the nominees receiving the highest number of affirmative votes being elected as directors. As there were no votes cast for other candidates, each of the nominees below were elected as directors with terms expiring in 2008.

	For	Withheld
Robert E. Mellor	23,494,156	2,979,615
Sara L. Beckman	23,816,770	2,657,001
Eric S. Belsky	23,863,120	2,610,651
James K. Jennings, Jr.	23,864,141	2,609,630
Norman J. Metcalfe	23,867,893	2,605,878
David M. Moffett	23,820,330	2,653,441
R. Scott Morrison, Jr.	23,819,160	2,654,611
Peter S. O’Neill	23,617,952	2,855,819
Richard G. Reiten	23,865,891	2,607,880
Norman R. Walker	23,854,845	2,618,926

Amended 2004 Incentive and Performance Plan
Our shareholders approved the following changes to the 2004 Incentive and Performance Plan:
•	increase limitation on annual incentive compensation to $5 million from $1.5 million,
•	eliminate 200% base salary limitation for annual incentive compensation and
•	clarify $5 million annual incentive compensation limitation does not include options or share appreciation rights.

Shareholder votes were cast as follows:

For	Withheld	Abstain	Not Voted
16,500,930	1,646,601	52,634	8,273,606

Ratification of Independent Registered Public Accountants
Our shareholders ratified the selection of KPMG LLP as our independent registered public accountants at the annual meeting and votes were cast as follows:

For	Withheld	Abstain	Not Voted
26,280,668	146,674	46,429	0

Item 5 - Other Information

None.

Item 6 - Exhibits

(a)	Exhibits

	Number	Description

	10.25	Building Materials Holding Corporation Amended 2004 Incentive and Performance Plan

	10.40	Building Materials Holding Corporation 2007 Annual Incentive Program for Certain Employees of BMHC and SelectBuild

	10.41	Building Materials Holding Corporation 2007 Annual Incentive Program for BMC West Officers and Key Staff

	10.45.1	Building Materials Holding Corporation 2005 Deferred Compensation Plan for Executives Amendment #1

	11.0	Statement regarding computation of earnings per share (see Note 2)

	31.1	Section 302 Certification

	31.2	Section 302 Certification

	32.0	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDING MATERIALS HOLDING CORPORATION

Date: May 4, 2007	/s/ Robert E. Mellor
Robert E. Mellor Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2007	/s/ William M. Smartt
William M. Smartt Senior Vice President and Chief Financial Officer (Principal Financial Officer)