Form 10-Q
period 2007-06-30
BUILDING MATERIALS HOLDING CORP
filed 2007-07-31
CIK 1046356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

The number of shares outstanding of the registrant’s common stock as of July 30, 2007 was 29,385,492.

BUILDING MATERIALS HOLDING CORPORATION

FORM 10-Q

For the Period Ended June 30, 2007

Item 1 - Financial Statements

Building Materials Holding Corporation
Consolidated Statements of Operations
(thousands, except per share data)
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Sales
Construction services	$405,989	$560,731	$724,997	$1,109,789
Building products	291,038	361,261	541,134	696,760
Total sales	697,027	921,992	1,266,131	1,806,549

Costs and operating expenses
Cost of goods sold
Construction services	344,865	459,526	620,267	913,657
Building products	211,740	264,518	392,818	511,744
Impairment of assets	—	2,237	—	2,237
Selling, general and administrative expenses	112,470	131,893	226,292	262,494
Other income, net	(10,231)	(499)	(12,389)	(2,286)
Total costs and operating expenses	658,844	857,675	1,226,988	1,687,846

Income from operations	38,183	64,317	39,143	118,703

Interest expense	9,501	6,465	17,719	12,055

Income before income taxes and minority interests	28,682	57,852	21,424	106,648

Income taxes	9,265	20,520	6,597	38,330

Minority interests income, net of income taxes	—	(3,157)	(376)	(6,074)

Net income	$19,417	$34,175	$14,451	$62,244

Net income per share:
Basic	$0.67	$1.20	$0.50	$2.18
Diluted	$0.66	$1.16	$0.49	$2.10

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Balance Sheets
(thousands, except per share data)
(unaudited)

	June 30	December 31		June 30	December 31
	2007	2006		2007	2006
Assets			Liabilities, Minority Interests and Shareholders’ Equity
Cash and cash equivalents	$35,401	$74,272
Marketable securities	8,022	4,337	Accounts payable	$134,544	$110,961
Receivables, net of allowances			Accrued compensation	40,725	48,552
of $5,158 and $4,487	328,957	279,829	Insurance deductible reserves	27,716	24,931
Inventory	156,707	144,366	Other accrued liabilities	39,620	103,402
Unbilled receivables	72,191	43,527	Billings in excess of costs and estimated
Deferred income taxes	9,015	8,914	earnings	35,833	27,622
Prepaid expenses and other	10,652	11,166	Current portion of long-term debt	5,038	8,143
Current assets	620,945	566,411	Current liabilities	283,476	323,611

Property and equipment			Deferred income taxes	12,139	9,138
Land	63,887	62,367	Insurance deductible reserves	25,868	25,841
Buildings and improvements	139,700	139,602	Long-term debt	433,408	349,161
Equipment	193,199	188,285	Other long-term liabilities	36,077	41,390
Construction in progress	5,412	8,579
Accumulated depreciation	(149,961)	(139,342)	Minority interests	3,943	7,141
Marketable securities	50,032	53,513
Deferred loan costs	4,920	5,481	Commitments and contingent liabilities	—	—
Other long-term assets	34,741	27,223
Other intangibles, net	102,704	108,792	Shareholders’ equity
Goodwill	318,129	308,000	Common shares, $0.001 par value:
	$1,383,708	$1,328,911	authorized 50 million; issued and
			outstanding 29.4 and 29.2 million
			shares	29	29
			Additional paid-in capital	159,797	154,405
			Retained earnings	427,522	418,927
			Accumulated other comprehensive
			income (loss), net	1,449	(732)
			Shareholders’ equity	588,797	572,629
				$1,383,708	$1,328,911

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Shareholders’ Equity
(thousands)
(unaudited)

						Accumulated Other Comprehensive Income (Loss)
						Net Unrealized Gain (Loss) From
	Common Shares		Additional			Interest
	Shares	Amount	Paid-In Capital	Unearned Compensation	Retained Earnings	Rate Swap Contracts	Marketable Securities	Total
Balance at December 31, 2005	28,759	$29	$143,780	$(2,698)	$328,463	$736	$(249)	$470,061

Net income	—	—	—	—	62,244	—	—	62,244
Unrealized gain	—	—	—	—	—	1,822	—	1,822
Taxes for unrealized gain	—	—	—	—	—	(701)	—	(701)

Unrealized loss	—	—	—	—	—	—	(165)	(165)
Tax benefit for unrealized loss	—	—	—	—	—	—	49	49
Comprehensive income								63,249

Reclassify unearned compensation - restricted shares	—	—	(2,698)	2,698	—	—	—	—
Earned compensation - options	—	—	3,340	—	—	—	—	3,340
Earned compensation - restricted shares	—	—	1,518	—	—	—	—	1,518
Issuance of restricted shares	138	—	—	—	—	—	—	—
Share options exercised	62	—	576	—	—	—	—	576
Tax benefit for share options exercised	—	—	605	—	—	—	—	605
Shares issued from Director Plan	12	—	415	—	—	—	—	415
Shares issued from Employee Plan	25	—	862	—	—	—	—	862
Cash dividends on common shares	—	—	—	—	(5,793)	—	—	(5,793)
Balance at June 30, 2006	28,996	$29	$148,398	$—	$384,914	$1,857	$(365)	$534,833

Balance at December 31, 2006	29,153	$29	$154,405	$—	$418,927	$(548)	$(184)	$572,629

Net income	—	—	—	—	14,451	—	—	14,451
Unrealized gain	—	—	—	—	—	3,691	—	3,691
Taxes for unrealized gain	—	—	—	—	—	(1,393)	—	(1,393)

Unrealized loss	—	—	—	—	—	—	(177)	(177)
Tax benefit for unrealized loss	—	—	—	—	—	—	60	60
Comprehensive income								16,632

Earned compensation - options	—	—	2,565	—	—	—	—	2,565
Earned compensation - restricted shares	—	—	1,730	—	—	—	—	1,730
Tax benefit for vested restricted shares	—	—	158	—	—	—	—	158
Issuance of restricted shares	170	—	—	—	—	—	—	—
Share options exercised	26	—	163	—	—	—	—	163
Tax benefit for share options exercised	—	—	94	—	—	—	—	94
Shares issued from Director Plan	27	—	405	—	—	—	—	405
Shares issued from Employee Plan	13	—	277	—	—	—	—	277
Cash dividends on common shares	—	—	—	—	(5,856)	—	—	(5,856)
Balance at June 30, 2007	29,389	$29	$159,797	$—	$427,522	$1,750	$(301)	$588,797

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Cash Flows
(thousands)
(unaudited)

	Six Months Ended June 30
Operating Activities	2007	2006
Net income	$14,451	$62,244
Items in net income not using (providing) cash:
Minority interests, net	376	6,074
Depreciation and amortization	24,111	20,868
Impairment of assets	—	2,237
Deferred loan cost amortization	561	440
Share-based compensation	4,697	5,401
Gain on sale of assets, net	(8,700)	(91)
Realized loss on marketable securities	7	—
Deferred income taxes	2,485	33
Changes in assets and liabilities, net of effects of acquisitions of business units:
Receivables, net	(49,128)	(11,659)
Inventory	(12,341)	(18,096)
Unbilled receivables	(28,664)	(18,784)
Prepaid expenses and other current assets	491	(2,549)
Accounts payable	27,746	25,340
Accrued compensation	(7,783)	(8,029)
Insurance deductible reserves	2,785	11,203
Other accrued liabilities	(6,231)	13,033
Billings in excess of costs and estimated earnings	8,211	8,842
Other long-term assets and liabilities	(9,254)	(3,001)
Other, net	(1,332)	(470)
Cash flows (used) provided by operating activities	(37,512)	93,036

Investing Activities
Purchases of property and equipment	(15,992)	(28,731)
Acquisitions and investments in businesses, net of cash acquired	(72,214)	(100,097)
Proceeds from dispositions of property and equipment	16,154	738
Purchase of marketable securities	(17,764)	(20,723)
Proceeds from sales of marketable securities	17,414	16,313
Other, net	(1,509)	(3,308)
Cash flows used by investing activities	(73,911)	(135,808)

Financing Activities
Net borrowings under revolver	87,000	65,500
Principal payments on term notes	(1,750)	(625)
Net payments on other notes	(4,108)	(330)
Decrease in book overdrafts	(1,182)	(5,369)
Proceeds from share options exercised	163	576
Tax benefit for share-based payments	253	605
Dividends paid	(5,832)	(5,051)
Deferred financing costs	—	(1,498)
Distributions to minority interests	(2,203)	(3,221)
Other, net	211	(8)
Cash flows provided by financing activities	72,552	50,579

(Decrease) Increase in Cash and Cash Equivalents	(38,871)	7,807

Cash and cash equivalents, beginning of period	74,272	30,078
Cash and cash equivalents, end of period	$35,401	$37,885

Supplemental Disclosure of Cash Flow Information
Accrued but unpaid dividends	$2,939	$2,900
Cash paid for interest	$16,812	$11,159
Cash paid for income taxes	$1,899	$46,157

Supplemental Disclosure of Investing Activities
Fair value of assets acquired	$9,805	$122,928
Liabilities assumed (extinguished)	$(1,271)	$44,492
Cash paid for acquisitions made this period	$11,076	$78,436
Cash paid for acquisitions made in prior period	$61,138	$21,661

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

These consolidated financial statements refer to three months as a quarter and six months as a period.

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

Cash and Cash Equivalents
Cash and cash equivalents consist of short-term investments that have a maturity of 3 months or less at the date of purchase. Cash and cash equivalents were $35.4 million at June 30, 2007 and $74.3 million at December 31, 2006.

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

In order to improve financial returns, we periodically evaluate our investments in property and equipment. As a result, property and equipment may be consolidated, leased or sold. We recognized a gain of $8.7 million for the period ended June 30, 2007, a gain of less than $0.1 million for the period ended June 30, 2006 and a loss of $0.2 million in 2006 from the sales of property and equipment.

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

Shipping and Handling
Shipping and handling costs for manufactured building components and construction services are included as a component of cost of goods sold. Shipping and handling costs for building products are included as a component of selling, general and administrative expenses and were $36.2 million for the period ended June 30, 2007, $38.3 million for the period ended June 30, 2006 and $78.8 million in 2006.

Reclassifications
Certain reclassifications, none of which affected previously reported consolidated results of operations, cash flows or shareholders’ equity, have been made to amounts reported in prior periods to conform to the current period presentation.

SelectBuild identified certain costs of sourcing materials and reclassified these costs to cost of goods sold from selling, general and administrative expenses. Costs reclassified to cost of goods sold from selling, general and administrative expenses were $7.2 million for the quarter ended June 30, 2006, $13.5 million for the period ended June 30, 2006 and $29.1 million for 2006. These reclassifications, none of which affected previously reported consolidated results of operations, cash flows or shareholders’ equity, have been made to amounts reported in prior periods to conform to the current period presentation.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This accounting principle simplifies existing accounting literature by providing a single definition of fair value, a framework for measuring fair value and expanded disclosures about fair value. This accounting principle emphasized that fair value is a market-based measurement of the amount that would be received upon the sale of an asset or paid to transfer a liability (an exit price) and not the price that would be paid to acquire the asset or received to assume the liability (entry price). This accounting principle did not expand the use of fair value. This accounting principle and related disclosures was adopted effective January 2007 and had no impact on consolidated financial position, results of operations or cash flows.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This accounting principle provides specific guidance for measurement, recognition and disclosure of uncertain tax positions. This accounting principle was adopted January 2007 and had no impact on consolidated financial position, results of operations or cash flows.

2. Net Income Per Share

Net income per share was determined using the following information (thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006	2006
Net income	$19,417	$34,175	$14,451	$62,244	$102,074

Weighted average shares used to determine basic net income per share	28,807	28,578	28,788	28,551	28,603
Net effect of dilutive share options and restricted shares	709	1,004	804	1,027	986
Weighted average shares used to determine diluted net income per share	29,516	29,582	29,592	29,578	29,589

Net income per share:
Basic	$0.67	$1.20	$0.50	$2.18	$3.57
Diluted	$0.66	$1.16	$0.49	$2.10	$3.45

Cash dividends declared per share	$0.10	$0.10	$0.20	$0.20	$0.40

Share options considered not dilutive are those with exercise prices greater than the average market value of the common shares in the periods presented. Share options that are not dilutive and therefore excluded from the computation of diluted net income per share were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006	2006
Share options not dilutive	1,353,032	405,100	814,832	405,100	403,100

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

•
In March 2007, SelectBuild acquired a concrete services business in Fresno, California for approximately $0.7 million in cash of which $0.1 million has been retained for the settlement period. This purchase price is subject to working capital adjustment. Information required to complete the purchase price allocation is not yet available. Final allocation of the purchase price will be completed as soon as this information is available.

•	In December 2006, SelectBuild acquired a distribution services business in Southern California for $1.6 million in cash.

•	In August 2006, SelectBuild acquired a window installation business in Arizona for $13.9 million in cash.

•
In July 2006, SelectBuild acquired a framing services business in Southern California for $78.6 million in cash. Additional consideration of $3.1 million was accrued based on operating performance through June 2007. Additional cash payments may be required based on operating performance through June 2009.

•	In June 2006, BMC West acquired a building materials distribution and truss manufacturing business in Eastern Idaho for $5.1 million in cash.

•	In April 2006, SelectBuild acquired a concrete services business in Northern Arizona for $1.5 million in cash.

•	In April 2006, SelectBuild acquired a wall panel and truss manufacturing business in Palm Springs, California for $6.7 million in cash.

•	In February 2006, BMC West acquired 3 facilities providing building materials distribution and millwork services in Houston, Texas for $20.6 million in cash.

•
In January 2006, SelectBuild acquired framing businesses in Palm Springs, California and Reno, Nevada for $57.1 million in cash. Additional cash payments may be required based on operating performance through December 2009.

Minority interests reflects the other owners’ proportionate share in the assets and liabilities of business ventures as of the date of purchase, adjusted by the proportionate share of post-acquisition income or loss. As the operating results of entities with minority interest are consolidated, minority interests income represents the income or loss attributable to the other owners.

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

•
In January 2006, SelectBuild acquired the remaining 20% interest in WBC Construction, LLC for $36.0 million in cash. In August 2005, SelectBuild acquired an additional 20% interest for $24.8 million in cash and in January 2003, acquired an initial 60% interest for $22.9 million in cash and $1.0 million of our common shares. WBC provides concrete block masonry and concrete service to high-volume homebuilders in Florida.

Assets and liabilities acquired in acquisitions made in 2007 and 2006, including payments of amounts retained for settlement periods, were as follows (thousands):

	June 30	December 31		June 30	December 31
	2007	2006		2007	2006
Receivables	$—	$44,683	Accounts payable	$—	$10,376
Inventory	—	19,957	Accrued compensation	—	1,447
Unbilled receivables	—	10,101	Other accrued liabilities	(57,551)	50,340
Prepaid expenses and other	15	263	Billings in excess of costs and
			estimated earnings	—	23,557
Current assets	15	75,004	Current liabilities	(57,551)	85,720

Property and equipment	216	19,845	Deferred income taxes	(917)	937
Other long-term assets	—	42	Other long-term liabilities	—	8,173
Other intangibles, net	2,015	68,692	Minority interests	(1,371)	(10,627)
Goodwill	10,129	122,374
	$12,375	$285,957		$(59,839)	$84,203

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

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Sales - as reported	$697,027	$921,992	$1,266,131	$1,806,549
Pro forma Sales	$697,027	$952,222	$1,266,895	$1,883,689

Net income - as reported	$19,417	$34,175	$14,451	$62,244
Pro forma Net income	$19,886	$35,379	$15,282	$66,120

Net income per share:
Diluted - as reported	$0.66	$1.16	$0.49	$2.10
Pro forma Diluted	$0.67	$1.20	$0.52	$2.24

We have call rights and put obligations associated with the interests in SelectBuild Trim, KBI Mechanicial, SelectBuild Illinois (RCI Construction), A-1 Truss and SelectBuild Mid-Atlantic (WBC Mid-Atlantic) that we do not currently own. Under the purchase agreements, we have the right to purchase the other owners’ remaining portions during certain periods or if certain conditions are met. Likewise, the other owners have the option to require us to purchase their remaining portions during certain periods. The purchase price for the remaining portions will be based generally on a multiple of historical earnings. The following table summarizes the timing of these call and put obligations:

	Call Options	Put Options
SelectBuild Trim	January 2010 through January 2017	January 2010 through January 2017
KBI Mechanical	December 2009 through December 2014	December 2009 through December 2014
SelectBuild Illinois	January 2008 through January 2012	January 2008 through January 2012
A-1 Truss	September 2004 through August 2014	September 2009 through August 2014
SelectBuild Mid-Atlantic	October 2003 through September 2010	December 2006 through December 2008

5. Marketable Securities

Investments in marketable securities consist of debt securities held by our captive insurance subsidiary and are considered available-for-sale and recorded at fair value. Fair value is based on market quotes. Unrealized gains and losses, net of deferred taxes, are recorded as a component of accumulated other comprehensive income (loss), net, a component of shareholders’ equity. There were no significant unrealized losses.

The fair value of these marketable securities were as follows (thousands):

	June 30	December 31
	2007	2006
U.S. government and agencies	$23,129	$25,661
Asset backed securities	20,194	18,278
Corporate securities	14,731	13,911
	$58,054	$57,850

Contractual maturities were as follows (thousands):

	June 30	December 31
	2007	2006
Less than 1 year	$8,022	$4,337
Due in 1 to 2 years	12,377	16,648
Due in 2 to 5 years	37,465	36,865
More than 5 years	190	—
	$58,054	$57,850

6. Intangible Assets and Goodwill

Intangible assets represent the values assigned to customer relationships, covenants not to compete and trade names. Intangible assets are amortized on a straight-line basis over their expected useful lives. Customer relationships are amortized over 3 to 17 years, covenants not to compete over 3 to 5 years and trade names over 3 years. Amortization expense for intangible assets was $8.1 million for the period ended June 30, 2007, $6.1 million for the period ended June 30, 2006 and $14.7 million in 2006. Intangible assets consist of the following (thousands):

	June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$123,065	$(27,624)	$95,441
Covenants not to compete	12,187	(5,567)	6,620
Trade names	204	(193)	11
Other	780	(148)	632
	$136,236	$(33,532)	$102,704

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$122,498	$(22,125)	$100,373
Covenants not to compete	13,094	(4,802)	8,292
Trade names	204	(159)	45
Other	146	(64)	82
	$135,942	$(27,150)	$108,792

Estimated amortization expense for intangible assets is $8.4 million for the remainder of 2007, $16.0 million for 2008, $15.4 million for 2009, $14.3 million for 2010, $13.0 million for 2011 and $35.6 million thereafter.

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

Changes in the carrying amount of goodwill by business segment were as follows (thousands):

	SelectBuild	BMC West	Total
Balance at December 31, 2006	$287,123	$20,877	$308,000
Purchase price adjustment	(155)	—	(155)
Goodwill acquired	10,284	—	10,284
Balance at June 30, 2007	$297,252	$20,877	$318,129

While goodwill is tested for impairment annually and not amortized for financial statement purposes, goodwill may be deductible for income tax purposes. Certain goodwill is non-deductible. Changes to non-deductible goodwill were as follows (thousands):

	SelectBuild	BMC West	Total
Balance at December 31, 2006	$33,939	$7,423	$41,362
Purchase price adjustment	1,530	—	1,530
Balance at June 30, 2007	$35,469	$7,423	$42,892

7. Debt

Long-term debt consists of the following (thousands):

As of June 30, 2007			Notional	Effective Interest Rate
	Balance	Stated Interest Rate	Amount of Interest Rate Swaps	Average for Quarter	As of June 30
Revolver	$87,000	LIBOR plus 1.25% or Prime plus 0.00%	$—	7.81%	7.67%
Term note	347,375	LIBOR plus 2.50% or Prime plus 1.25%	200,000	7.70%	7.69%
Other	4,071	Various	—	—	—
	438,446		$200,000

Less: Current portion	5,038
	$433,408

As of December 31, 2006			Notional	Effective Interest Rate
	Balance	Stated Interest Rate	Amount of Interest Rate Swaps	Average for Year	As of December 31
Revolver	$—	LIBOR plus 1.25% or Prime plus 0.00%	$ ―	6.5%	n/a
Term note	349,125	LIBOR plus 2.50% or Prime plus 1.25%	200,000	6.7%	7.0%
Other	8,179	Various	—	—	—
	357,304		$200,000

Less: Current portion	8,143
	$349,161

Revolver
In November 2006, we entered into an amended $500 million revolver with a group of lenders. The revolver matures in November 2011. The revolver consists of both LIBOR and Prime based borrowings. These variable interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 1.00% to 2.00%, or Prime plus 0.00% to 0.75%. Interest is paid quarterly. As of June 30, 2007, $87.0 million was outstanding under the revolver.

Term Note
In November 2006, we entered into a $350 million term note with a group of lenders. The term note matures in November 2013 and is payable in quarterly installments for the first 7 years in amounts equal to 1% of the initial principal per year and the remaining principal due November 2013. The variable interest rate for the term note is LIBOR plus 2.50%, or Prime plus 1.25%. Interest is paid quarterly. As of June 30, 2007, $347.4 million was outstanding under this term note.

Other
As of June 30, 2007, other long-term debt was $4.1 million. Other long-term debt consists of term notes, equipment notes and capital leases for equipment. Interest rates vary and dates of maturity are through March 2021.

Expansion of Credit Facility, Covenants and Maturities
The credit facility consists of the revolver and term note. The credit facility may be increased an aggregate amount of up to $250 million. The credit facility is collateralized by tangible and intangible property of our wholly-owned subsidiaries, except the assets of our captive insurance subsidiary. The credit facility contains covenants and conditions requiring the maintenance of certain financial ratios. At June 30, 2007, we were in compliance with these covenants and conditions.

Scheduled maturities of long-term debt are as follows (thousands):

2007	$2,567
2008	4,792
2009	4,109
2010	3,824
2011	90,709
Thereafter	332,445
$438,446

Letters of credit outstanding that guaranteed performance or payment to third parties were $95.8 million as of June 30, 2007 and $97.2 million as of December 31, 2006. These letters of credit reduce borrowing availability under the revolver.

Hedging Activities
Derivative and hedging activities are recorded on the balance sheet at their fair values. In November 2006, we entered into interest rate swap contracts that effectively convert $200 million of the variable rate borrowings of the $347.4 million term note to a fixed interest rate of 7.59% through November 2012, thus reducing the impact of increases in interest rates on future interest expense. Approximately 58% of the outstanding variable rate borrowings of the term note as of June 30, 2007 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. After giving effect to the interest rate swap contracts, total borrowings were 47% fixed and 53% variable.

The fair value of derivative instruments is based on pricing models using current market rates. The fair value of the interest rate swap contracts was a long-term asset of $2.8 million as of June 30, 2007. The effective portion was recorded in accumulated other comprehensive income (loss), net, a separate component of shareholders’ equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings. A corresponding deferred tax liability of $1.1 million was also recorded in accumulated other comprehensive income (loss), net for the income tax related to the estimated fair value of the interest rate swap contracts. The ineffective portion of the change in the value of the interest rate swap contracts is immediately recognized as a component of interest expense. Management may choose not to swap variable rates to fixed rates or may terminate a previously executed swap if the variable rate positions are more beneficial.

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

Common Shares
Our common shares have a par value of $0.001. We have 50 million shares authorized of which approximately 29.4 million are issued and outstanding as of June 30, 2007.

Of the unissued shares, 21,432 shares were reserved for the following:

Employee Stock Purchase Plan	19,000
2004 Incentive and Performance Plan	2,432

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
Dividends
Cash dividends per common share were as follows:

	2007	2006
First quarter	$0.10	$0.10
Second quarter	0.10	0.10
Third quarter	—	0.10
Fourth quarter	—	0.10
	$0.20	$0.40

On July 18, 2007, our Board of Directors approved a 2007 third quarter cash dividend of $0.10 per common share. The dividend was payable to shareholders of record as of September 21, 2007 and will be paid on or about October 12, 2007.

Repurchase Program
In March 2007, our Board of Directors authorized the repurchase of up to $25 million of our common shares through March 2008. No common shares were repurchased in the period ended June 30, 2007.

9.	Employee Benefit Plans

Retirement Plans
•	Savings and Retirement Plan
We provide a savings and retirement plan for salaried and certain hourly employees whereby eligible employees may contribute a percentage of their earnings to a trust. Participants may defer 1% to 50% of their eligible compensation (base salary, annual incentive and long-term incentives) subject to the limitations imposed under the Internal Revenue Code.

Our matching contributions range from 50% of the first 6% to 25% of the first 4% of the participant’s contribution. Matching contributions are established at the discretion of the Compensation Committee of our Board of Directors in February. Vesting in matching contributions occurs at the rate of 20% per year of service or upon reaching age 65, death or disability. Matching contributions of $2.5 million for the period ended June 30, 2007, $2.6 million for the period ended June 30, 2006 and $4.5 million in 2006 were made to the trusts based on a percentage of the contributions made by participants.

Participants may direct their contributions and matching contributions through any of the investment options offered, including self-directed brokerage accounts. Investment options are reviewed and may be revised quarterly by an Investment Committee comprised of management and advised by consultants.

•	Executive Deferred Compensation
We provide a deferred compensation plan for executives and key employees. The objective of the plan is to provide executives and key employees with an additional opportunity to save for their retirement. Participants may defer up to 80% of their eligible compensation (base salary, annual incentive and long-term incentives).

There are no minimum or guaranteed returns. Participants may elect distribution upon reaching a specific age, number of years or separation of service. Distributions may be a lump sum payment or monthly installments over 5 to 10 years.

Matching contributions mirror the savings and retirement plan matching contribution percentage. Matching contributions are established at the discretion of the Compensation Committee of our Board of Directors in February. Matching contributions of $0.2 million for the period ended June 30, 2007, $0.3 million for the period ended June 30, 2006 and $0.4 million for 2006 were made to the trust based on a percentage of the contributions made by participants.

Participants may direct their contributions and matching contributions through any of the investment options offered, including our common shares. Investment options are reviewed and may be revised quarterly by an Investment Committee comprised of management and advised by consultants.

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

In 2006, contributions were 3.6% of net income and were allocated proportionately to participants based on their base salaries. Contributions were $1.9 million for the period ended June 30, 2007, $4.4 million for the period ended June 30, 2006 and $7.5 million in 2006.

Participants may elect 5, 10 or 15-year payment terms. Contributions for the obligation are invested in company-owned life insurance policies. The cash surrender value of these policies approximates the obligation, however the guaranteed returns, if any, are not fully funded as these returns are dependent upon years of service and payment elections.

Employee Stock Purchase Plan
In September 2000, our Board of Directors adopted the Employee Stock Purchase Plan, as approved by our shareholders in May 2001. The plan permits eligible employees to purchase common shares through payroll deductions of up to 10% of an employee’s compensation limited to $25,000 each year. The purchase price of the shares is 85% of the market price on the last day of each month. There were 400,000 common shares authorized under this plan and there were 19,000 shares available for future purchase as of June 30, 2007. Compensation expense recognized was $0.1 million for the period ended June 30, 2007, $0.1 million for the period ended June 30, 2006 and $0.3 million in 2006.

2004 Incentive and Performance Plan
In February 2004, our Board of Directors adopted the 2004 Incentive and Performance Plan, as approved by our shareholders in May 2004. A total of 2.4 million shares were reserved for issuance under the plan. Employees and non-employee directors are eligible to receive awards at the discretion of the Compensation Committee. Options, appreciation rights, restricted shares, other share-based awards and non-discretionary awards may be granted under this plan. Shares available for grant were 2,432 as of June 30, 2007, 736,566 as of June 30, 2006 and 736,466 as of 2006.

Options
•
Grants of options under the 2004 Incentive and Performance Plan vest ratably over 3 to 4 years from the date of grant and expire after 7 years if unexercised. Options were awarded with exercise prices equal to the closing share price of our common shares on the date of grant.

•
In February 2000, our Board of Directors adopted the 2000 Stock Incentive Plan, as approved by our shareholders in May 2000. Grants of options under the 2000 Stock Incentive Plan vest ratably through the end of the fourth year from the date of grant and expire after 10 years if unexercised. Options were awarded with exercise prices equal to the fair value of the shares on the date of grant. No further grants will be made under this plan.

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

The fair value of each option was estimated on the date of grant using the modified Black-Scholes-Merton model. The following table presents the weighted average assumptions used in the valuation and the resulting fair value per option:

	Six Months Ended June 30
	2007	2006	2006
Expected term (years)	5.2	5.6	5.6
Expected volatility	54.5%	48.6%	48.6%
Expected dividend yield	2.0%	0.7%	0.7%
Risk-free interest rate	4.5%	3.8%	3.8%
Exercise price	$18	$38	$38
Weighted average fair value	$8	$18	$18

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

Activity for option awards was as follows (thousands, except per share data):

	June 30 2007			June 30 2006		2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	2,521	$14	5.1	2,300	$10	2,300	$10
Granted	541	$18		407	$38	409	$38
Exercised	(26)	$6		(62)	$9	(176)	$7
Forfeited	(5)	$29		(9)	$19	(12)	$22
Outstanding at end of the period	3,031	$15	5.0	2,636	$14	2,521	$14

Exercisable at end of the period	2,034	$11	4.4	1,633	$8	1,658	$8

	Six Months Ended June 30
	2007	2006	2006
Weighted average grant-date fair value	$18	$38	$38
Intrinsic value of options exercised	$ 276	$1,570	$3,840
Fair value of options vested	$4,382	$2,140	$2,638

The intrinsic value (the difference between our share price on the date of exercise and the exercise price) for options exercised represents the value received by option holders that exercised their options.

As of June 30, 2007, option awards outstanding and exercisable were as follows (thousands, except per share data):

	Options Outstanding				Options Exercisable
Exercise Price Range	Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life (years)	Shares	Weighted Average Exercise Price	Intrinsic Value
$4 to $6	540	$5		3.0	540	$5
$6 to $7	336	$7		5.7	336	$7
$7 to $8	467	$7		5.5	415	$7
$8 to $9	332	$9		3.8	332	$9
$14 to $19	541	$18		6.8	—	$—
$22 to $29	416	$23		4.6	275	$23
$37 to $39	399	$38		5.6	136	$38
	3,031	$15		5.0	2,034	$11
In-the-money:
Outstanding	1,675		$12,427
Exercisable					1,623		$12,101

The intrinsic value (the difference between our share price on the last day of trading in June 2007 and the exercise price) for in-the-money options, represents the value that would have been received by option holders had they exercised their options. These values change based on the fair market value of our shares.

The fair value of compensation expense recognized for options was $2.6 million for the period ended June 30, 2007, $3.3 million for the period ended June 30, 2006 and $5.1 million, including $0.3 million for options vested due to early retirement eligibility, for 2006. Options are not included in the calculation of basic income per share, however options are included in the calculation of diluted income per share.

As of June 30, 2007, there was $9.0 million of unrecognized compensation expense related to these options. This is recognized as the requisite services are rendered and is expected to be recognized ratably through March 2011.

Options exercised are settled with newly issued common shares.

Restricted Shares
Grants of restricted shares vest 3 years from the date of grant. Under certain circumstances some or all of the restricted shares may vest earlier. The fair value of restricted shares is the closing share price of our common shares on the date of grant. Compensation expense is recognized over the vesting period.

Activity for restricted share awards was as follows (thousands, except per share data):

	June 30 2007		June 30 2006		2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of the period	396	$24	258	$16	258	$16
Granted	172	$18	138	$38	139	$38
Vested	(122)	$11	—	$—	—	$—
Forfeited	(2)	$38	(1)	$38	(1)	$38
Nonvested at end of the period	444	$25	395	$24	396	$24

	Six Months Ended June 30
	2007	2006	2006
Weighted average grant-date fair value	$18	$38	$38
Fair value granted	$3,087	$5,243	$5,258
Fair value of restricted shares vested	$1,316	$ —	$ —

The fair value of compensation expense recognized for restricted shares was $1.7 million for the period ended June 30, 2007, $1.5 million for the period ended June 30, 2006 and $3.1 million for 2006. Restricted shares are not included in the calculation of basic income per share, however restricted shares are included in the calculation of diluted income per share.

As of June 30, 2007, there was $6.1 million of unrecognized compensation expense related to these restricted shares. This is recognized as the requisite services are rendered and is expected to be recognized ratably through March 2010.

Shares
We issue shares to non-employee directors of our Board of Directors for their services. These shares vest immediately, however trading is restricted for 1 year from the date of grant. We issued 27,000 shares in May 2007, 12,000 shares in May 2006 and 14,000 shares in May 2005 and recognized compensation expense of $0.2 million for the period ended June 30, 2007, $0.2 million for the period ended June 30, 2006 and $0.4 million in 2006.

The following table summarizes equity compensation information as of June 30, 2007 (thousands, except per share data):

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	3,475	$13	2
Equity compensation plans not approved by security holders	—	—	—
Total	3,475	$13	2

Share-based compensation expense is included in selling, general and administrative expenses since it is incentive compensation issued primarily to our executives and senior management. Share-based compensation expense for options, restricted shares and share awards was $4.5 million for the period ended June 30, 2007, $5.0 million for the period ended June 30, 2006 and $8.5 million for 2006.

10. Income Taxes

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

Our income tax compliance is periodically examined by various taxing authorities. Our tax returns for 2006 through 2002 are either under examination or open for future examination. We believe the ultimate results of examinations, if any, will not have an adverse effect on our financial condition, results of operations or cash flows. Revisions of estimated tax liabilities are reflected in the period such revisions are known.

In November 2006, SelectBuild acquired the remaining 49% interest in BBP Companies. Prior to the acquisition, income taxes associated with the other owner’s proportionate interest were $1.3 million for the period ended June 30, 2006 and $1.7 million in 2006. We were required to recognize income taxes for all of the earnings due to its C Corporation status. While these income taxes were recognized in income tax expense, the portion of income taxes associated with the other owner’s proportionate share of earnings was eliminated through minority interest.

The tax benefit associated with options exercised and vested restricted shares reduced taxes payable $0.7 million for the period ended June 30, 2007, $0.6 million for the period ended June 30, 2006 and $1.5 million in 2006. The tax impact for the difference between the fair value and the exercised value for options exercised and the difference between the grant-date value and vest-date value for vested restricted shares is recognized in additional paid-in capital, a component of shareholders’ equity.

11. Financial Instruments

The estimated fair values of cash and cash equivalents, receivables, unbilled receivables, accounts payable and accruals are the same as their carrying amounts due to their short-term nature. After giving effect to the interest rate swap contracts, the interest for our debt is 47% fixed and 53% variable. The estimated market value of our debt, based on current interest rates for similar obligations with like maturities, was:
•	$3.7 million less than the amount of debt reported on the consolidated balance sheet at June 30, 2007 and
•	$0.2 million less than the amount of debt reported on the consolidated balance sheet at December 31, 2006.

Changes in interest rates expose us to financial market risk. We currently utilize interest rate swap contracts to hedge interest exposure on our term note. The interest rate swap contracts effectively convert $200 million of the term note to a fixed interest rate of 7.59% through November 2012. Changes in the fair value of the interest rate swap contracts are recorded as accumulated other comprehensive income (loss), net, a separate component of shareholders’ equity, and are subsequently reclassified into interest expense as interest expense is recognized on the term note.

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

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006	2006
Balance at beginning of the period	$7,067	$6,818	$7,155	$5,404	$5,404
Provision for warranties	232	975	345	2,413	3,009
Provision for warranties from acquisitions	—	—	—	95	117
Warranty charges	(297)	(630)	(498)	(749)	(1,375)
Balance at end of the period	$7,002	$7,163	$7,002	$7,163	$7,155

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

The financial performance for these reporting segments is based on income from operations before interest expense, income taxes and minority interests. These segments follow the accounting principles described in the Summary of Significant Accounting Policies included in our most recent Annual Report on Form 10-K. Sales between segments are recognized at market prices.

Selected financial information by segment is as follows (thousands):

	Sales			Income (Loss) Before
	Total	Inter- Segment	Trade	Taxes and Minority Interests	Depreciation and Amortization	Capital (1) Expenditures	Assets
Three Months Ended June 30, 2007
SelectBuild	$356,824	$(73)	$356,751	$15,702	$7,373	$1,387	$798,299
BMC West	340,777	(501)	340,276	33,207	2,864	4,856	455,814
Corporate	—	—	—	(10,726)	1,127	1,098	129,595
	$697,601	$(574)	$697,027	38,183	$11,364	$7,341	$1,383,708
Interest Expense				9,501
				$28,682

Three Months Ended June 30, 2006
SelectBuild	$503,342	$(1,411)	$501,931	$47,098	$6,936	$15,024	$776,038
BMC West	420,637	(576)	420,061	39,178	3,050	6,375	506,098
Corporate	—	—	—	(21,959)	695	2,630	96,858
	$923,979	$(1,987)	$921,992	64,317	$10,681	$24,029	$1,378,994
Interest Expense				6,465
				$57,852

Six Months Ended June 30, 2007
SelectBuild	$639,355	$(133)	$639,222	$18,288	$15,999	$7,280	$798,299
BMC West	627,532	(623)	626,909	44,638	6,019	6,827	455,814
Corporate	—	—	—	(23,783)	2,093	2,101	129,595
	$1,266,887	$(756)	$1,266,131	39,143	$24,111	$16,208	$1,383,708
Interest Expense				17,719
				$21,424

Six Months Ended June 30, 2006
SelectBuild	$1,001,672	$(1,443)	$1,000,229	$93,173	$13,563	$29,256	$776,038
BMC West	807,513	(1,193)	806,320	69,724	5,948	10,498	506,098
Corporate	—	—	—	(44,194)	1,356	3,290	96,858
	$1,809,185	$(2,636)	$1,806,549	118,703	$20,867	$43,044	$1,378,994
Interest Expense				12,055
				$106,648

Year Ended December 31, 2006
SelectBuild	$1,744,092	$(12,278)	$1,731,814	$148,416	$30,002	$33,409	$722,328
BMC West	1,515,121	(1,766)	1,513,355	124,523	12,178	33,135	487,703
Corporate	—	—	—	(75,484)	3,104	6,174	118,880
	$3,259,213	$(14,044)	$3,245,169	197,455	$45,284	$72,718	$1,328,911
Interest Expense				29,082
				$168,373

(1) Property and equipment from acquisitions are included as capital expenditures.

14. Quarterly Results of Operations

Operating results by quarter for 2007 and 2006 were as follows (thousands, except per share data):

	First	Second	Third	Fourth
2007
Sales	$569,104	$697,027	—	—
Income from operations	$960	$38,183	—	—
Net income (loss)	$(4,966)	$19,417	—	—

Net income (loss) per diluted common share	$(0.17)	$0.66	—	—
Common share prices:
High	$24.93	$18.36	—	—
Low	$18.11	$13.34	—	—

2006
Sales	$884,557	$921,992	$830,599	$608,021
Income from operations	$54,386	$64,317	$64,271	$14,481
Net income	$28,069	$34,175	$35,348	$4,482

Net income per diluted common share	$0.95	$1.16	$1.20	$0.15
Common share prices:
High	$40.32	$38.29	$28.01	$27.72
Low	$32.27	$25.36	$20.84	$23.95

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

The national homebuilding market continues to experience a significant downturn in construction activity. In June 2007, the U.S. Census Bureau reported a 22% decline in single-family starts to an annualized rate of 1.2 million compared to 1.5 million a year ago. We are experiencing a similar reduction in construction activity in our markets, as reflected by sharp declines in building permits and our contract starts. In response to these market conditions, operating costs are being aligned to current levels of homebuilding activity. We do not anticipate a rebound in new home construction until excess unsold home inventory has adjusted to levels consistent with current demand, which we believe will occur on a market by market basis.

As part of our growth strategy, we evaluate acquisition opportunities that strengthen and broaden our construction services and building products as well as our presence in attractive markets. In particular, we believe high-volume homebuilders are seeking cost effective and reliable solutions to meet their construction services needs. Our services include framing, concrete, plumbing and other construction services as well as building product distribution and manufactured building components including trusses, millwork and wall panels. As we focus on managing our business through the current industry downturn, future acquisition initiatives will remain measured and strategic.

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

At BMC West, we are expanding our building products, manufactured building components, millwork and construction services to become a full-service provider to homebuilders. To facilitate this expansion in products and services, BMC West acquired:

2006
•	building materials distributor and truss manufacturer in Eastern Idaho (June)
•	building materials distributor and millwork services in Houston, Texas (February)

We evaluate our results of operations including and excluding acquisitions. We believe a presentation of sales and income from operations excluding acquisitions not present in comparable periods enhances an understanding of the acquisitions as well as comparable operations for the respective periods. A reconciliation of sales and income from operations excluding acquisitions has been provided for the three and six months ended June 30, 2007 and 2006.

The following tables and subsequent discussions should be read in conjunction with the consolidated financial statements and the related notes in this Form 10-Q and our most recent Annual Report on Form 10-K.

RESULTS OF OPERATIONS

SECOND QUARTER OF 2007 COMPARED TO 2006

The following table sets forth the amounts and percentage relationship to sales of certain costs, expenses and income items (millions, except per share data):

	Three Months Ended June 30
	2007		2006
Sales
Construction services	$406	58.2%	$561	60.8%
Building products	291	41.8	361	39.2
Total sales	697	100.0	922	100.0

Costs and operating expenses
Cost of goods sold
Construction services	345	85.0	460	82.0
Building products	212	72.9	265	73.4
Impairment of assets	—	—	2	0.2
Selling, general and administrative expenses	112	16.1	132	14.3
Other income, net	(10)	(1.5)	(1)	—
Total costs and operating expenses	659	94.5	858	93.1

Income from operations	38	5.5	64	6.9

Interest expense	10	1.4	6	0.7
Income taxes	9	1.4	21	2.2
Minority interests income, net of income taxes	—	—	(3)	(0.3)

Net income	$19	2.7	$34	3.7

Net income per diluted share	$0.66		$1.16

Consolidated Financial Results
Selected financial results are as follows (millions):

	2007	2006	$ Change	% Change
Sales
Construction services	$406	$561	$(155)	(28)%
Building products	291	361	(70)	(19)%
	$697	$922	$(225)	(24)%

Income from operations	$38	$64	$(26)	(41)%

Sales decreased 24% or $255 million to $697 million from $922 million in the same quarter a year ago. Sales from comparable operations were down 29% or $264 million. Consistent with the national downturn in homebuilding, sales of construction services were particularly lower and reflected a decline in contract starts and building permits across all our markets. According to the U.S. Census Bureau for the three months ended May 2007, single-family permits in our markets were down 33% while the U.S. overall was down 28%.

Income from operations decreased 41% or $26 million to $38 million from $64 million in the same quarter a year ago. Operating income from comparable operations decreased 50% or $32 million. Gross margins were 20.1% compared to 21.4% in the same quarter a year ago. Lower sales of construction services and competitive pricing led to the decrease in gross margins. Partially offsetting lower margins for construction services, building product margins improved and represented a higher portion of the sales mix.

Selling, general and administrative expenses were down $20 million from lower compensation, including incentives based on operating performance. Expenses are being closely monitored as we align our cost structures with the decline in home construction. As a percent of sales, these expenses increased to 16.1% from 14.3% due to:

•	lower construction services sales volume and
•	a higher portion of selling, general and administrative expenses from building products.

Interest Expense
Interest expense of $10 million was up $3 million from the same quarter a year ago. The increase was due to a rise in interest rates and higher average borrowings. Borrowings were higher to complete payments for acquisitions made in the prior year and fund working capital requirements.

Income Taxes
Our combined federal and state income tax rate decreased to 32.3% from 35.5% in the same quarter a year ago. The reduction was due to an increase in federal and state tax credits for employment incentives, partially offset by reductions in estimates of our manufacturing deductions.

Business Segments

Sales and operating income by business segment are as follows (millions):

	2007		2006
	Sales	Income from Operations	Sales	Income from Operations
SelectBuild	$357	$15	$501	$47
BMC West	340	34	421	39
Corporate	—	(11)	—	(22)
	$697	$38	$922	$64

SelectBuild
Selected financial results are as follows (millions):

	2007	2006	$ Change	% Change
Sales	$357	$501	$(144)	(29)%
Less: Acquisitions	(38)	—	(38)	—
	$319	$501	$(182)	(36)%

Income from operations	$15	$47	$(32)	(68)%
Less: Acquisitions	(6)	—	(6)	—
	$9	$47	$(38)	(81)%

Sales decreased 29% to $357 million from $501 million in the same quarter a year ago. Sales from comparable operations were 36% or $182 million lower. Sales from acquisitions not present in the same quarter of 2006 were 11% of sales or $38 million. The decline in sales volume was pervasive across all our regions, especially the Southeast. Our markets experienced lower contract starts as single-family building permits decreased 39%. In an effort to reduce the inventory of new homes for sale, homebuilders sharply curtailed production.

Income from operations for the quarter decreased 68% to $15 million from $47 million in the same quarter of 2006. Operating income for comparable operations declined 81% or $38 million. Operating income included $6 million from acquisitions not present in the same quarter a year ago. Lower sales volume and competitive bidding for contract starts led to a decrease in gross margins.

Selling, general and administrative expenses decreased $6.8 million due to reductions in the following:
•	compensation, including incentives,
•	operating performance payment for a recent acquisition and
•	insurance.

As a percent of sales, these expenses were higher relative to the same quarter a year ago due to lower sales volume.

BMC West
Selected financial results are as follows (millions):

	2007	2006	$ Change	% Change
Sales	$340	$421	$(81)	(19)%
Less: Acquisitions	—	—	—	—
	$340	$421	$(81)	(19)%

Income from operations	$34	$39	$(5)	(13)%
Less: Acquisitions	—	—	—	—
	$34	$39	$(5)	(13)%

Sales decreased 19% to $340 million from $421 million in the same quarter a year ago. Sales were lower due to a 25% decrease in single-family building permits in our markets and lower commodity wood product prices. Sales declined in all our markets, particularly the Colorado Front Range and Southwest regions. Reflecting our efforts to maintain and grow our competitive position, the decline in sales was less than the building permit deterioration in our regions.

Income from operations for the quarter decreased 13% to $34 million from $39 million in the same quarter of last year. Income from operations included a pre-tax gain of $8.2 million for the sale of certain real estate associated with the relocation of a building materials operation in Texas. Although gross margins improved 0.9% to 26.5%, operating income was lower due to the decline in sales.

Selling, general and administrative expenses decreased $3.1 million from the same quarter last year due to reductions in:
•	compensation, including incentives,
•	delivery and handling and
•	occupancy.

Due to lower sales and decreases in commodity wood product prices, these expenses as a percent of sales increased to 19.3% from 16.4% in the same quarter a year ago.

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

Selected financial results are as follows (millions):

	2007	2006	$ Change	% Change
Operating expenses	$11	$22	$(11)	(50)%

Corporate expenses decreased 50% to $11 million from $22 million in the same period of 2006. The decrease was due to lower compensation expenses, including incentives. Corporate expenses were 1.5% of sales compared to 2.4% for the same quarter a year ago.

SIX MONTHS OF 2007 COMPARED TO 2006

The following table sets forth the amounts and percentage relationship to sales of certain costs, expenses and income items (millions, except per share data):

	Six Months Ended June 30
	2007		2006
Sales
Construction services	$725	57.3%	$1,110	61.4%
Building products	541	42.7	697	38.6
Total sales	1,266	100.0	1,807	100.0

Costs and operating expenses
Cost of goods sold
Construction services	620	85.5	914	82.3
Building products	393	72.6	512	73.5
Impairment of assets	—	—	2	0.1
Selling, general and administrative expenses	226	17.9	262	14.5
Other income, net	(12)	(1.0)	(2)	(0.1)
Total costs and operating expenses	1,227	96.9	1,688	93.4

Income from operations	39	3.1	119	6.6

Interest expense	18	1.4	12	0.7
Income taxes	7	0.6	39	2.2
Minority interests income, net of income taxes	—	—	(6)	(0.3)

Net income	$14	1.1	$62	3.4

Net income per diluted share	$0.49		$2.10

Consolidated Financial Results
Selected financial results are as follows (millions):

	2007	2006	$ Change	% Change
Sales
Construction services	$725	$1,110	$(385)	(35)%
Building products	541	697	(156)	(22)%
	$1,266	$1,807	$(541)	(30)%

Income from operations	$39	$119	$(80)	(67)%

Sales of $1.3 billion decreased 30% or $541 million from the same period a year ago. Sales from comparable operations were down 34% or $615 million. Sales of construction services were particularly lower and reflected the decline in contract starts and building permits across all our markets. According to the U.S. Census Bureau for the five months ended May 2007, single-family permits in our markets were down 34%, while the U.S. overall was down 29%.

Income from operations of $39 million decreased $80 million or 67% from the same period a year ago. Operating income from comparable operations decreased 75% or $89 million. Gross margins were 20.0% compared to 21.1% in the same period a year ago. Lower sales of construction services and competitive pricing led to the decrease in gross margins. Offsetting lower margins for construction services, building product margins improved 0.8% and represented a higher portion of the sales mix.

Selling, general and administrative expenses were down $36 million due to reductions in compensation, including incentives. These reductions occurred primarily at corporate and our SelectBuild business segment and were partially offset by expenses from acquisitions not present in the same period a year ago. Selling, general and administrative expenses as a percent of sales increased to 17.9% from 14.5% due to:
•	lower construction services sales volume,
•	decreases in commodity wood product prices and
•	a higher portion of selling, general and administrative expenses from building products.

Interest Expense
Interest expense of $18 million was up $6 million from the same period a year ago. The increase was due to a rise in interest rates and higher average borrowings. Borrowings were higher to complete payments for acquisitions made in the prior year and fund working capital requirements.

Income Taxes
Our combined federal and state income tax rate decreased to 30.8% from 35.9% in the same period a year ago. The reduction was due to an increase in federal and state tax credits for employment incentives, partially offset by reductions in estimates of our manufacturing deduction.

Business Segments

Sales and operating income by business segment are as follows (millions):

	2007		2006
	Sales	Income from Operations	Sales	Income from Operations
SelectBuild	$639	$18	$1,000	$93
BMC West	627	45	807	70
Corporate	—	(24)	—	(44)
	$1,266	$39	$1,807	$119

SelectBuild
Selected financial results are as follows (millions):

	2007	2006	$ Change	% Change
Sales	$639	$1,000	$(361)	(36)%
Less: Acquisitions	(65)	—	(65)	—
	$574	$1,000	$(426)	(43)%

Income from operations	$18	$93	$(75)	(81)%
Less: Acquisitions	(9)	—	(9)	—
	$9	$93	$(84)	(90)%

Sales decreased 36% or $361 million to $639 million from $1 billion in the same period a year ago. Sales from comparable operations were 43% or $426 million lower. Sales from acquisitions not present in the same period of 2006 were 10% of sales or $65 million. A decrease in sales volume occurred in all our regions as single-family building permits declined 40% in our markets. Homebuilders sharply reduced production of new homes to balance supply with demand.

Income from operations for the period decreased 81% to $18 million from $93 million in the same period a year ago. Operating income from comparable operations decreased 90% or $84 million. Acquisitions not present in the same period of 2006 contributed $9 million or 50% of the operating income for the period. Gross margins declined to 13.7% from 17.8% in the same period a year ago due to a sharp drop in volume and competitive pricing for fewer contract starts in our markets.

Selling, general and administrative expenses decreased $12.4 million from reductions in:
•	compensation, including incentives,
•	operating performance payment for a recent acquisition and
•	insurance.

These expenses were partially offset by $4.3 million of expenses from acquisitions not present in the same period a year ago. As a percent of sales, these expenses were 11.0% compared to 8.3% in the same period a year ago and were higher due to lower sales volume.

BMC West
Selected financial results are as follows (millions):

	2007	2006	$ Change	% Change
Sales	$627	$807	$(180)	(22)%
Less: Acquisitions	(9)	—	(9)	—
	$618	$807	$(189)	(23)%

Income from operations	$45	$70	$(25)	(36)%
Less: Acquisitions	—	—	—	—
	$45	$70	$(25)	(36)%

Sales decreased 22% to $627 million from $807 million in the same period a year ago. Sales were lower due to a 26% decrease in single-family building permits in our markets as well as the impact of lower commodity wood product prices. The decline in sales occurred in all our markets and sales were particularly weak in our Colorado Front Range and Southwest regions.

Income from operations for the period decreased 36% to $45 million from $70 million in the same period a year ago. Despite a 1.0% improvement in gross margins to 26.2%, operating income was lower due to the decline in sales.

Selling, general and administrative expenses decreased $5.3 million from the same period a year ago due to reductions in:
•	compensation, including incentives and
•	delivery and handling expenses.

These reductions were partially offset by $2.1 million of expenses from acquisition not present in the same period a year ago. Due to lower sales and decreases in commodity wood product prices, these expenses as a percent of sales increased to 20.7% from 16.7% in the same period a year ago.

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

Selected financial results are as follows (millions):

	2007	2006	$ Change	% Change
Operating expenses	$24	$44	$(20)	(46)%

Corporate expenses decreased 46% to $24 million from $44 million in the same period of 2006. The decrease was due to lower compensation, including incentives. Corporate expenses were 1.9% of sales compared to 2.4% for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
Our primary need for capital resources is to fund working capital and acquisitions as well as finance capital expenditures. We expect to fund these requirements through a combination of cash flow from operations and borrowings under our credit facility.

For the period ended June 30, cash was borrowed to complete payments for acquisitions made in the prior year and fund working capital requirements as well as finance capital expenditures. The sections that follow discuss in more detail our operating, investing and financing activities as well as our financing arrangements.

Operations
Cash used by operating activities was $37.5 million compared to $93.0 million provided from operations for the same period a year ago. Net income adjusted for non-cash items decreased $59.2 million due to slower construction activity as homebuilders curtailed production in an effort to align home inventory with demand. In addition, working capital requirements were $64.2 million more than the same period a year ago. Increases in accounts receivable, unbilled receivables and inventory as well as cash used to reduce compensation and other accrued liabilities were partially offset by an increase in accounts payable and billings in excess of costs and estimated earnings.

Capital Investment and Acquisitions
Cash used in investing activities was $73.9 million or $61.9 million less than $135.8 million in the same period a year ago. Cash use included $72.2 million for:
•	2006 acquisition of the remaining interests in a concrete block masonry and concrete services business and a concrete services business,
•	2007 acquisition of the remaining interest in a plumbing services business,
•	2007 acquisition of a concrete services business and
•	purchase price retained for the settlement period for four businesses.

Cash used for investing activities also included capital expenditures of $16.0 million or $12.7 million less than $28.7 million for the same period a year ago. Capital expenditures were principally for relocation of materials distribution facilities in Texas and expansion of a materials distribution facility in Idaho as well as routine replacement of operating equipment. Additionally, cash of $16.2 million was received principally from the disposition of real estate associated with the relocation of a materials distribution facility in Texas.

Financing
Cash provided by financing activities was $72.6 million or $22.0 million more than $50.6 million for the same period a year ago. As working capital requirements were higher and operating cash flows were lower, cash was borrowed to complete payments for the remaining interests in two concrete services businesses, purchase the remaining interest in a plumbing services business, acquire a concrete services business and pay the purchase price retained for the settlement period for four businesses as well as expand our construction service facilities and replace operating equipment.

Financing Arrangements
Our debt structure consists of a revolver, term note and other borrowings.

Revolver
In November 2006, we entered into an amended $500 million revolver with a group of lenders. The revolver matures in November 2011. The revolver consists of both LIBOR and Prime based borrowings. These variable interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 1.00% to 2.00%, or Prime plus 0.00% to 0.75%. Interest is paid quarterly. As of June 30, 2007, $87.0 million was outstanding under the revolver.

Term Note
In November 2006, we entered into a $350 million term note with a group of lenders. The term note matures in November 2013 and is payable in quarterly installments for the first 7 years in amounts equal to 1% of the initial principal per year and the remaining principal due November 2013. The variable interest rate for the term note is LIBOR plus 2.50%, or Prime plus 1.25%. Interest is paid quarterly. As of June 30, 2007, $347.4 million was outstanding under this term note.

Other
As of June 30, 2007, other long-term debt was $4.1 million. Other long-term debt consists of term notes, equipment notes and capital leases for equipment. Interest rates vary and dates of maturity are through March 2021.

Expansion of Credit Facility, Covenants and Maturities
The credit facility consists of the revolver and term note. The credit facility may be increased an aggregate amount of up to $250 million. The credit facility is collateralized by tangible and intangible property of our wholly-owned subsidiaries, except the assets of our captive insurance subsidiary. The credit facility contains covenants and conditions requiring the maintenance of certain financial ratios. At June 30, 2007, we were in compliance with these covenants and conditions.

Scheduled maturities of long-term debt are as follows (thousands):

2007	$2,567
2008	4,792
2009	4,109
2010	3,824
2011	90,709
Thereafter	332,445
$438,446

Letters of credit outstanding that guaranteed performance or payment to third parties were $95.8 million as of June 30, 2007 and $97.2 million as of December 31, 2006. These letters of credit reduce borrowing availability under the revolver.

Hedging Activities
Derivative and hedging activities are recorded on the balance sheet at their fair values. In November 2006, we entered into interest rate swap contracts that effectively convert $200 million of the variable rate borrowings of the $347.4 million term note to a fixed interest rate of 7.59% through November 2012, thus reducing the impact of increases in interest rates on future interest expense. Approximately 58% of the outstanding variable rate borrowings of the term note as of June 30, 2007 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. After giving effect to the interest rate swap contracts, total borrowings were 47% fixed and 53% variable.

The fair value of derivative instruments is based on pricing models using current market rates. The fair value of the interest rate swap contracts was a long-term asset of $2.8 million as of June 30, 2007. The effective portion was recorded in accumulated other comprehensive income (loss), net, a separate component of shareholders’ equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings. A corresponding deferred tax liability of $1.1 million was also recorded in accumulated other comprehensive income (loss), net for the income tax related to the estimated fair value of the interest rate swap contracts. The ineffective portion of the change in the value of the interest rate swap contracts is immediately recognized as a component of interest expense. Management may choose not to swap variable rates to fixed rates or may terminate a previously executed swap if the variable rate positions are more beneficial.

In June 2004, we entered into interest rate swap contracts that effectively converted $100 million of variable rate borrowings to a fixed interest rate. These swaps were settled in November 2006 and the $1.5 million gain recognized for this settlement was reclassified to other income, net from accumulated other comprehensive income, net.

Equity

Repurchase Program
In March 2007, our Board of Directors authorized the repurchase of up to $25 million of our common shares through March 2008. No common shares were repurchased in the period ended June 30, 2007.

Common Shares
On February 14, 2006, our Board of Directors approved a two-for-one split of our outstanding common shares. Shareholders of record as of February 28, 2006 received a stock dividend of one additional common share for every common share they owned. All share and per share information for all periods presented has been adjusted to reflect this share split.

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

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships often referred to as structured finance or special purpose entities which might be established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2007, we are not involved in any transactions with unconsolidated entities.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Accelerated repayment of our revolver and term note may occur if certain financial conditions or warranties and representations are not met. The credit facility consists of the revolver and term note. The credit facility is collateralized by all tangible and intangible property, except assets of the captive insurance subsidiary. The credit facility contains covenants and conditions requiring the maintenance of certain financial ratios. At June 30, 2007, we were in compliance with these covenants and conditions.

We have potential put obligations and call rights associated with the interests in SelectBuild Trim, KBI Mechanical, SelectBuild Illinois (RCI Construction), A-1 Truss and SelectBuild Mid-Atlantic (WBC Mid-Atlantic) that we do not currently own. Under the purchase agreements, we have the right to purchase the remaining portions during certain periods or if certain conditions are met. Likewise, the other owners have the option to require us to purchase the remaining portions during certain periods. The purchase price for the remaining portions will be based generally on a multiple of historical earnings.

As part of our revolver, we have $95.8 million of letters of credit outstanding principally for the deductible portion of automobile, general liability and workers’ compensation claims. These obligations are not required to be recorded on our balance sheet and renew automatically on their various anniversary dates or until released by their respective beneficiaries.

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

At June 30, 2007, the reserve for these estimated losses was $0.3 million for SelectBuild and less than $0.1 million for BMC West. These reserves are established by assessing estimated costs to complete, change orders and claims. Assumptions for estimated costs to complete include material prices, labor costs, labor productivity and contract claims. Such estimates are inherently uncertain and therefore it is possible that actual completion costs may vary from these estimates. We have a history of making reasonable estimates of the extent of progress towards completion, contract revenue and contract completion costs. However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.

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

At June 30, 2007, goodwill was $297.2 million for SelectBuild and $20.9 million for BMC West. The impairment assessment includes determining the estimated fair value of reporting units based on discounting the future operating cash flows using a discount rate reflecting our estimated average cost of funds. Future operating cash flows are derived from our budget information, which includes assumptions of future volumes, pricing of commodity products and labor costs. Prices for commodity products are inherently volatile.

Due to the variables associated with prices of commodity products and the effects of changes in circumstances, both the precision and reliability of the estimates of future operating cash flows are uncertain. As additional information becomes known, we may change our estimates.

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

At June 30, 2007, the reserve for automobile, general liability and workers’ compensation claims was $53.6 million. The actuarial assessment includes determining the estimated cost of claims. The reserve for these claims is susceptible to change based on the estimated cost of the claims. Future reserves are subject to the nature and frequency of claims, medical cost inflation and changes in the insurance deductibles of the applicable insurance policies. Actual loss experience may be substantially different than the actuarial estimate.

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

At June 30, 2007, the reserve for warranties was $7.0 million. Specific terms and conditions for warranties vary from 1 year to 10 years and are based on geographic market and state regulations. The reserve for these claims is susceptible to change based on the estimated cost of the claim. We have a history of making reasonable estimates of warranties. However, due to uncertainties inherent in the estimation process, it is possible that actual warranty costs may vary from estimates. Revisions of estimated warranties are recognized in the period such revisions are known.

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

Interest Rate Risk
Changes in interest expense occur when market interest rates change. Changes in the amount of debt could also increase interest rate risks. Interest rate swap contracts are currently utilized to hedge interest rate risks. Approximately 58% of the outstanding floating rate borrowings of the $347.4 million term note as of June 30, 2007 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. After giving effect to the interest rate swap contracts, total borrowings are 47% fixed and 53% floating. Based on debt outstanding as of June 30, 2007, a 0.25% increase in interest rates would result in approximately $0.6 million of additional interest expense annually.

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
The residential construction services and building products industry is highly dependent on demand for single-family homes, which is influenced by several factors. These factors include economic changes nationally and locally, mortgage and other interest rates, job formation, consumer confidence, demographic trends, inflation and building permit activity as well as other factors. The construction of new homes may experience decline due to home inventory levels, the availability and affordability of land in attractive metropolitan areas, shortages of qualified tradespeople, shortages of materials and regulations that impose restrictive zoning and density requirements. Also, changes to housing patterns may occur, such as an increase in consumer demand for urban living rather than single-family suburban neighborhoods. All of these factors could limit demand for home construction and may adversely impact our financial condition, results of operations or cash flows.

There are risks associated with our business model.
Our business model seeks the strategic growth of construction services and distribution of building products in an effort to provide a comprehensive solution to high-volume and other homebuilders. Providing these services and products includes the risks of availability and cost of qualified labor and claims for construction defects, product liability and workers’ compensation as well as the timely sourcing and availability of building products. Additionally, there is no guarantee that our efforts to offer these comprehensive solutions will continue to be accepted by the marketplace.

The integration of acquired businesses may not result in anticipated cost savings and revenue synergies being fully realized or may take longer to realize than expected.
Our growth has been largely due to acquisitions and we intend to continue this strategy. The integration of acquired businesses may not result in anticipated cost savings and revenue synergies being fully realized or may take longer to realize than expected. The management and acquisition of businesses involves substantial risks including:
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
Our growth has been largely due to acquisitions and we intend to continue this strategy. Failure to identify and acquire suitable acquisition candidates could have an adverse effect on our growth. Also, the increasing level of consolidation occurring in the construction services and building products distribution industry may limit the availability and suitability of acquisition candidates.

Our success is dependent upon the availability of and our ability to attract, train and retain qualified individuals.
Competition for employees is especially intense in both construction services and building products distribution. In markets with strong housing demand, we may experience shortages in qualified labor and key personnel, which may limit our ability to complete contracts as well as obtain additional contracts with builders. Additional employment and eligibility requirements as well as enhanced and perceived enforcement from state and federal authorities could also limit the availability of qualified labor. We cannot guarantee that we will be successful in recruiting and retaining qualified employees in the future.

An inability to implement and maintain cost structures that align with revenue growth may have an adverse impact on our operating results.
When we experience slower periods of homebuilding activity, acquire new businesses or expand existing operations, we may experience inefficiencies in our cost structures. Our evaluation of and changes to expenses in response to declining sales may not occur timely, leading to higher costs and lower returns on sales.

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
We are subject to various federal, state, local and other regulations, including among other things, work safety regulations promulgated by the Department of Labor’s Occupational Safety and Health Administration, transportation regulations promulgated by the Department of Transportation, employment regulations promulgated by the Department of Homeland Security and the United States Equal Employment Opportunity Commission and state and local zoning restrictions and building codes. More burdensome regulatory requirements in these or other areas may increase our costs and have an adverse effect on our financial condition, results of operations or cash flows.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In June 2007, our Board of Directors authorized the repurchase of up to $25 million of our common shares through March 2008. No common shares were repurchased in the period ended June 30, 2007.

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

Ratification of Independent Registered Public Accountants
Our shareholders ratified the selection of KPMG LLP as our independent registered public accountants at the annual meeting and votes were cast as follows:

For	Withheld	Abstain
26,280,668	146,674	46,429

Item 5 - Other Information

None.

Item 6 - Exhibits

(a)	Exhibits

	Number	Description

	10.46	Building Materials Holding Corporation General Terms and Conditions BMC West Corporation Key Management Long-Term Cash Incentive Plan

	11.0	Statement regarding computation of earnings per share (see Note 2 to Consolidated Financial Statements)

	31.1	Section 302 Certification

	31.2	Section 302 Certification

	32.0	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDING MATERIALS HOLDING CORPORATION
Date: July 31, 2007	/s/ Robert E. Mellor
Robert E. Mellor Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Date: July 31, 2007	/s/ William M. Smartt
William M. Smartt Senior Vice President and Chief Financial Officer (Principal Financial Officer)