Form 10-Q
period 2007-09-30
BUILDING MATERIALS HOLDING CORP
filed 2007-10-31
CIK 1046356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock as of October 30, 2007 was 29,376,950.

BUILDING MATERIALS HOLDING CORPORATION

FORM 10-Q

For the Period Ended September 30, 2007

Item 1 - Financial Statements

Building Materials Holding Corporation
Consolidated Statements of Operations
(thousands, except per share data)
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Sales
Construction services	$351,738	$485,790	$1,076,735	$1,595,579
Building products	266,542	332,004	789,078	1,010,920
Total sales	618,280	817,794	1,865,813	2,606,499

Costs and operating expenses
Cost of goods sold
Construction services	307,192	400,371	927,459	1,314,028
Building products	193,073	238,676	572,578	737,168
Impairment of assets	—	—	—	2,237
Selling, general and administrative expenses	109,718	117,790	332,729	377,311
Other income, net	(1,838)	(1,777)	(14,189)	(4,026)
Total costs and operating expenses	608,145	755,060	1,818,577	2,426,718

Income from operations	10,135	62,734	47,236	179,781

Interest expense	8,751	8,566	26,470	20,621
Income from continuing operations before income taxes and minority interests	1,384	54,168	20,766	159,160

Income taxes (benefit)	(148)	17,370	5,674	55,068
Minority interests income, net of income taxes	(414)	(2,398)	(790)	(8,472)
Income from continuing operations	1,118	34,400	14,302	95,620

Income from discontinued operations prior to sale	1,178	1,537	3,220	3,193
Gain on sale of discontinued operations	3,722	—	3,722	—
Income taxes	1,850	589	2,625	1,221
Income from discontinued operations	3,050	948	4,317	1,972

Net income	$4,168	$35,348	$18,619	$97,592

Net income per share:
Continuing operations	$0.04	$1.20	$0.50	$3.35
Discontinued operations	0.10	0.04	0.15	0.07
Basic	$0.14	$1.24	$0.65	$3.42

Continuing operations	$0.04	$1.17	$0.48	$3.23
Discontinued operations	0.10	0.03	0.15	0.07
Diluted	$0.14	$1.20	$0.63	$3.30

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Balance Sheets
(thousands, except per share data)
(unaudited)

	September 30	December 31		September 30	December 31
	2007	2006		2007	2006
Assets			Liabilities, Minority Interests and Shareholders’ Equity
Cash and cash equivalents	$33,604	$74,272
Marketable securities	6,623	4,337	Accounts payable	$115,432	$109,129
Receivables, net of allowances			Accrued compensation	42,079	48,180
of $4,968 and $4,487	292,048	276,497	Insurance deductible reserves	28,824	24,931
Inventory	135,954	141,457	Other accrued liabilities	36,419	103,145
Unbilled receivables	54,585	43,527	Billings in excess of costs and estimated
Deferred income taxes	11,456	8,914	earnings	30,412	27,622
Prepaid expenses and other	15,075	11,153	Current portion of long-term debt	4,971	8,143
Assets of discontinued operations	1,560	6,254	Liabilities of discontinued operations	2,348	2,461
Current assets	550,905	566,411	Current liabilities	260,485	323,611

Property and equipment			Deferred income taxes	13,951	9,138
Land	62,736	61,217	Insurance deductible reserves	26,542	25,841
Buildings and improvements	138,095	136,659	Long-term debt	373,885	349,161
Equipment	193,658	186,956	Other long-term liabilities	39,211	41,390
Construction in progress	7,305	8,579
Accumulated depreciation	(154,119)	(136,020)	Minority interests	3,028	7,141
Marketable securities	52,192	53,513
Deferred loan costs	4,639	5,481	Commitments and contingent liabilities	—	—
Other long-term assets	31,112	26,975
Other intangibles, net	98,966	108,792	Shareholders’ equity
Goodwill	320,841	308,000	Common shares, $0.001 par value:
Assets of discontinued operations	—	2,348	authorized 50 million; issued
	$1,306,330	$1,328,911	and outstanding 29.4 and 29.2
			million shares	29	29
			Additional paid-in capital	161,876	154,405
			Retained earnings	428,752	418,927
			Accumulated other comprehensive income (loss), net	(1,429)	(732)
			Shareholders’ equity	589,228	572,629
				$1,306,330	$1,328,911

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Shareholders’ Equity
(thousands)
(unaudited)

						Accumulated Other Comprehensive Income (Loss)
						Net Unrealized Gain (Loss) From
			Additional			Interest
	Common Shares		Paid-In	Unearned	Retained	Rate Swap	Marketable
	Shares	Amount	Capital	Compensation	Earnings	Contracts	Securities	Total
Balance at December 31, 2005	28,759	$29	$143,780	$(2,698)	$328,463	$736	$(249)	$470,061

Net income	—	—	—	—	97,592	—	—	97,592
Unrealized gain	—	—	—	—	—	478	281	759
Taxes for unrealized gain	—	—	—	—	—	(184)	(108)	(292)
Comprehensive income								98,059

Reclassify unearned compensation - restricted shares	—	—	(2,698)	2,698	—	—	—	—
Earned compensation - options	—	—	3,900	—	—	—	—	3,900
Earned compensation - restricted shares	—	—	2,310	—	—	—	—	2,310
Issuance of restricted shares	138	—	—	—	—	—	—	—
Share options exercised	75	—	663	—	—	—	—	663
Tax benefit for share options exercised	—	—	707	—	—	—	—	707
Shares issued from Director Plan	12	—	415	—	—	—	—	415
Shares issued from Employee Plan	51	—	1,511	—	—	—	—	1,511
Cash dividends on common shares	—	—	—	—	(8,696)	—	—	(8,696)
Balance at September 30, 2006	29,035	$29	$150,588	$—	$417,359	$1,030	$(76)	$568,930

Balance at December 31, 2006	29,153	$29	$154,405	$—	$418,927	$(548)	$(184)	$572,629

Net income	—	—	—	—	18,619	—	—	18,619
Unrealized loss	—	—	—	—	—	(1,797)	—	(1,797)
Tax benefit for unrealized loss	—	—	—	—	—	678	—	678

Unrealized gain	—	—	—	—	—	—	639	639
Taxes for unrealized gain	—	—	—	—	—	—	(217)	(217)
Comprehensive income								17,922

Earned compensation - options	—	—	3,928	—	—	—	—	3,928
Earned compensation - restricted shares	—	—	2,445	—	—	—	—	2,445
Tax benefit for vested restricted shares	—	—	167	—	—	—	—	167
Issuance of restricted shares	158	—	—	—	—	—	—	—
Share options exercised	27	—	167	—	—	—	—	167
Tax benefit for share options exercised	—	—	82	—	—	—	—	82
Shares issued from Director Plan	27	—	405	—	—	—	—	405
Shares issued from Employee Plan	12	—	277	—	—	—	—	277
Cash dividends on common shares	—	—	—	—	(8,794)	—	—	(8,794)
Balance at September 30, 2007	29,377	$29	$161,876	$—	$428,752	$(1,667)	$238	$589,228

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Cash Flows
(thousands)
(unaudited)

	Nine Months Ended September 30
Operating Activities	2007	2006
Net income	$18,619	$97,592

Items in net income not using (providing) cash:
Minority interests, net	790	8,472
Depreciation and amortization	36,509	33,277
Deferred loan cost amortization	842	685
Impairment of assets	—	2,237
Share-based compensation	6,722	6,851
Gain on sale of discontinued operations	(3,722)	—
Gain on sale of assets, net	(8,738)	(126)
Realized loss on marketable securities	15	231
Deferred income taxes	3,649	2,509
Changes in assets and liabilities, net of effects of acquisitions and divestitures of business units:
Receivables, net	(14,498)	31,834
Inventory	5,482	11,751
Unbilled receivables	(11,058)	2,323
Prepaid expenses and other current assets	(3,946)	(2,745)
Accounts payable	9,543	(13,899)
Accrued compensation	(6,173)	(5,033)
Insurance deductible reserves	3,893	2,243
Other accrued liabilities	(10,294)	15,608
Billings in excess of costs and estimated earnings	2,790	(6,787)
Other long-term assets and liabilities	(10,595)	(8)
Other, net	461	(19)
Cash flows provided by operating activities	20,291	186,996

Investing Activities
Purchases of property and equipment	(21,771)	(47,805)
Acquisitions and investments in businesses, net of cash acquired	(76,440)	(200,725)
Proceeds from dispositions of property and equipment	16,325	1,823
Proceeds from sale of discontinued operations	9,592	—
Purchase of marketable securities	(26,447)	(38,492)
Proceeds from sales of marketable securities	26,161	20,540
Other, net	(290)	(3,188)
Cash flows used by investing activities	(72,870)	(267,847)

Financing Activities
Net borrowings under revolver	28,700	110,700
Principal payments on term notes	(2,625)	(2,813)
Net payments on other notes	(4,523)	(984)
(Decrease) Increase in book overdrafts	(275)	1,793
Proceeds from share options exercised	167	663
Tax benefit for share-based payments	249	707
Dividends paid	(8,771)	(7,951)
Deferred financing costs	—	(583)
Distributions to minority interests	(1,223)	(3,980)
Other, net	212	540
Cash flows provided by financing activities	11,911	98,092

(Decrease) Increase in Cash and Cash Equivalents	(40,668)	17,241

Cash and cash equivalents, beginning of period	74,272	30,078
Cash and cash equivalents, end of period	$33,604	$47,319

Supplemental Disclosure of Cash Flow Information
Accrued but unpaid dividends	$2,938	$2,903
Cash paid for interest	$25,595	$18,905
Cash paid for income taxes	$7,569	$60,505

Supplemental Disclosure of Investing Activities
Fair value of assets acquired	$12,999	$262,755
Liabilities assumed	$840	$62,030
Cash paid for acquisitions made this period	$12,159	$181,664
Cash paid for acquisitions made in prior period	$64,281	$19,061

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

In September 2007, BMC West completed the sale of three building materials distribution operations in Western Colorado. As a result of this transaction:
•	the operating results of these operations are presented separately from continuing operations within the caption of discontinued operations and
•	related assets and liabilities are separately classified in the consolidated balance sheet.

These consolidated financial statements refer to three months as a quarter and nine months as a period.

These consolidated financial statements have not been audited by independent registered public accountants. However, in the opinion of management, all adjustments, including those of a normal and recurring nature, necessary to present fairly the results for the periods have been included. The preparation of these consolidated financial statements required estimates and assumptions. Actual results may differ from those estimates.

Nature of Operations
Building Materials Holding Corporation (BMHC) provides construction services and building products to professional homebuilders and contractors in western and southern regions of the United States. We operate through two separately managed and reportable business segments: SelectBuild and BMC West. SelectBuild provides framing and other construction services to production homebuilders in 16 of the top 25 single-family construction markets. BMC West distributes building materials, manufactures building components (millwork, floor and roof trusses and wall panels) and provides construction services to professional builders and contractors through a network of 41 distribution facilities and 61 manufacturing facilities.

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

In order to improve financial returns, we periodically evaluate our investments in property and equipment. As a result, property and equipment may be consolidated, leased or sold. We recognized a gain of $8.7 million for the period ended September 30, 2007, a gain of $0.1 million for the period ended September 30, 2006 and a loss of $0.2 million for 2006 from sales of property and equipment.

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

Shipping and Handling
Shipping and handling costs for manufactured building components and construction services are included as a component of cost of goods sold. Shipping and handling costs for building products are included as a component of selling, general and administrative expenses and were $54.8 million for the period ended September 30, 2007, $59.2 million for the period ended September 30, 2006 and $78.8 million for 2006.

Reclassifications
Certain reclassifications, none of which affected previously reported consolidated results of operations, cash flows or shareholders’ equity, have been made to amounts reported in prior periods to conform to the current period presentation.

SelectBuild identified certain costs of sourcing materials and reclassified these costs to cost of goods sold from selling, general and administrative expenses. Costs reclassified to cost of goods sold from selling, general and administrative expenses were $8.5 million for the quarter ended September 30, 2006, $21.9 million for the period ended September 30, 2006 and $29.1 million for 2006. These reclassifications, none of which affected previously reported consolidated results of operations, cash flows or shareholders’ equity, have been made to amounts reported in prior periods to conform to the current period presentation.

Recent Accounting Principles
In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This accounting principle expands the use of fair value accounting. Entities may elect to measure eligible items at fair value at specified election dates, however the fair value election is irrevocable and made on an instrument-by-instrument basis. Eligible items include financial assets and liabilities, firm commitments for financial instruments, loan commitments, nonfinancial insurance contracts and warranties (goods or services settled by a third party) and host financial instruments. Upon adoption, unrealized gains and losses for existing items measured at fair value are recorded as a cumulative adjustment to beginning retained earnings and subsequent changes are recognized in earnings at each reporting date. We elected to not adopt the fair value measurement option for eligible items. This accounting principle and related disclosures were adopted effective January 2007 and had no impact on consolidated financial position, results of operations or cash flows.

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

2. Discontinued Operations

The results of operations and financial position of discontinued operations are separately reported for all periods presented.

•
In September 2007, BMC West sold three building materials distribution businesses in Western Colorado for $11.4 million consisting of $9.6 million cash and a $1.8 million note receivable. As a result, we recognized an initial gain of $3.7 million. These business units were previously reported as a component of BMC West and were approximately 3% of sales.

Assets, liabilities, sales and income for these operations are separately reported from continuing operations and were as follows (thousands):

	September 30
	2007	2006	2006
Assets	$1,560	$9,683	$8,602
Liabilities	$2,348	$3,219	$2,461

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006	2006
Sales
Building Products	$11,093	$12,805	$29,691	$30,649	$41,903
Income from discontinued operations	$3,050	$948	$4,317	$1,972	$2,971

Assets of discontinued operations at September 2007 includes $1.3 million of real estate related to one of these operations and is expected to be sold.

3. Net Income Per Share

Net income per share was determined using the following information (thousands, except per share data):
	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006	2006
Income from continuing operations	$1,118	$34,400	$14,302	$95,620	$99,103
Income from discontinued operations	3,050	948	4,317	1,972	2,971
Net income	$4,168	$35,348	$18,619	$97,592	$102,074

Weighted average shares - basic	28,945	28,617	28,800	28,573	28,603
Effect of dilutive:
Share options	512	776	598	846	830
Restricted shares	99	159	142	150	156
Weighted average shares - assuming dilution	29,556	29,552	29,540	29,569	29,589

Net income per share:
Continuing operations	$0.04	$1.20	$0.50	$3.35	$3.47
Discontinued operations	0.10	0.04	0.15	0.07	0.10
Basic	$0.14	$1.24	$0.65	$3.42	$3.57

Continuing operations	$0.04	$1.17	$0.48	$3.23	$3.35
Discontinued operations	0.10	0.03	0.15	0.07	0.10
Diluted	$0.14	$1.20	$0.63	$3.30	$3.45

Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30	$0.40

Certain share options and restricted shares are excluded from the computation of diluted earnings per share for:
•	options with exercise prices greater than the average market value of the common shares (options out-of-the-money) and
•	unrecognized compensation expense for restricted shares with after-tax proceeds greater than the average market value of the common shares
Options and restricted shares excluded from the computation of diluted net income per share will change based on additional grants as well as the average market value of the common shares for the period. These options and restricted shares that are not dilutive and therefore excluded from the computation of diluted net income per share were as follows (thousands, except share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006	2006
Average market value of shares	$13	$25	$17	$31	$30
Share options:
Exercise price range	$15 to $38	$23 to $38	$15 to $38	$23 to $38	$23 to $38
Not dilutive	1,328	819	1,328	819	819
Restricted shares:
Grant price range	$18 to $42	$34 to $42	$34	$—	$—
Not dilutive	299	139	2	—	—

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

5. Acquisitions and Minority Interests

Acquisitions are accounted for under the purchase method of accounting. The purchase price is allocated to the assets acquired, including intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. Subsequent to the initial allocation of purchase price, adjustments may be made to reflect the fair value of working capital and tangible assets. Any excess of the purchase price over the estimated fair value of the identifiable assets and liabilities acquired is recorded as goodwill. Operating results of acquired businesses are included in the consolidated statements of operations from the date of acquisition.

•	In March 2007, SelectBuild acquired a concrete services business in Fresno, California for approximately $0.7 million in cash.

•	In December 2006, SelectBuild acquired a distribution services business in Southern California for $1.6 million in cash.

•	In August 2006, SelectBuild acquired a window installation business in Arizona for $13.9 million in cash.

•
In July 2006, SelectBuild acquired a framing services business in Southern California for $78.6 million in cash. Additional consideration of $3.1 million was paid in the third quarter of 2007 for operating performance through June 2007. Additional cash payments may be required based on operating performance through June 2009.

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

•
In September 2007, SelectBuild acquired the remaining 49% interest in SelectBuild Trim for $0.5 million in cash which is payable in the fourth quarter. In January 2007, SelectBuild formed this venture for an initial 51% interest for $0.5 million in cash. SelectBuild Trim provides door and molding installation services in Las Vegas, Nevada.

•
In September 2007, SelectBuild acquired the remaining 49% interest in A-1 Building Components, LLC (A-1 Truss) for $5.0 million in cash of which $4.0 million is payable in the fourth quarter. Information required to complete the purchase price allocation is not yet available. Final allocation of the purchase price will be completed as soon as this information is available. In September 2004, SelectBuild acquired an initial 51% interest for $2.3 million in cash. A-1 Truss manufactures trusses in Fort Pierce, Florida.

•
In May 2007, SelectBuild acquired the remaining 33% interest in SelectBuild Mid-Atlantic (WBC Mid-Atlantic) for no consideration pursuant to the operating agreement. In October 2003, SelectBuild acquired an initial 67% interest for $5.1 million in cash and $0.2 million of our common shares. SelectBuild Mid-Atlantic provides framing services to production homebuilders in Delaware, Maryland and Virginia.

•
In April 2007, SelectBuild acquired the remaining 27% interest in Riggs Plumbing for $10.5 million in cash. In July 2005, SelectBuild acquired an additional 13% interest for $1.4 million in cash and in April 2005, acquired an initial 60% interest for $17.8 million in cash. Riggs Plumbing provides plumbing services to production homebuilders in the Phoenix and Tucson markets.

•
In November 2006, SelectBuild acquired the remaining 49% interest in BBP Companies for $22.8 million in cash. In July 2005, SelectBuild acquired an initial 51% interest for $9.4 million in cash and $1.0 million of our common shares. BBP Companies provide concrete services to production homebuilders in Arizona.

•
In January 2006, SelectBuild acquired the remaining 20% interest in SelectBuild Florida (WBC Construction, LLC) for $36.0 million in cash. In August 2005, SelectBuild acquired an additional 20% interest for $24.8 million in cash and in January 2003, acquired an initial 60% interest for $22.9 million in cash and $1.0 million of our common shares. SelectBuild Florida provides concrete block masonry and concrete service to production homebuilders in Florida.

Assets and liabilities acquired in acquisitions made in 2007 and 2006, including payments of amounts retained for settlement periods, were as follows (thousands):

	September 30	December 31		September 30	December 31
	2007	2006		2007	2006
Receivables	$—	$44,683	Accounts payable	$—	$10,376
Inventory	—	19,957	Accrued compensation	—	1,447
Unbilled receivables	—	10,101	Other accrued liabilities	(56,266)	50,340
Prepaid expenses and other	18	263	Billings in excess of costs and
			estimated earnings	—	23,557
Current assets	18	75,004	Current liabilities	(56,266)	85,720

Property and equipment	216	19,845	Deferred income taxes	(917)	937
Other long-term assets	—	42	Other long-term liabilities	—	8,173
Other intangibles, net	2,502	68,692	Minority interests	(3,680)	(10,627)
Goodwill	12,841	122,374
	$15,577	$285,957		$(60,863)	$84,203

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

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Sales - as reported	$618,280	$817,794	$1,865,813	$2,606,499
Pro forma Sales	$618,280	$820,035	$1,866,577	$2,685,880

Income from continuing operations - as reported	$1,118	$34,400	$14,302	$95,620
Pro forma Income from continuing operations	$1,476	$34,537	$15,090	$100,451

Income from continuing operations per share:
Diluted - as reported	$0.04	$1.17	$0.48	$3.23
Pro forma Diluted	$0.05	$1.17	$0.51	$3.40

We have call rights and put obligations associated with the interests in SelectBuild Mechanical (KBI Mechanical) and SelectBuild Illinois (RCI Construction) that we do not currently own. Under the purchase agreements, we have the right to purchase the other owners’ remaining portions during certain periods or if certain conditions are met. Likewise, the other owners have the option to require us to purchase their remaining portions during certain periods. The purchase price for the remaining portions will be based generally on a multiple of historical earnings. The following table summarizes the timing of these call and put obligations:

	Call Options	Put Options
SelectBuild Mechanical	December 2009 through December 2014	December 2009 through December 2014
SelectBuild Illinois	January 2008 through January 2012	January 2008 through January 2012

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

The fair value of these marketable securities were as follows (thousands):

	September 30	December 31
	2007	2006
U.S. government and agencies	$26,005	$25,661
Asset backed securities	16,681	18,278
Corporate securities	16,129	13,911
	$58,815	$57,850

Contractual maturities were as follows (thousands):

	September 30	December 31
	2007	2006
Less than 1 year	$6,623	$4,337
Due in 1 to 2 years	16,705	16,648
Due in 2 to 5 years	35,194	36,865
More than 5 years	293	—
	$58,815	$57,850

7. Intangible Assets and Goodwill

Intangible assets represent the values assigned to customer relationships, covenants not to compete, trade names and favorable leases. Intangible assets are amortized on a straight-line basis over their expected useful lives. Customer relationships are amortized over 3 to 17 years, covenants not to compete over 3 to 5 years, trade names over 3 years and favorable leases over 5 years. Amortization expense for intangible assets was $12.3 million for the period ended September 30, 2007, $10.6 million for the period ended September 30, 2006 and $14.7 million for 2006. Intangible assets consist of the following (thousands):

	September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$123,560	$(31,155)	$92,405
Covenants not to compete	12,179	(6,200)	5,979
Trade names	204	(204)	—
Favorable leases	780	(198)	582
	$136,723	$(37,757)	$98,966

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$122,498	$(22,125)	$100,373
Covenants not to compete	13,094	(4,802)	8,292
Trade names	204	(159)	45
Favorable leases	146	(64)	82
	$135,942	$(27,150)	$108,792

Estimated amortization expense for intangible assets is $4.2 million for the remainder of 2007, $16.0 million for 2008, $15.4 million for 2009, $14.4 million for 2010, $13.1 million for 2011 and $35.9 million thereafter.

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

Changes in the carrying amount of goodwill by business segment were as follows (thousands):

	SelectBuild	BMC West	Total
Balance at December 31, 2006	$287,123	$20,877	$308,000
Purchase price adjustment	(182)	—	(182)
Goodwill acquired	13,023	—	13,023
Balance at September 30, 2007	$299,964	$20,877	$320,841

While goodwill is tested for impairment annually and not amortized for financial statement purposes, goodwill may be deductible for income tax purposes. Certain goodwill is non-deductible. Changes to non-deductible goodwill were as follows (thousands):

	SelectBuild	BMC West	Total
Balance at December 31, 2006	$33,939	$7,423	$41,362
Purchase price adjustment	(4,656)	—	(4,656)
Balance at September 30, 2007	$29,283	$7,423	$36,706

8. Debt

Long-term debt consists of the following (thousands):

As of September 30, 2007			Notional Amount of	Effective Interest Rate
	Balance	Stated Interest Rate	Interest Rate Swaps	Average for Quarter	As of September 30
Revolver	$28,700	LIBOR plus 1.50% or Prime plus 0.25% and 0.25 commitment fee	$—	8.0%	10.8%
Term note	346,500	LIBOR plus 2.50% or Prime plus 1.25%	200,000	7.7%	7.8%
Other	3,656	Various	—	—	—
	378,856		$200,000

Less: Current portion	4,971
	$373,885

As of December 31, 2006			Notional Amount of	Effective Interest Rate
	Balance	Stated Interest Rate	Interest Rate Swaps	Average for Year	As of December 31
Revolver	$—	LIBOR plus 1.25% or Prime plus 0.00% and 0.225% commitment fee	$ ―	6.5%	n/a
Term note	349,125	LIBOR plus 2.50% or Prime plus 1.25%	200,000	6.7%	7.0%
Other	8,179	Various	—	—	—
	357,304		$200,000

Less: Current portion	8,143
	$349,161

Revolver
In November 2006, we entered into an amended $500 million revolver with a group of lenders. The revolver matures in November 2011. The revolver consists of both LIBOR and Prime based borrowings. These variable interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 1.00% to 2.00%, or Prime plus 0.00% to 0.75%. Additionally, a commitment fee for the unused portion of the revolver is subject to quarterly operating performance and ranges from 0.20% to 0.35%. Interest is paid quarterly. As of September 30, 2007, $28.7 million was outstanding under the revolver.

The effective interest rate is based on interest rates for the period as well as the commitment fee for the unused portion of the revolver.

Letters of credit outstanding that guaranteed performance or payment to third parties were $92.9 million as of September 30, 2007 and $97.2 million as of December 31, 2006. These letters of credit reduce borrowing availability under the revolver.

Term Note
In November 2006, we entered into a $350 million term note with a group of lenders. The term note matures in November 2013 and is payable in quarterly installments for the first 7 years in amounts equal to 1% of the initial principal per year and the remaining principal due November 2013. The variable interest rate for the term note is LIBOR plus 2.50%, or Prime plus 1.25%. Interest is paid quarterly. As of September 30, 2007, $346.5 million was outstanding under this term note.

Other
As of September 30, 2007, other long-term debt was $3.7 million. Other long-term debt consists of term notes, equipment notes and capital leases for equipment. Interest rates vary and dates of maturity are through March 2021.

Expansion of Credit Facility, Covenants and Maturities
The credit facility consists of the revolver and term note. The credit facility may be increased an aggregate amount of up to $250 million. The credit facility is collateralized by tangible and intangible property of our wholly-owned subsidiaries, except the assets of our captive insurance subsidiary. The credit facility contains covenants and conditions requiring the maintenance of certain financial ratios. At September 30, 2007, we were in compliance with these covenants and conditions.

Scheduled maturities of long-term debt are as follows (thousands):

2007	$1,277
2008	4,792
2009	4,109
2010	3,824
2011	32,409
Thereafter	332,445
$378,856

Hedging Activities
Derivative and hedging activities are recorded on the balance sheet at their fair values. In November 2006, we entered into interest rate swap contracts that effectively convert $200 million of the variable rate borrowings of the $346.5 million term note to a fixed interest rate of 7.6% through November 2012, thus reducing the impact of increases in interest rates on future interest expense. Approximately 58% of the outstanding variable rate borrowings of the term note as of September 30, 2007 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. After giving effect to the interest rate swap contracts, total borrowings were 54% fixed and 46% variable.

The fair value of derivative instruments is based on pricing models using current market rates. The fair value of the interest rate swap contracts was a long-term liability of $2.7 million and a corresponding deferred tax asset of $1.0 million as of September 30, 2007. The effective portion was recorded in accumulated other comprehensive income (loss), net, a separate component of shareholders’ equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings. The corresponding deferred tax asset was also recorded in accumulated other comprehensive income (loss), net for the income tax related to the estimated fair value of the interest rate swap contracts. The ineffective portion, if any, of the change in the value of the interest rate swap contracts is immediately recognized as a component of interest expense. Management may choose not to swap variable rates to fixed rates or may terminate a previously executed swap if the variable rate positions are more beneficial.

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

Common Shares
Our common shares have a par value of $0.001. We have 50 million shares authorized of which approximately 29.4 million are issued and outstanding as of September 30, 2007.

Of the unissued shares, 47,330 shares were reserved for the following:

Employee Stock Purchase Plan	4,767
2004 Incentive and Performance Plan	42,563

Shareholders’ Rights Plan
In September 1997, our Board of Directors adopted a shareholder rights plan. The plan expired in October 2007. When the plan was in effect, had a person acquired 15% or more of our common shares or made a tender offer or other offer to do so without the approval of the Board of Directors, our shareholders would have had the right to purchase our common shares or the shares of the acquiring company at a significant discount. The Board of Directors had the right to redeem the rights for a nominal amount, to extend the period before the rights may be exercised or to take other actions as defined. The plan was intended to encourage any person seeking to acquire us to negotiate with the Board of Directors.

Dividends
Cash dividends per common share were as follows:

	2007	2006
First quarter	$0.10	$0.10
Second quarter	0.10	0.10
Third quarter	0.10	0.10
Fourth quarter	—	0.10
	$0.30	$0.40

Repurchase Program
In March 2007, our Board of Directors authorized the repurchase of up to $25 million of our common shares through March 2008. No common shares were repurchased in the period ended September 30, 2007.

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

Our matching contributions range from 50% of the first 6% to 25% of the first 4% of the participant’s contribution. Matching contributions are established at the discretion of the Compensation Committee of our Board of Directors in February. Vesting in matching contributions occurs at the rate of 20% per year of service or upon reaching age 65, death, disability or under certain circumstances. Matching contributions of $3.6 million for the period ended September 30, 2007, $3.8 million for the period ended September 30, 2006 and $4.5 million for 2006 were made to the trusts based on a percentage of the contributions made by participants.

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

Matching contributions mirror the savings and retirement plan matching contribution percentage. Matching contributions are established at the discretion of the Compensation Committee of our Board of Directors in February. Matching contributions of $0.3 million for the period ended September 30, 2007, $0.4 million for the period ended September 30, 2006 and $0.4 million for 2006 were made to the trust based on a percentage of the contributions made by participants.

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

Contributions are 5.5% of net income and are allocated proportionately to participants based on their base salaries. Contributions, including the guaranteed return, were $2.7 million for the period ended September 30, 2007, $6.8 million for the period ended September 30, 2006 and $7.5 million for 2006.

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

Employee Stock Purchase Plan
In September 2000, our Board of Directors adopted the Employee Stock Purchase Plan, as approved by our shareholders in May 2001. The plan permits eligible employees to purchase common shares through payroll deductions of up to 10% of an employee’s compensation limited to $25,000 each year. The purchase price of the shares is 85% of the market price on the last day of each month. A total of 400,000 shares were initially reserved for this plan with 4,767 remaining for future purchase as of September 30, 2007. Shares are no longer issued due to the number of shares remaining in the plan. Compensation expense recognized was $0.2 million for the period ended September 30, 2007, $0.3 million for the period ended September 30, 2006 and $0.3 million for 2006.

2004 Incentive and Performance Plan
In February 2004, our Board of Directors adopted the 2004 Incentive and Performance Plan, as approved by our shareholders in May 2004. A total of 2.4 million shares were reserved for issuance under the plan. Employees and non-employee directors are eligible to receive awards at the discretion of the Compensation Committee. Options, appreciation rights, restricted shares, other share-based awards and non-discretionary awards may be granted under this plan. Unissued shares were 42,563 as of September 30, 2007, 736,466 as of September 30, 2006 and 736,466 as of December 31, 2006.

Options
•
Grants of options under the 2004 Incentive and Performance Plan vest ratably over 3 to 4 years from the date of grant and expire after 7 years if unexercised. Under certain circumstances some or all of the options may vest earlier. Options were awarded with exercise prices equal to the closing share price of our common shares on the date of grant.

•
In February 2000, our Board of Directors adopted the 2000 Stock Incentive Plan, as approved by our shareholders in May 2000. Grants of options under the 2000 Stock Incentive Plan vest ratably through the end of the fourth year from the date of grant and expire after 10 years if unexercised. Under certain circumstances some or all of the options may vest earlier. Options were awarded with exercise prices equal to the closing share price of our common shares on the date of grant. No further grants will be made under this plan.

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

The fair value of each option was estimated on the date of grant using the modified Black-Scholes-Merton model. The following table presents the weighted average assumptions used in the valuation and the resulting fair value:

	Nine Months Ended September 30
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

Activity for option awards was as follows (thousands, except per share data):

	September 30 2007			September 30 2006		2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	2,521	$14	5.1	2,300	$10	2,300	$10
Granted	541	$18		409	$38	409	$38
Exercised	(26)	$6		(75)	$9	(176)	$7
Forfeited	(34)	$30		(12)	$22	(12)	$22
Outstanding at end of the period	3,002	$15	4.7	2,622	$14	2,521	$14

Exercisable at end of the period	2,045	$11	4.1	1,619	$8	1,658	$8

	Nine Months Ended September 30
	2007	2006	2006
Weighted average grant-date fair value	$8	$18	$18
Intrinsic value of options exercised	$282	$1,837	$3,840
Fair value of options vested	$4,473	$2,457	$2,955

The intrinsic value (the difference between our share price on the date of exercise and the exercise price) for options exercised represents the value received by option holders that exercised their options.

As of September 30, 2007, option awards outstanding and exercisable were as follows (thousands, except per share data):
	Options Outstanding				Options Exercisable
Exercise Price Range	Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life (years)	Shares	Weighted Average Exercise Price	Intrinsic Value
$4 to $6	540	$5		2.7	540	$5
$6 to $7	335	$7		5.4	335	$7
$7 to $8	467	$7		5.2	415	$7
$8 to $9	332	$9		3.6	332	$9
$14 to $19	532	$18		6.5	5	$18
$22 to $29	413	$23		4.4	280	$23
$37 to $39	383	$38		5.3	138	$38
	3,002				2,045
In-the-money:
Outstanding	1,674		$6,347
Exercisable					1,622		$6,239

The intrinsic value (the difference between our share price on the last day of trading in September 2007 and the exercise price) for in-the-money options, represents the value that would have been received by option holders had they exercised their options. These values change based on the fair market value of our shares.

The fair value of compensation expense recognized for options was $3.9 million for the period ended September 30, 2007, $3.9 million for the period ended September 30, 2006 and $5.1 million, including $0.3 million for options vested due to early retirement eligibility, for 2006. Options are not included in the calculation of basic income per share, however options are included in the calculation of diluted income per share.

As of September 30, 2007, there was $7.3 million of unrecognized compensation expense related to these options. This is recognized as the requisite services are rendered and is expected to be recognized ratably through March 2011.

Options exercised are settled with newly issued common shares.

Restricted Shares
Grants of restricted shares vest 3 years from the date of grant. Under certain circumstances some or all of the restricted shares may vest earlier. The fair value of restricted shares is the closing share price of our common shares on the date of grant. Compensation expense is recognized over the vesting period.

Activity for restricted share awards was as follows (thousands, except per share data):

	September 30 2007		September 30 2006		2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of the period	396	$24	258	$16	258	$16
Granted	172	$18	139	$38	139	$38
Vested	(142)	$11	—	$—	—	$—
Forfeited	(14)	$26	(1)	$38	(1)	$38
Nonvested at end of the period	412	$26	396	$24	396	$24

	Nine Months Ended September 30
	2007	2006	2006
Weighted average grant-date fair value	$18	$38	$38
Fair value granted	$3,034	$5,220	$5,220
Fair value of restricted shares vested	$1,556	$—	$—

The fair value of compensation expense recognized for restricted shares was $2.4 million for the period ended September 30, 2007, $2.3 million for the period ended September 30, 2006 and $3.1 million for 2006. Restricted shares are not included in the calculation of basic income per share, however restricted shares are included in the calculation of diluted income per share.

As of September 30, 2007, there was $5.0 million of unrecognized compensation expense related to these restricted shares. This is recognized as the requisite services are rendered and is expected to be recognized ratably through March 2010.

Shares
We issue shares to non-employee directors of our Board of Directors for their services. These shares vest immediately, however trading is restricted for 1 year from the date of grant. We issued 27,000 shares in May 2007, 12,000 shares in May 2006 and 14,000 shares in May 2005 and recognized compensation expense of $0.3 million for the period ended September 30, 2007, $0.3 million for the period ended September 30, 2006 and $0.4 million for 2006.

The following table summarizes equity compensation information as of September 30, 2007 (thousands, except per share data):

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	3,414	$13	43
Equity compensation plans not approved by security holders	—	—	—
Total	3,414	$13	43

Share-based compensation expense is included in selling, general and administrative expenses since it is incentive compensation issued primarily to our executives and senior management. Share-based compensation expense for options, restricted shares and share awards was $6.7 million for the period ended September 30, 2007, $6.9 million for the period ended September 30, 2006 and $8.9 million for 2006.

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

Our income tax compliance is periodically examined by various taxing authorities. Our tax returns for 2006 through 2003 are either under examination or open for future examination. We believe the ultimate results of examinations, if any, will not have an adverse effect on our financial condition, results of operations or cash flows. Revisions of estimated tax liabilities are reflected in the period such revisions are known.

Our combined federal and state tax rate decreased for the quarter and nine months due to tax credits.

In November 2006, SelectBuild acquired the remaining 49% interest in BBP Companies. Prior to the acquisition, income taxes associated with the other owner’s proportionate interest were $1.5 million for the period ended September 30, 2006 and $1.7 million for 2006. We were required to recognize income taxes for all of the earnings due to its C Corporation status. While these income taxes were recognized in income tax expense, the portion of income taxes associated with the other owner’s proportionate share of earnings was eliminated through minority interest.

The tax benefit associated with exercised options and vested restricted shares reduced taxes payable $0.9 million for the period ended September 30, 2007, $0.7 million for the period ended September 30, 2006 and $1.5 million for 2006. The tax impact for the difference between the fair value and the exercised value for options exercised and the difference between the grant-date value and vest-date value for vested restricted shares is recognized in additional paid-in capital, a component of shareholders’ equity.

12.  Financial Instruments

The estimated fair values of cash and cash equivalents, receivables, unbilled receivables, accounts payable and accruals are the same as their carrying amounts due to their short-term nature. After giving effect to the interest rate swap contracts, the interest for our debt is 54% fixed and 46% variable. The estimated market value of our debt, based on current interest rates for similar obligations with like maturities, was:
•	$2.0 million more than the amount of debt reported on the consolidated balance sheet at September 30, 2007 and
•	$0.2 million less than the amount of debt reported on the consolidated balance sheet at December 31, 2006.

Changes in interest rates expose us to financial market risk. We currently utilize interest rate swap contracts to hedge interest exposure on our term note. The interest rate swap contracts effectively convert $200 million of the term note to a fixed interest rate of 7.6% through November 2012. Changes in the fair value of the interest rate swap contracts are recorded as accumulated other comprehensive income (loss), net, a separate component of shareholders’ equity, and are subsequently reclassified into interest expense as interest expense is recognized on the term note.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006	2006
Balance at beginning of the period	$7,002	$7,163	$7,155	$5,404	$5,404
Provision for warranties	691	472	1,036	2,885	3,009
Provision for warranties from acquisitions	—	22	—	117	117
Warranty charges	(505)	(331)	(1,003)	(1,080)	(1,375)
Balance at end of the period	$7,188	$7,326	$7,188	$7,326	$7,155

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

SelectBuild
SelectBuild provides construction services to production homebuilders. These services include wood framing or concrete block masonry, concrete services, plumbing and other services. Construction services include managing labor and construction schedules as well as sourcing materials.

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

The financial performance for these reporting segments is based on income from continuing operations before interest expense, income taxes and minority interests. These segments follow the accounting principles described in the Summary of Significant Accounting Policies included in our most recent Annual Report on Form 10-K. Sales between segments are recognized at market prices.

Selected financial information by segment is as follows (thousands):

	Sales			Income (Loss) from Continuing Operations Before
	Total	Inter- Segment	Trade	Taxes and Minority Interests	Depreciation and Amortization	Capital (1) Expenditures	Assets
Three Months Ended September 30, 2007
SelectBuild	$298,597	$(45)	$298,552	$3,408	$8,127	$749	$736,456
BMC West	320,312	(584)	319,728	20,623	3,038	4,671	420,887
Corporate	—	—	—	(13,896)	1,196	354	147,427
Discontinued operations	—	—	—	—	—	4	1,560
	$618,909	$(629)	$618,280	10,135	$12,361	$5,778	$1,306,330
Interest expense				8,751
				$1,384

Three Months Ended September 30, 2006
SelectBuild	$448,743	$(10,729)	$438,014	$36,918	$8,467	$10,400	$800,592
BMC West	380,140	(360)	379,780	31,403	3,107	11,853	504,511
Corporate	—	—	—	(5,587)	790	1,788	107,061
Discontinued operations	—	—	—	—	—	4	9,683
	$828,883	$(11,089)	$817,794	62,734	$12,364	$24,045	$1,421,847
Interest expense				8,566
				$54,168

Nine Months Ended September 30, 2007
SelectBuild	$937,952	$(178)	$937,774	$21,696	$24,126	$8,029	$736,456
BMC West	929,246	(1,207)	928,039	63,219	8,965	11,423	420,887
Corporate	—	—	—	(37,679)	3,289	2,455	147,427
Discontinued operations	—	—	—	—	—	79	1,560
	$1,867,198	$(1,385)	$1,865,813	47,236	$36,380	$21,986	$1,306,330
Interest expense				26,470
				$20,766

Nine Months Ended September 30, 2006
SelectBuild	$1,450,415	$(12,172)	$1,438,243	$130,091	$22,030	$31,008	$800,592
BMC West	1,169,809	(1,553)	1,168,256	99,471	8,957	30,976	504,511
Corporate	—	—	—	(49,781)	2,146	5,078	107,061
Discontinued operations	—	—	—	—	—	27	9,683
	$2,620,224	$(13,725)	$2,606,499	179,781	$33,133	$67,089	$1,421,847
Interest expense				20,621
				$159,160

Year Ended December 31, 2006
SelectBuild	$1,744,092	$(12,278)	$1,731,814	$148,416	$30,002	$33,409	$722,328
BMC West	1,473,219	(1,766)	1,471,453	119,737	11,987	33,107	479,101
Corporate	—	—	—	(75,484)	3,104	6,174	118,880
Discontinued operations	—	—	—	—	—	28	8,602
	$3,217,311	$(14,044)	$3,203,267	192,669	$45,093	$72,718	$1,328,911
Interest expense				29,082
				$163,587

(1) Property and equipment from acquisitions are included as capital expenditures.

15. Quarterly Results of Operations

Operating results by quarter for 2007 and 2006 were as follows (thousands, except per share data):

	First	Second	Third	Fourth
2007
Sales	$561,342	$686,191	$618,280	$—
Income (loss) from continuing operations	$(5,417)	$18,601	$1,118	$—
Income from discontinued operations	$451	$816	$3,050	$—

Net income (loss) per share:
Continuing operations	$(0.19)	$0.63	$0.04	$—
Discontinued operations	0.02	0.03	0.10	—
Diluted	$(0.17)	$0.66	$0.14	$—

Common share prices:
High	$24.93	$18.36	$15.23	$—
Low	$18.11	$13.34	$10.58	$—

2006
Sales	$876,993	$911,712	$817,794	$596,768
Income from continuing operations	$27,738	$33,482	$34,400	$3,483
Income from discontinued operations	$331	$693	$948	$999

Net income per share:
Continuing operations	$0.94	$1.13	$1.17	$0.12
Discontinued operations	0.01	0.03	0.03	0.03
Diluted	$0.95	$1.16	$1.20	$0.15

Common share prices:
High	$40.32	$38.29	$28.01	$27.72
Low	$32.27	$25.36	$20.84	$23.95

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Business Environment and Executive Overview

We are one of the largest providers of residential construction services and building products in the United States, with a focus in the western and southern states. We provide construction services and building products in 16 of the top 25 single-family residential construction markets through our two subsidiaries, SelectBuild and BMC West. SelectBuild provides construction services to production homebuilders in key growth markets. BMC West markets and sells building products, manufactures building components and provides construction services to professional builders and contractors through a network of 41 distribution facilities and 61 manufacturing facilities.

On a national level, the homebuilding industry is experiencing a sharp downturn in new home construction. Over the past ten years, single-family housing starts have averaged 1.4 million units, with highs occurring most recently in 2005 and 2004. As of September 2007, the U.S. Census Bureau reported single-family housing starts at an annual rate of 1.0 million, a decline of approximately 31% over the prior year. Reduced buyer demand, high inventories of unsold homes and tighter lending practices are weakening the prospects of a recovery in the near future.

Our operating results have not been immune to the economic challenges of the homebuilding industry. Single-family building permits in our markets were down 33% for the three and nine months ended September 30, 2007 compared to the same periods a year ago. We are downsizing our operations to align with the current revenue trend in home construction and remain focused on managing costs, preserving capital and generating cash flow while maintaining or advancing our market share.

Historically, acquisitions have strengthened and broadened our construction services and building product capabilities as well as our presence in attractive markets. As part of our growth strategy, we believe acquisition opportunities strengthen and broaden our construction services and building products as well as our presence in attractive markets. In particular, we believe production homebuilders are seeking cost effective and reliable solutions to meet their construction services needs. Our services include framing, concrete, plumbing and other construction services as well as building product distribution and manufactured building components including trusses, millwork and wall panels. As we focus on managing our business through the current industry downturn, future acquisition initiatives will be limited.

Acquisition History

SelectBuild acquired businesses providing construction services to production homebuilders. Specifically, these businesses were as follows:

2007
•	remaining 49% interest in our existing door and molding installation services business in Las Vegas, Nevada (September)
•	remaining 49% interest in our existing truss manufacturer business in Fort Pierce, Florida (September)
•	remaining 33% interest in our existing framing services business in Delaware, Maryland and Virginia (May)
•	remaining 27% interest in our existing plumbing services business in Phoenix and Tucson, Arizona (April)
•	concrete services in Fresno, California (March)

2006
•	distribution services in Southern California (December)
•	remaining 49% interest in our existing concrete services business in Arizona (November)
•	window installation services in Phoenix, Arizona (August)
•	framing services in Southern California (July)
•	concrete services in Northern Arizona (April)
•	wall panel and truss manufacturer in Palm Springs, California (April)
•	remaining 20% interest in our existing concrete block masonry and concrete services business in Florida (January)
•	framing services in Palm Springs, California and Reno, Nevada (January)

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

We evaluate our results of operations including and excluding acquisitions. We believe a presentation of sales and income from operations excluding acquisitions not present in comparable periods enhances an understanding of the acquisitions as well as comparable operations for the respective periods. A reconciliation of sales and income from operations excluding acquisitions has been provided for the third quarter and nine months ended September 30, 2007 and 2006.

In September 2007, BMC West reported income from discontinued operations of $3.1 million which included a $3.7 million non-operating gain for a portion of the real estate associated with the sale of three building materials distribution operations in Western Colorado as well as their results of operations prior to the sale. The sale advanced the strategy of BMC West to emphasize value-added products and services for professional builders rather than retail-oriented operations. These business units were approximately 3% of sales and 5% of operating results for this business segment. The discussion regarding our results of operations for the third quarter and nine months ended September 30, 2007 and 2006 will focus on income from operations as reflected by continuing operations.

The following tables and subsequent discussions should be read in conjunction with the consolidated financial statements and the related notes in this Form 10-Q and our most recent Annual Report on Form 10-K.

RESULTS OF OPERATIONS

THIRD QUARTER OF 2007 COMPARED TO 2006

The amounts and percentage relationship to sales of certain costs, expenses and income items are as follows (millions, except per share data):

	Three Months Ended September 30
	2007		2006
Sales
Construction services	$352	57.0%	$486	59.4%
Building products	266	43.0	332	40.6
Total sales	618	100.0	818	100.0

Costs and operating expenses
Cost of goods sold
Construction services	307	87.2	400	82.3
Building products	193	72.6	239	72.0
Selling, general and administrative expenses	110	17.8	118	14.4
Other income, net	(2)	(0.3)	(2)	(0.2)
Total costs and operating expenses	608	98.4	755	92.3

Income from operations	10	1.6	63	7.7

Interest expense	9	1.5	9	1.1

Income from continuing operations before income taxes and minority interests	1	0.1	54	6.6

Income taxes (benefit)	—	—	18	2.2
Minority interests income, net of income taxes	—	—	(2)	0.2
Income from continuing operations	1	0.1	34	4.2

Income from discontinued operations prior to sale	1	0.2	2	0.2
Gain on sale of discontinued operations	4	0.6	—	—
Income taxes	2	0.3	1	0.1
Income from discontinued operations	3	0.5	1	0.1

Net income	$4	0.6%	$35	4.3%

Net income per share:
Continuing operations	$0.04		$1.17
Discontinued operations	0.10		0.03
Diluted	$0.14		$1.20

Consolidated Financial Results
Selected financial results are as follows (millions):

	2007	2006	$ Change	% Change
Sales
Construction services	$352	$486	$(134)	(28)%
Building products	266	332	(66)	(20)%
	$618	$818	$(200)	(24)%

Income from operations	$10	$63	$(53)	(84)%

Sales decreased 24% or $200 million to $618 million from $818 million in the same quarter a year ago. The U.S. Census Bureau reported a decline of 28% in single-family permits for the three months ended August 2007. Consistent with the national downturn in homebuilding, our sales were lower and reflected a decline in contract starts and building permits across all our markets. Sales were particularly weak in our Pacific and Southeast regions.

Income from operations decreased 84% or $53 million to $10 million from $63 million in the same quarter a year ago. Lower sales and competitive pricing, particularly for construction services, led to the decline in income from operations. Gross margins were 19.1% compared to 21.9% in the same quarter a year ago and declined for both construction services and building products.

Selling, general and administrative expenses were down $8 million due to reductions in the number of employees and related expenses as well as incentive compensation. As a percent of sales, these expenses were 17.8% compared to 14.4% in the same quarter a year ago. We continue to review and adjust our cost structures to align with the current revenue trend in home construction.

Income Taxes
For the quarter, an income tax benefit for continuing operations was from lower operating results and tax credits. Our combined federal and state tax rate decreased due to tax credits.

Business Segments

Sales and income from operations by business segment are as follows (millions):

	2007		2006
	Sales	Income from Operations	Sales	Income from Operations
SelectBuild	$298	$3	$438	$37
BMC West	320	21	380	31
Corporate	—	(14)	—	(5)
	$618	$10	$818	$63

SelectBuild
Selected financial results are as follows (millions):

	2007	2006	$ Change	% Change
Sales	$298	$438	$(140)	(32)%
Less: Acquisitions	(5)	—	(5)	—
	$293	$438	$(145)	(33)%

Income from operations	$3	$37	$(34)	(92)%
Less: Acquisitions	—	—	—	—
	$3	$37	$(34)	(92)%

Sales decreased 32% to $298 million from $438 million in the same quarter a year ago. The decline in sales volume was pervasive across all our regions, especially the Pacific and Southeast. Weakening demand for construction services was evident by lower contract starts in our markets and a decline of 36% in single-family building permits. The unsold inventory of new homes remains high as production homebuilders continue to curtail construction to balance supply with demand.

Income from operations decreased 92% to $3 million from $37 million in the same quarter of last year. Lower sales volume and competitive bidding for contract starts led to a sharp decline in gross margins. Margins were 11.5% compared to 17.9% in the same quarter a year ago.

Selling, general and administrative expenses were down $11 million due to reductions in the number of employees and related expenses as well as incentive compensation. Due to lower sales volume, these expenses as a percentage of sales were 10.6% compared to 9.6% in the same quarter a year ago.

BMC West
Selected financial results are as follows (millions):

	2007	2006	$ Change	% Change
Sales	$320	$380	$(60)	(16)%

Income from operations	$21	$31	$(10)	(32)%

Sales decreased 16% to $320 million from $380 million in the same quarter a year ago. Sales volume was lower across all our regions. Single-family building permits in our markets declined 29% relative to the third quarter of 2006. The decline in sales was less than the comparable decrease in building permits as we continue to expand our market share.

Income from operations decreased 32% to $21 million from $31 million in the same quarter of last year. The decline was attributable to lower sales volume. Gross margins of 26.2% were consistent with the same quarter a year ago despite a competitive pricing environment. Margins benefited from a shift in sales mix to higher margin manufactured building components and improvements in construction services.

Selling, general and administrative expenses decreased $5 million from the same quarter last year. We continue to review our operations for cost cutting opportunities as well as efficiencies in distribution and production processes. These expenses were lower due to:
•	reductions in the number of employees and related expenses as well as incentive compensation and
•	delivery and handling.

Due to lower sales, these expenses as a percent of sales increased to 19.9% from 18.0% in the same quarter a year ago.

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

Selected financial results are as follows (millions):

	2007	2006	$ Change	% Change
Operating expenses	$14	$5	$9	180%

Corporate expenses increased $9 million to $14 million from $5 million in the same quarter of 2006. The third quarter of 2006 included a $10 million reduction in the actuarial estimate of insurance expense as a result of improved claims experience. Excluding the reduction in the actuarial estimate in 2006, corporate expenses decreased due to reductions in the number of employees and related expenses as well as incentive compensation.

NINE MONTHS OF 2007 COMPARED TO 2006

The amounts and percentage relationship to sales of certain costs, expenses and income items are as follows (millions, except per share data):

	Nine Months Ended September 30
	2007		2006
Sales
Construction services	$1,077	57.7%	$1,595	61.2%
Building products	789	42.3	1,011	38.8
Total sales	1,866	100.0	2,606	100.0

Costs and operating expenses
Cost of goods sold
Construction services	927	86.1	1,314	82.4
Building products	573	72.6	737	72.9
Impairment of assets	—	—	2	0.1
Selling, general and administrative expenses	333	17.8	377	14.5
Other income, net	(14)	(0.7)	(4)	(0.2)
Total costs and operating expenses	1,819	97.5	2,426	93.1

Income from operations	47	2.5	180	6.9

Interest expense	26	1.4	21	0.8

Income from continuing operations before income taxes and minority interests	21	1.1	159	6.1

Income taxes (benefit)	5	0.3	55	2.1
Minority interests income, net of income taxes	(1)	—	(8)	0.3

Income from continuing operations	15	0.8	96	3.7

Income from discontinued operations prior to sale	3	0.2	3	0.1
Gain on sale of discontinued operations	4	0.2	—	—
Income taxes	3	0.2	1	—
Income from discontinued operations	4	0.2	2	0.1

Net income	$19	1.0%	$98	3.8%

Net income per share:
Continuing operations	$0.48		$3.23
Discontinued operations	0.15		0.07
Diluted	$0.63		$3.30

Consolidated Financial Results
Selected financial results are as follows (millions):

	2007	2006	$ Change	% Change
Sales
Construction services	$1,077	$1,595	$(518)	(32)%
Building products	789	1,011	(222)	(22)%
	$1,866	$2,606	$(740)	(28)%

Income from operations	$47	$180	$(133)	(74)%

Sales of $1.9 billion decreased 28% or $740 million from the same period a year ago. Sales from comparable operations were down 31% or $819 million. Consistent with national trends in homebuilding, sales of construction services were particularly lower and reflected the decline in contract starts and building permits across all our markets. According to the U.S. Census Bureau for the eight months ended August 2007, single-family permits in our markets were down 33%, while the U.S. overall was down 28%.

Income from operations of $47 million decreased $133 million or 74% from the same period a year ago. Operating income from comparable operations decreased $141 million or 78%. Gross margins were 19.6% compared to 21.3% in the same period a year ago. Lower sales of construction services and competitive pricing led to the decrease in margins. Building product margins improved to 27.4% compared to 27.1% in the same period a year ago.

Partially offsetting lower gross margins, selling, general and administrative expenses were reduced $44 million over the same period in 2006. These expenses were lower due to reductions in the number of employees and related expenses as well as incentive compensation. Selling, general and administrative expenses as a percent of sales increased to 17.8% from 14.5% due to:
•	lower sales, particularly construction services and the impact to sales of a decrease in commodity wood product prices and
•	a higher portion of selling, general and administrative expenses from building products.

Interest Expense
Interest expense of $26 million was up $5 million from the same period a year ago. The increase was due to higher interest rates and average borrowings. Borrowings were higher to complete payments for acquisitions made in the prior year and fund working capital requirements.

Income Taxes
Our combined federal and state income tax rate for continuing operations decreased to 28% from 37% in the same period a year ago. The reduction was due to tax credits.

Business Segments

Sales and operating income by business segment are as follows (millions):

	2007		2006
	Sales	Income from Operations	Sales	Income from Operations
SelectBuild	$938	$22	$1,438	$130
BMC West	928	63	1,168	99
Corporate	—	(38)	—	(49)
	$1,866	$47	$2,606	$180

SelectBuild
Selected financial results are as follows (millions):

	2007	2006	$ Change	% Change
Sales	$938	$1,438	$(500)	(35)%
Less: Acquisitions	(70)	—	(70)	—
	$868	$1,438	$(570)	(40)%

Income from operations	$22	$130	$(108)	(83)%
Less: Acquisitions	(8)	—	(8)	—
	$14	$130	$(116)	(89)%

Sales decreased 35% or $500 million to $938 million from $1.4 billion in the same period a year ago. Sales from comparable operations were 40% or $570 million lower. Sales from acquisitions not present in the same period of 2006 represented 7% of sales or $70 million. Reflective of a 38% decline in single-family permits in our markets, sales were lower in all our regions, particularly the Pacific and Southwest. Weak buyer demand coupled with high inventories of unsold homes sharply reduced new home construction by production homebuilders.

Income from operations decreased 83% to $22 million from $130 million in the same period a year ago. Operating income from comparable operations decreased 89% or $116 million. Acquisitions not present in the same period of 2006 represented 36% or $8 million of operating income. The sharp decline in income from operations was due to lower gross margins. Margins were adversely impacted by lower sales volume and competitive pricing for fewer contract starts. Margins declined to 13.0% from 17.8% in the same period a year ago.

Selling, general and administrative expenses decreased $23 million due to reductions in the number of employees and related expenses as well as incentive compensation. These reductions were partially offset by $5 million of expenses from acquisitions not present in the same period a year ago. Due to lower sales volume, selling, general and administrative expenses were higher as a percent of sales and were 10.9% compared to 8.7% in the same period a year ago.

BMC West
Selected financial results are as follows (millions):

	2007	2006	$ Change	% Change
Sales	$928	$1,168	$(240)	(21)%
Less: Acquisitions	(9)	—	(9)	—
	$919	$1,168	$(249)	(21)%

Income from operations	$63	$99	$(36)	(36)%
Less: Acquisitions	—	—	—	—
	$63	$99	$(36)	(36)%

Sales decreased 21% to $928 million from $1.2 billion in the same period a year ago. Sales were lower due to a 27% decrease in single-family building permits in our markets as well as the impact of lower commodity wood product prices. The decline in sales was pervasive across all our markets.

Income from operations decreased 36% to $63 million from $99 million in the same period a year ago. Income from operations included a pre-tax gain of $8.2 million for the sale of certain real estate associated with the relocation of a building materials operation in Texas. Gross margins benefited from a shift in sales mix to higher margin manufactured building components. Despite an improvement in gross margins to 26.1%, operating income declined due to lower sales volume.

Selling, general and administrative expenses decreased $10 million from the same period a year ago due to:
•	reductions in the number of employees and related expenses as well as incentive compensation and
•	delivery and handling.

Due to lower sales and decreases in commodity wood product prices, these expenses as a percent of sales increased to 20.5% from 17.1% in the same period a year ago.

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

Selected financial results are as follows (millions):

	2007	2006	$ Change	% Change
Operating expenses	$38	$49	$(11)	(22)%

Corporate expenses decreased 22% to $38 million from $49 million in the same period of 2006. The 2006 period included a $11 million reduction in the actuarial estimate of insurance expense due to improved claims experience. Excluding this reduction in the actuarial estimate in 2006, corporate expenses decreased $22 million due to reductions in the number of employees and related expenses as well as incentive compensation. Excluding this reduction in the actuarial estimate in 2006, these expenses were 2.0% of sales compared to 2.4% in the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
Our primary need for capital resources is to fund working capital and acquisitions as well as finance capital expenditures. We expect to fund these requirements through a combination of cash flow from operations and borrowings under our credit facility.

For the period ended September 30, 2007, cash was borrowed to complete payments for acquisitions made in the prior year and fund working capital requirements as well as finance capital expenditures. The sections that follow discuss in more detail our operating, investing and financing activities as well as our financing arrangements.

Operations
Cash provided by operating activities was $20.3 million compared to $187.0 million for the same period a year ago. Net income adjusted for non-cash items decreased $97.0 million due to slower construction activity as homebuilders curtailed production in an effort to align home inventory with demand. In addition, working capital requirements were $59.6 million more than the same period a year ago. For the period, cash was used for working capital requirements due to business seasonality whereas seasonality requirements in the same period a year ago were offset as the company began to experience a sharp cyclical correction of the homebuilding industry.

Capital Investment and Acquisitions
Cash used in investing activities was $72.9 million or $194.9 million less than $267.8 million in the same period a year ago. Cash use for investing activities reflected a $124.3 million reduction in acquisition expenditures. Cash used for the current period of $76.4 million was principally for payments on acquisitions made in 2006.

Cash used for investing activities also included capital expenditures of $21.8 million or $26.0 million less than $47.8 million for the same period a year ago. Capital expenditures were principally for relocation and expansion of materials distribution facilities as well as routine replacement of operating equipment.

Financing
Cash provided by financing activities was $11.9 million or $86.2 million less than $98.1 million for the same period a year ago as acquisitions and capital expenditures were substantially curtailed for the period.

Financing Arrangements
Our debt structure consists of a revolver, term note and other borrowings.

Revolver
In November 2006, we entered into an amended $500 million revolver with a group of lenders. The revolver matures in November 2011. The revolver consists of both LIBOR and Prime based borrowings. These variable interest rates are subject to quarterly adjustment based on operating performance and range from LIBOR plus 1.00% to 2.00%, or Prime plus 0.00% to 0.75%. Additionally, a commitment fee for the unused portion of the revolver is subject to quarterly operating performance and ranges from 0.20% to 0.35%. Interest is paid quarterly. As of September 30, 2007, $28.7 million was outstanding under the revolver.

The effective interest rate is based on interest rates for the period as well as the commitment fee for the unused portion of the revolver.

Letters of credit outstanding that guaranteed performance or payment to third parties were $92.9 million as of September 30, 2007 and $97.2 million as of December 31, 2006. These letters of credit reduce borrowing availability under the revolver.

Term Note
In November 2006, we entered into a $350 million term note with a group of lenders. The term note matures in November 2013 and is payable in quarterly installments for the first 7 years in amounts equal to 1% of the initial principal per year and the remaining principal due November 2013. The variable interest rate for the term note is LIBOR plus 2.50%, or Prime plus 1.25%. Interest is paid quarterly. As of September 30, 2007, $346.5 million was outstanding under this term note.

Other
As of September 30, 2007, other long-term debt was $3.7 million. Other long-term debt consists of term notes, equipment notes and capital leases for equipment. Interest rates vary and dates of maturity are through March 2021.

Expansion of Credit Facility, Covenants and Maturities
The credit facility consists of the revolver and term note. The credit facility may be increased an aggregate amount of up to $250 million. The credit facility is collateralized by tangible and intangible property of our wholly-owned subsidiaries, except the assets of our captive insurance subsidiary. The credit facility contains covenants and conditions requiring the maintenance of certain financial ratios. At September 30, 2007, we were in compliance with these covenants and conditions.

Scheduled maturities of long-term debt are as follows (thousands):

2007	$1,277
2008	4,792
2009	4,109
2010	3,824
2011	32,409
Thereafter	332,445
$378,856

Hedging Activities
Derivative and hedging activities are recorded on the balance sheet at their fair values. In November 2006, we entered into interest rate swap contracts that effectively convert $200 million of the variable rate borrowings of the $346.5 million term note to a fixed interest rate of 7.6% through November 2012, thus reducing the impact of increases in interest rates on future interest expense. Approximately 58% of the outstanding variable rate borrowings of the term note as of September 30, 2007 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. After giving effect to the interest rate swap contracts, total borrowings were 54% fixed and 46% variable.

The fair value of derivative instruments is based on pricing models using current market rates. The fair value of the interest rate swap contracts was a long-term liability of $2.7 million and a corresponding deferred tax asset of $1.0 million as of September 30, 2007. The effective portion was recorded in accumulated other comprehensive income (loss), net, a separate component of shareholders’ equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings. The corresponding deferred tax asset was also recorded in accumulated other comprehensive income (loss), net for the income tax related to the estimated fair value of the interest rate swap contracts. The ineffective portion, if any, of the change in the value of the interest rate swap contracts is immediately recognized as a component of interest expense. Management may choose not to swap variable rates to fixed rates or may terminate a previously executed swap if the variable rate positions are more beneficial.

In June 2004, we entered into interest rate swap contracts that effectively converted $100 million of variable rate borrowings to a fixed interest rate. These swaps were settled in November 2006 and the $1.5 million gain recognized for this settlement was reclassified to other income, net from accumulated other comprehensive income, net.

Equity

Repurchase Program
In March 2007, our Board of Directors authorized the repurchase of up to $25 million of our common shares through March 2008. No common shares were repurchased in the period ended September 30, 2007.

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

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships often referred to as structured finance or special purpose entities which might be established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2007, we are not involved in any transactions with unconsolidated entities.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Accelerated repayment of our revolver and term note may occur if certain financial conditions or warranties and representations are not met. The credit facility consists of the revolver and term note. The credit facility is collateralized by all tangible and intangible property, except assets of the captive insurance subsidiary. The credit facility contains covenants and conditions requiring the maintenance of certain financial ratios. At September 30, 2007, we were in compliance with these covenants and conditions.

We have potential put obligations and call rights associated with the interests in SelectBuild Mechanical (KBI Mechanical) and SelectBuild Illinois (RCI Construction) that we do not currently own. Under the purchase agreements, we have the right to purchase the remaining portions during certain periods or if certain conditions are met. Likewise, the other owners have the option to require us to purchase the remaining portions during certain periods. The purchase price for the remaining portions will be based generally on a multiple of historical earnings.

As part of our revolver, we have $92.9 million of letters of credit outstanding principally for the deductible portion of automobile, general liability and workers’ compensation claims. These obligations are not required to be recorded on our balance sheet and renew automatically on their various anniversary dates or until released by their respective beneficiaries.

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

At September 30, 2007, the reserve for these estimated losses was $0.3 million for SelectBuild and less than $0.1 million for BMC West. These reserves are established by assessing estimated costs to complete, change orders and claims. Assumptions for estimated costs to complete include material prices, labor costs, labor productivity and contract claims. Such estimates are inherently uncertain and therefore it is possible that actual completion costs may vary from these estimates. We have a history of making reasonable estimates of the extent of progress towards completion, contract revenue and contract completion costs. However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.

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

At September 30, 2007, goodwill was $299.9 million for SelectBuild and $20.9 million for BMC West. The impairment assessment includes determining the estimated fair value of reporting units based on discounting the future operating cash flows using a discount rate reflecting our estimated average cost of funds. Future operating cash flows are derived from our budget information, which includes assumptions of future volumes, pricing of commodity products and labor costs. Prices for commodity products are inherently volatile.

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

At September 30, 2007, the reserve for automobile, general liability and workers’ compensation claims was $55.4 million. The actuarial assessment includes determining the estimated cost of claims. The reserve for these claims is susceptible to change based on the estimated cost of the claims. Future reserves are subject to the nature and frequency of claims, medical cost inflation and changes in the insurance deductibles of the applicable insurance policies. Actual loss experience may be substantially different than the actuarial estimate.

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

At September 30, 2007, the reserve for warranties was $7.2 million. Specific terms and conditions for warranties vary from 1 year to 10 years and are based on geographic market and state regulations. The reserve for these claims is susceptible to change based on the estimated cost of the claim. We have a history of making reasonable estimates of warranties. However, due to uncertainties inherent in the estimation process, it is possible that actual warranty costs may vary from estimates. Revisions of estimated warranties are recognized in the period such revisions are known.

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

RECENT ACCOUNTING PRINCIPLES

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This accounting principle expands the use of fair value accounting. Entities may elect to measure eligible items at fair value at specified election dates, however the fair value election is irrevocable and made on an instrument-by-instrument basis. Eligible items include financial assets and liabilities, firm commitments for financial instruments, loan commitments, nonfinancial insurance contracts and warranties (goods or services settled by a third party) and host financial instruments. Upon adoption, unrealized gains and losses for existing items measured at fair value are recorded as a cumulative adjustment to beginning retained earnings and subsequent changes are recognized in earnings at each reporting date. We elected to not adopt the fair value measurement option for eligible items. This accounting principle was adopted effective January 2007 and had no impact on consolidated financial position, results of operations or cash flows.

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

Interest Rate Risk
Changes in interest expense occur when market interest rates change. Changes in the amount of debt could also increase interest rate risks. Interest rate swap contracts are currently utilized to hedge interest rate risks. Approximately 58% of the outstanding floating rate borrowings of the $346.5 million term note as of September 30, 2007 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. After giving effect to the interest rate swap contracts, total borrowings are 54% fixed and 46% floating. Based on debt outstanding as of September 30, 2007, a 0.25% increase in interest rates would result in approximately $0.4 million of additional interest expense annually.

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
The residential construction services and building products industry is highly dependent on demand for single-family homes, which is influenced by several factors. These factors include economic changes nationally and locally, mortgage and other interest rates, job formation, consumer confidence, demographic trends, inflation and building permit activity, availability of credit as well as other factors. The construction of new homes may experience decline due to over supply of home inventory levels, lack of availability of credit, the unavailability and unaffordability of land in attractive metropolitan areas, shortages of qualified tradespeople, shortages of materials and regulations that impose restrictive zoning and density requirements. Also, changes to housing patterns may occur, such as an increase in consumer demand for urban living rather than single-family suburban neighborhoods. All of these factors could limit demand for home construction and may adversely impact our financial condition, results of operations or cash flows.

There are risks associated with our business model.
Our business model seeks the strategic growth of construction services and distribution of building products in an effort to provide a comprehensive solution to production and other homebuilders. Providing these services and products includes the risks of availability and cost of qualified labor and claims for construction defects, product liability and workers’ compensation as well as the timely sourcing and availability of building products. Additionally, there is no guarantee that our efforts to offer these comprehensive solutions will continue to be accepted by the marketplace.

The integration of acquired businesses may not result in anticipated cost savings and revenue synergies being fully realized or may take longer to realize than expected.
Our past growth has been largely due to acquisitions. The integration of acquired businesses may not result in anticipated cost savings and revenue synergies being fully realized or may take longer to realize than expected. The management and acquisition of businesses involves substantial risks including:
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

An inability to implement and maintain cost structures that align with revenue trends may have an adverse impact on our operating results.
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
We experience competition across all markets for our construction services and building products. Recently, there has been increased consolidation within the construction services and building materials distribution industry. As the industry consolidates, other building materials distributors, including large retail distributors focused on consumers, may aggressively pursue our target market of production homebuilders and other professional builders and contractors. These competitive factors may lead to pricing pressures and cause reductions in sales or margins, increases in operating costs and may limit acquisition opportunities. Loss of significant market share due to competition could result in the closure of facilities.

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
Our governing documents and certain provisions of Delaware law that apply to us could make it difficult for another company to acquire control of our company. For example, our certificate of incorporation allows our Board of Directors to issue, at any time and without shareholder approval, preferred shares with such terms as it may determine. Also, our certificate of incorporation provides that, during certain types of transactions that could affect control, including the acquisition of 15% or more of our common shares, affiliates of any party to the transaction and persons having a material financial interest in the transaction may not be elected to the Board of Directors. These provisions and others could delay, prevent or allow our Board of Directors to resist an acquisition of our company, even if a majority of our shareholders favored the proposed transaction.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In June 2007, our Board of Directors authorized the repurchase of up to $25 million of our common shares through March 2008. No common shares were repurchased in the period ended September 30, 2007.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

(a)	Exhibits

	Number	Description

	11.0	Statement regarding computation of earnings per share (see Note 3 to Consolidated Financial Statements)

	31.1	Section 302 Certification

	31.2	Section 302 Certification

	32.0	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDING MATERIALS HOLDING CORPORATION

Date: October 31, 2007	/s/ Robert E. Mellor
Robert E. Mellor Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2007	/s/ William M. Smartt
William M. Smartt Senior Vice President and Chief Financial Officer (Principal Financial Officer)