Form 10-K
period 2007-12-31
BUILDING MATERIALS HOLDING CORP
filed 2008-03-11
CIK 1046356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Yes ☐ No ☑

The aggregate market value of common shares held by non-affiliates of the registrant as of June 29, 2007 was $329,429,038. The market value computation excludes 6,173,315 shares held by affiliates such as directors, officers and holders of more than 5% of the common shares outstanding as of June 29, 2007.

The number of common shares outstanding as of March 10, 2008 was 29,381,760.

Documents Incorporated by Reference

(1)	Portions of the Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders on May 6, 2008, are incorporated by reference in Part III of this Form 10-K.

Building Materials Holding Corporation

FORM 10-K

For the Fiscal Year Ended December 31, 2007

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

Certain statements in this Form 10-K including those related to expectations about homebuilding activity in our markets, demographic trends supporting homebuilding and anticipated sales and operating income are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results and future business prospects are forward-looking statements. While these statements represent our current judgment on what the future may hold and we believe these judgments are reasonable, these statements involve risks and uncertainties that are important factors that could cause our actual results to differ materially from those in forward-looking statements. These factors include, but are not limited to, the risks and uncertainties cited in Item 1A of this Form 10-K under the caption Risk Factors. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date of the filing of our 2007 Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements.

PART I

ITEM 1. Business

General
Building Materials Holding Corporation is one of the largest providers of residential building products and construction services in the United States, with a focus in the western and southern states. Our two subsidiaries, BMC West and SelectBuild, provide building products and construction services in 14 of the top 25 single-family construction markets. BMC West markets and sells building materials, manufactures building components and provides construction services to professional builders and contractors through a network of 40 distribution facilities and 59 manufacturing facilities. SelectBuild provides integrated construction services to production homebuilders in key growth markets as well as construction services to commerical and multi-family builders. We have increasingly focused on integrating construction services and manufactured building components to our customers.

Incorporated in the state of Delaware in 1987, Building Materials Holding Corporation trades on the NYSE under the ticker symbol BLG and is headquartered in San Francisco, California.

Periodic and current reports are filed with the Securities and Exchange Commission at www.sec.gov and are also available at our website www.bmhc.com.

Industry Overview
The residential building products and construction services industry is dependent on demand for single-family homes. Housing demand is influenced by many factors including the overall condition of the U.S. economy, mortgage and other interest rates, consumer confidence, job formation and demographic trends as well as other factors. The production of single-family homes is therefore variable and cyclical in nature. The U.S. Census Bureau reported a 29% drop in single-family housing starts to 1.0 million units in 2007 compared to 1.5 million in 2006 and the historic high of 1.7 million units in 2005. As of February 2008, single-family housing starts for 2008 are expected to decline to 0.7 million units according to the National Association of Home Builders. The industry is currently reducing the production of new homes in response to slowing demand and a high inventory of unsold homes.

Although the industry remains fragmented, consolidation is expected to continue to occur among homebuilders, building material distributors and construction service providers. We believe this continued consolidation will favor production homebuilders as well as larger established building material distributors and construction service providers.

At BMC West, we market and sell building products, manufacture building components and provide construction services to professional builders and contractors. Products include structural lumber and building materials purchased from manufacturers as well as manufactured building components such as millwork, trusses and wall panels. Construction services include installation of various building products and framing. We serve our customers based on a regional market management approach where strategic locations offer our entire breadth of building products, manufactured building components and construction services to a market area. We currently offer these products and services in major metropolitan markets in Texas, Washington, Colorado, Idaho, Utah, Montana, California, Oregon and Nevada.

At SelectBuild, we offer integrated construction services to production homebuilders as well as commercial and multi-family builders. These builders generally outsource framing and other construction services. Our services include wood framing or concrete block masonry, concrete services, plumbing and other services. Construction services include managing labor and construction schedules as well as sourcing materials. We currently offer these services in major metropolitan markets in California, Arizona, Nevada, Florida and Illinois.

Acquisition and Expansion Strategy
Our growth over the past several years has been largely due to acquisitions. We have grown our business through acquisitions as well as strategically expanding the breadth of our building products and construction services offered to professional builders, contractors and production homebuilders. In particular, we believe production homebuilders are seeking quality, reliable and cost effective solutions to meet their construction service needs. The fragmented nature of the building products and construction services industry provides acquisition opportunities. Acquisitions have been evaluated based on their anticipated performance, management depth, cultural fit, industry reputation and long-term potential customer base. We have typically entered a market by purchasing all or part of an existing business and then pursue integration of our products and services to capture market share. We have assigned experienced due diligence teams to review potential acquisition candidates and developed integration plans once we have agreed in principle to the general terms of an acquisition. As we manage our business through the current industry downturn, we do not intend to pursue acquisitions and our focus will be on enhancing existing operations.

Over the past few years, SelectBuild acquired businesses providing construction services to production homebuilders as follows:

2007	2006	2005
• door and molding installation services in Las Vegas, Nevada
• remaining 49% interest in our existing truss manufacturer business in Fort Pierce, Florida
• remaining 33% interest in our existing framing business in Delaware, Maryland and Virginia
• remaining 27% interest in our existing plumbing business in Phoenix and Tucson, Arizona
• concrete services in Fresno, California

• distribution services in Southern California
• remaining 49% interest in our existing concrete business in Arizona
• window installation services in Phoenix, Arizona
• framing services in Southern California
• concrete services in Northern Arizona
• wall panel and truss manufacturer in Palm Springs, California
• remaining 20% interest in our existing concrete block masonry and concrete business in Florida
• framing services in Palm Springs, California and Reno, Nevada

• framing services in San Diego, California
• concrete and plumbing services in Las Vegas, Nevada and Southern California
• additional 20% interest in our existing concrete block masonry and concrete business in Florida
• 51% interest in concrete services in Arizona
• 73% interest in plumbing services in Phoenix and Tucson, Arizona
• stucco services in Las Vegas, Nevada
• 51% interest in framing services in Chicago, Illinois

At BMC West, we are expanding our building products, manufactured building components, millwork and construction services to become a full-service provider to homebuilders. To facilitate product and service offerings in key markets, BMC West expanded or acquired operations as follows:

2007	2006	2005
• building materials distribution in Terrell, Texas
• future expansion and consolidation site for building materials distribution and truss manufacturing in Helena, Montana
• future site for building materials distribution in Houston, Texas
• building materials distribution in Burlington, Washington
• building materials distribution in San Antonio, Texas
• expansion in progress for millwork facility in Coppell, Texas

• expansion and consolidation of millwork facility in Englewood, Colorado
• truss manufacturer in El Paso, Texas
• future site for building materials distribution, truss and millwork facilities in Caldwell, Idaho
• building materials distribution and truss manufacturer in Eastern Idaho
• expansion of building materials distribution and truss manufacturing in Hurst, Texas
• building materials distribution and millwork facility in Houston, Texas
• truss manufacturer in McCall, Idaho • truss manufacturer in Missoula, Montana • millwork facility in Austin, Texas

Both of our business segments customize their mix of building products and construction services to meet customer needs in their respective markets. Our acquisition and expansion strategy has changed our sales mix as follows:

	2007	2006	2005	2004	2003
Building products	44%	40%	45%	56%	64%
Construction services	56%	60%	55%	44%	36%

Competitive Strengths
Strategically located in growing and diverse markets. Our strategy focuses on offering building products and construction services in large rapidly growing markets. According to single-family housing permit data from the U.S. Census Bureau, in 2007 we had operations in 14 of the top 25 U.S. metropolitan statistical areas. Our operations are geographically diverse and principally located in the western and southern states.

Full offering of manufactured products and other services. We believe we are well known and respected in our markets for the superior quality and breadth of our products and services. Through BMC West, we have increased our sales of manufactured products, which provide us with higher margins and increased opportunities to cross-sell other products to our customers. By supplying professional builders and contractors with manufactured products and other services as well as key building materials, we are able to help them reduce costs and cycle time.

Superior quality turnkey construction services. Through SelectBuild, we provide superior quality, cost effective and reliable construction service solutions to production homebuilders and other builders in our markets. Certifications from the National Association of Home Builders demonstrate our professional credibility, competence, business integrity and solid record of customer satisfaction. Because we provide services to multiple production homebuilders in our markets, we are able to maintain a well-trained workforce to provide our services. We believe our competitively priced services enable homebuilders to increase profitability and reduce cycle time with higher quality construction.

Significant economies of scale. Due to the high volume of materials and other building products we purchase, we may be able to negotiate lower prices on materials and further lower costs to our customers. In addition, we have established strong relationships with our suppliers. These strong relationships provide us significant purchasing advantages, including volume rebate programs and preferred customer status when supplies are limited.

Variable cost structure. Our cost of sales and a portion of our selling, general and administrative expenses are variable. Additionally, we can maximize free cash flow during industry downturns by reducing capital expenditures due to the fact that a significant portion of our capital expenditures are discretionary.

Experienced management team. We have a dedicated and experienced management team that combines extensive industry experience, local knowledge in the market areas we serve and experience managing a large, sophisticated enterprise. Our senior management team averages approximately 17 years of industry experience.

Focus on service. Our focus on service is a key factor that distinguishes us from competitors. We employ experienced, service-oriented individuals. Our product knowledge and construction service skills enable customers to rely on our expertise for project implementation and product recommendations. Our quality assurance initiatives limit callbacks on the services and products we provide. Our dedication to providing superior customer service to builders allows our employees to develop consistent relationships and generate repeat and referral business.

Our Customers
Our customers are professional homebuilders engaged in single-family residential construction. We also offer construction services to commercial and multi-family builders. These builders are generally customers with high-volume material and labor needs that require materials procurement, manufactured building components, construction services and on-time job-site delivery. These products and services are not typically offered by retailers selling to do-it-yourselfers, home improvement contractors and trades people.

BMC West customers are local and regional professional homebuilders as well as contractors. SelectBuild customers are principally production homebuilders.

On a consolidated basis, our largest customer accounted for 6% of sales in 2007, while the top five customers represented approximately 20% of consolidated sales. At our business segments, the top five customers accounted for 10% of sales at BMC West and 35% of sales at SelectBuild.

Competition
Our products and construction services compete with similar offerings in the marketplace and our competitors vary in size, management expertise and financial capabilities. Additionally, the markets in each of our business segments are fragmented and highly competitive. Given the fragmented nature of the industry, consolidation continues to occur among building material distributors and construction service providers.

BMC West competes with local, regional and national building products distributors. Builders generally select suppliers based on competitive pricing, product availability, reliable delivery, service, trade credit and knowledgeable personnel. SelectBuild competitors range from single-crew operations to large well-managed organizations spanning multiple markets. Also, some production homebuilders perform their own framing and other construction services.

Sales and Marketing
Our operations are located in many of the largest markets for single-family home construction. Economic strength as well as historical population and migration trends have generally supported the growth of residential construction in our markets. According to the U.S. Census Bureau, housing starts have favored the western and southern regions, representing 75% of annual starts over the past three years.

BMC West attracts customers by consistently providing quality building products and dependable customer service. Sales personnel are dedicated to sourcing new business and maintaining customer relationships. Marketing consists of industry-wide brand communications along with an array of regional marketing events and activities to enhance customer relationships.

SelectBuild relies on the value and solid reputation of their construction services to secure and maintain national and regional relationships with production homebuilders.

Cyclicality and Seasonality
Our business is dependent on demand for and supply of single-family homes which is influenced by changes in the overall condition of the U.S. economy, including interest rates, consumer confidence, job formation and other important factors. The production of single-family homes is therefore variable and cyclical in nature.

Because of weather conditions in some of our markets, our financial condition, results of operations of cash flows may be adversely affected by slower construction activity during the first and fourth quarters of the year.

Business Segments
The following information is presented for our business segments and should be read in conjunction with the Consolidated Financial Statements and related notes that appear in Item 8 of this Form 10-K.

Sales to external customers for building products and construction services are as follows (thousands):
	2007	2006	2005
BMC West
Building products	$987,871	$1,237,349	$1,256,346
Construction services	189,840	234,104	228,176
	$1,177,711	$1,471,453	$1,484,522

SelectBuild
Building products	$13,413	$39,841	$35,553
Construction services	1,093,847	1,691,973	1,358,333
	$1,107,260	$1,731,814	$1,393,886

Total	$2,284,971	$3,203,267	$2,878,408

Selected financial information is as follows (thousands):

	Sales			(Loss) (1) Income from Continuing Operations Before Taxes and	Depreciation
	Total	Inter- Segment	Trade	Minority Interests	and Amortization	Capital (2) Expenditures	Assets
Year Ended December 31, 2007
BMC West	$1,179,097	$(1,386)	$1,177,711	$64,653	$11,998	$21,302	$376,462
SelectBuild	1,107,501	(241)	1,107,260	(335,279)	32,172	8,893	326,507
Corporate	—	—	—	(51,697)	4,471	2,936	171,875
Discontinued operations	—	—	—	—	—	79	—
	$2,286,598	$(1,627)	$2,284,971	(322,323)	$48,641	$33,210	$874,844
Interest expense				33,800
				$(356,123)

Year Ended December 31, 2006
BMC West	$1,473,219	$(1,766)	$1,471,453	$119,737	$11,987	$33,107	$479,101
SelectBuild	1,744,092	(12,278)	1,731,814	148,416	30,002	33,409	722,328
Corporate	—	—	—	(75,484)	3,104	6,174	118,880
Discontinued operations	—	—	—	—	—	28	8,602
	$3,217,311	$(14,044)	$3,203,267	192,669	$45,093	$72,718	$1,328,911
Interest expense				29,082
				$163,587

Year Ended December 31, 2005
BMC West	$1,486,152	$(1,630)	$1,484,522	$147,781	$11,010	$17,293	$439,779
SelectBuild	1,395,182	(1,296)	1,393,886	160,957	13,695	62,611	623,877
Corporate	—	—	—	(72,631)	2,450	—	79,029
Discontinued operations	—	—	—	—	—	42	7,840
	$2,881,334	$(2,926)	$2,878,408	236,107	$27,155	$79,946	$1,150,525
Interest expense				14,420
				$221,687

(1) Includes the following impairments for 2007:
•	$330.4 million for the carrying amount of certain customer relationships and goodwill at SelectBuild and
•	$6.7 million for the carrying amount of goodwill at BMC West.

Includes the following impairments for 2006:
•	$2.2 million for the carrying amount of certain customer relationships and goodwill at SelectBuild.

Includes the following impairments for 2005:
•	$1.3 million for the carrying amount of certain customer relationships and goodwill at SelectBuild.

(2) Property and equipment from acquisitions are included as capital expenditures.

Operating Strategy
Our business units operate in specific markets and are organized under the business segments of BMC West and SelectBuild. Each regional manager has substantial autonomy and responsibility to address customer needs specific to their markets. The reputation of a building products distributor or construction services provider is often determined locally, where service, product suitability and knowledgeable customer service are critical. Managers are responsible for optimizing business activities in their markets, including the efficient use of personnel, assessing and maintaining working capital, procuring construction labor and material requirements, identifying potential customers and developing appropriate service and product offerings. Incentive compensation is based on successful growth and operating results tied to specific market areas and regions.

We focus on improving efficiency and productivity at our business units while giving special attention and support to units that are not meeting strategic objectives. When a business unit fails to meet performance criteria, remedies include adjusting the mix of products and services, restructuring management, consolidation or liquidation.

Purchasing
We purchase building products from numerous manufacturers and suppliers. Our largest supplier accounted for approximately 9% of purchases in 2007. Because commodity wood products are available from several manufacturers and suppliers, we believe the loss of any single supplier would not have a material adverse effect on our financial position, results of operations or cash flows.

In order to meet market specific needs and maintain appropriate inventory levels, purchasing decisions are made at the business unit level within the framework of corporate negotiated programs. Large volume purchases are made under company-wide guidelines. In addition, we participate in volume discount and cooperative advertising programs with suppliers.

The prices of commodity wood products, concrete, steel and other building products are volatile and may adversely impact financial condition, results of operations and cash flows when prices rapidly rise or fall. Our information systems allow business unit managers to closely monitor sales and inventory. With this supply and demand information, we generally avoid overstocking commodity wood products. As a result, we turn our commodity wood product inventory on average 13 times per year. Such rapid inventory turnover limits our potential exposure to inventory loss from commodity price fluctuations.

Management Information Systems
We are standardizing software and infrastructure platforms that support the information needs of our organization. Our standardization effort includes job cost and construction information, estimating, inventory management, reporting, project scheduling and human resource management.

We have developed a project methodology that allows us to efficiently deploy these information systems to our business units. Our job cost and construction information systems are fully deployed at SelectBuild business units and we expect our inventory management systems to be upgraded by early 2008. At BMC West, our NxTrend point of sale and inventory management systems are operating in approximately 75% of our business units. As we focus on reducing costs during the sharp contraction in the homebuilding industry, future implementations will be limited.

We continue to research, recommend and implement new technology solutions to improve information for decision-making. Remote information technology functions are being consolidated and moved to Boise, Idaho to lower costs and improve efficiencies. We are also pursuing negotiations with our telecommunication vendors to achieve economies on pricing.

Our network infrastructure consists of data centers in Boise, Idaho and Las Vegas, Nevada. This network infrastructure provides redundant services between data centers and allows for a more seamless disaster recovery capability.

Safety and Risk Management
The construction services industry incurs a higher number of accidents and subsequent costs for workers’ compensation claims than typically experienced at building materials distribution facilities. Consequently, we have several programs to enhance safety and reduce the risks encountered by our employees. These programs include instruction and training for truck drivers, construction safety, behavioral safety as well as on-line and instructor led training programs relating to OSHA compliance matters and safety hazards in the workplace.

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

Employees
Our success is highly dependent on the quality of our employees. Due to competition in attracting and retaining qualified employees, we maintain competitive compensation and benefit programs to attract, motivate and retain top-performers. We also provide extensive product knowledge, customer service and other supervisory or management training programs to achieve our goal of being both the employer and supplier of choice.

Our business is seasonal and in 2007 we employed an average of approximately 18,000 people. Specifically, BMC West employed 5,000, while SelectBuild employed 13,000 employees. Unions represent approximately 700 or less than 5% of these employees. We have not experienced any strikes or other work interruptions and have maintained generally favorable relations with our employees.

Executive Officers
Name	Age	Position and Business Experience

Robert E. Mellor	64
Chairman of the Board and Chief Executive Officer
Mr. Mellor became Chairman of the Board of Directors in 2002 and has been Chief Executive Officer since 1997. He has been a director since 1991. He was previously Of Counsel with the law firm of Gibson, Dunn & Crutcher LLP from 1990 to 1997. He is on the boards of directors of Coeur d’Alene Mines Corporation and The Ryland Group. He is also on the board of councilors of Save-the-Redwoods League. He does not serve on the audit committee or compensation committee of any of these boards.

William M. Smartt	65
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

Stanley M. Wilson	63
President and Chief Operating Officer
Mr. Wilson was appointed President and Chief Operating Officer of Building Materials Holding Corporation in February 2008. Mr. Wilson was appointed President and CEO of BMC West in 2004 and was appointed Senior Vice President in 2003. He was appointed Vice President in 2000 and was General Manager of the Pacific Division of BMC West from 1993 to 2003. Mr. Wilson has been with the company since its beginning in 1987. His previous experience includes 20 years with the building materials distribution business of Boise Cascade Corporation.

Michael D. Mahre	48
Senior Vice President and President
Mr. Mahre was appointed Senior Vice President of Building Materials Holding Corporation in 2003 and President and Chief Executive Officer of SelectBuild in 2002. He was appointed Vice President of Corporate Development in 2001. He joined the Company in 1999 as Director of Financial Planning and Analysis. Mr. Mahre was a principal of The Cambria Group, a private equity investment firm, from 1997 to 1998.

Eric R. Beem	38
Vice President and Controller
Mr. Beem was appointed Vice President in January 2006 and Controller in April 2005. He joined the Company as Accounting Manager in 1996. Mr. Beem is a Certified Public Accountant and his experience includes 3 years with an international public accounting firm.

Mark R. Kailer	54
Vice President, Treasurer and Investor Relations
Mr. Kailer has been Vice President and Treasurer since 2003. He joined the Company in 2000 as Assistant Treasurer. He was previously Senior Manager of Treasury Services at Circle International Group, a publicly-traded global logistics company based in San Francisco, from 1997 to 2000.

Jeffrey F. Lucchesi	54
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

Paul S. Street	59
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

Our business is dependent on demand for and supply of single-family homes which is influenced by changes in the overall condition of the U.S. economy, including interest rates, consumer confidence, job formation and other important factors.
The residential building products and construction services industry is highly dependent on demand for single-family homes, which is influenced by several factors. These factors include economic changes nationally and locally, mortgage and other interest rates, consumer confidence, job formation, demographic trends, inflation, building permit activity and availability of credit as well as other factors. The construction of new homes may experience decline due to over supply of home inventory levels, lack of availability of credit, the unavailability and unaffordability of land in attractive metropolitan areas, shortages of qualified tradespeople, shortages of materials and regulations that impose restrictive zoning and density requirements. Also, changes to housing patterns may occur, such as an increase in consumer demand for urban living rather than single-family suburban neighborhoods. All of these factors could limit demand for home construction and may adversely impact our financial condition, results of operations or cash flows.

There are risks associated with our business model.
Our business model seeks the strategic growth of construction services and distribution of building products in an effort to provide a comprehensive solution to builders. Providing these services and products includes the risks of availability and cost of qualified labor and claims for construction defects, product liability and workers’ compensation as well as the timely sourcing and availability of building products. Additionally, there is no guarantee that our efforts to offer these comprehensive solutions will continue to be accepted by the marketplace.

An inability to implement and maintain cost structures that align with revenue trends may have an adverse impact on our operating results.
When we experience slower periods of homebuilding activity, acquire new businesses or expand existing operations, we may experience inefficiencies in our cost structures. Our evaluation of and changes to expenses in response to declining sales may not be timely, leading to higher costs and lower returns on sales.

Compliance with credit facility covenants is dependent on operating performance and changes in interest expense may adversely impact our operating results.
Our ability to comply with our credit facility covenants depends on our operating performance. Reduced operating performance, organizational changes and other expenses may result in failure to comply with the financial covenants and adversely affect our ability to finance operations or capital needs and could create a default and cause all amounts borrowed to become due and payable immediately. Additionally, the amended credit facility restricts our ability to incur additional indebtedness, pay dividends, repurchase shares, enter into mergers or acquisitions, use proceeds from equity offerings, make capital expenditures and sell assets.

Increases in interest rates and the credit risk premium assigned to us as well as changes in the amount of debt will increase our interest expense. Higher interest expense may adversely impact our financial position, results of operations or cash flows for operating needs.

Changes in the business models of customers may limit our ability to provide building products and construction services required by our customers.
As the business models of our customers evolve, our existing building products and construction service offerings may not meet the needs of certain homebuilders. Homebuilders may decide to no longer outsource construction services or may purchase construction services and building products from separate suppliers. If we do not timely assess shifts in customer expectations, preferences and demands, our financial condition, results of operations or cash flows could be adversely affected.

The integration of acquired businesses may not result in anticipated cost savings and revenue synergies being fully realized or may take longer to realize than expected.
Our past growth has been largely due to acquisitions. As we manage our business through the current industry downturn, we do not intend to pursue acquisitions and our focus will be on enhancing existing operations. The integration of previously acquired businesses may not result in anticipated cost savings and revenue synergies being fully realized or may take longer to realize than expected. The management and acquisition of businesses involves substantial risks including:

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

Losses of and changes in customers may have an adverse impact on our operating results.
We are exposed to the risk of loss arising from the failure of a customer. Although amounts due from our customers are typically secured by liens on their construction projects, in the event a customer cannot meet its payment obligations to us, there is a risk that the value of their underlying project will not be sufficient to recover the amounts owed to us. Estimated credit losses are considered in the valuation of amounts due from our customers, however the entire carrying amount is generally at risk.

While economic and regulatory changes seek to reduce excess unsold home inventory, stabilize housing affordability and eliminate overly negative perceptions of the future of the housing market, we may experience losses of and changes in customers. Our 5 largest customers represent 10% of sales for BMC West and 35% of sales for SelectBuild. Additionally, diversification of our sales mix to more products and services for multi-family and light commercial projects may result in changes to our customer mix. The loss of one or more of our significant customers and changes in customer mix may adversely affect our financial condition, results of operations or cash flows.

Our success is dependent upon the availability of and our ability to attract, train and retain qualified individuals.
Competition for employees is especially intense in both building products distribution and construction services. In markets with strong housing demand, we may experience shortages in qualified labor and key personnel, which may limit our ability to complete contracts as well as obtain additional contracts with builders. Additional employment and eligibility requirements as well as enhanced and perceived enforcement from state and federal authorities could also limit the availability of qualified labor. We cannot guarantee that we will be successful in recruiting and retaining qualified employees in the future.

Our operating results are affected by fluctuations in our costs and the availability of sourcing channels for commodity wood products, concrete, steel and other building products.
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
We experience competition across all markets for our building products and construction services. Recently, there has been increased consolidation within the building materials distribution and construction services industry. As the industry consolidates, other building materials distributors, including large retail distributors focused on consumers, may aggressively pursue production homebuilders as well as other professional builders and contractors. These competitive factors may lead to pricing pressures and cause reductions in sales or margins as well as increases in operating costs. Loss of significant market share due to competition could result in the closure of facilities.

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
Our governing documents and certain provisions of Delaware law that apply to us could make it difficult for another company to acquire control of our company. For example, our certificate of incorporation allows our Board of Directors to issue, at any time and without shareholder approval, preferred shares with such terms as it may determine. Also, our certificate of incorporation provides that during certain types of transactions that could affect control, including the acquisition of 15% or more of our common shares, affiliates of any party to the transaction and persons having a material financial interest in the transaction may not be elected to the Board of Directors. These provisions and others could delay, prevent or allow our Board of Directors to resist an acquisition of our company, even if a majority of our shareholders favored the proposed transaction.

ITEM 1B. Unresolved Staff Comments

We have no unresolved comments from the Securities and Exchange Commission.

ITEM 2. Properties

We lease our headquarters in San Francisco, California and our administrative service center in Boise, Idaho. Principal properties include distribution centers for building products, millwork fabrication and distribution sites, truss manufacturing plants, sales and administrative offices. Properties are located in growing metropolitan areas and emerging housing markets. Properties for BMC West are 66% owned and 34% leased while at SelectBuild 18% are owned and 82% leased. Our properties are in good operating condition and we believe they provide adequate capacity to meet the needs of our customers. Locations operate under the trade names BMHC, BMC West and SelectBuild as well as other brand names or trademarks. Properties by business segment are as follows:

BMC West		SelectBuild		Corporate
Location	Properties	Location	Properties	Location	Properties
Arizona	1	Arizona	16	California	1
California	6	California	19	Idaho	1
Colorado	14	Florida	8	Nevada	1
Idaho	12	Illinois	1
Montana	7	Nevada	11
Nevada	3	Virginia	1
Oregon	2
Texas	31
Utah	6
Washington	6

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

Common Shares
Our common shares trade on the NYSE market under the symbol BLG. The high and low share prices as well as cash dividends for each period were as follows:

	2007			2006
	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared

First quarter	$25	$18	$0.10	$40	$32	$0.10
Second quarter	$18	$13	$0.10	$38	$25	$0.10
Third quarter	$15	$11	$0.10	$28	$21	$0.10
Fourth quarter	$12	$ 5	$0.10	$28	$24	$0.10

Our credit facility amended in February 2008 prohibits the payment of cash dividends on our common shares. The determination of future dividend payments (cash or shares) will depend on many factors, including credit facility restrictions, financial position, results of operations and cash flows.

As of February 29, 2008, there were approximately 14,100 shareholders of record and the closing price of our shares was $5.78.

Share Performance Graph
The graph below depicts our cumulative total shareholder returns relative to the performance of:
•	NYSE Market Index
•	Philadelphia Housing Sector Index and
•	Peer Group Index

The graph assumes $100 invested at the closing price of our common shares or the applicable index as well as reinvestment of dividends on the date paid. The points of the graph represent year-end index levels based on the last trading day of each year.

Our peer group index is composed of companies that reflect building products and construction services as follows:

• Avatar Holdings Inc.	• Lennar Corp.	• Simpson Manufacturing Co. Inc.
• Beazer Homes USA Inc.	• Masco Corp.	• Standard Pacific Corp.
• Brookfield Homes Corp.	• Meritage Homes Corp.	• Toll Brothers Inc.
• Builders FirstSource Inc.	• MDC Holdings Inc.	• Universal Forest Products, Inc.
• D.R. Horton Inc.	• NVR Inc.	• USG Corp.
• KB Home	• Ryland Group Inc.

ITEM 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Item 8 - Financial Statements and Supplementary Data. These items provide further information to understand the comparability of selected financial data.

Selected Financial Data
(thousands, except share data)

	Year Ended December 31
	2007 (1)	2006	2005	2004	2003
Sales (2)
Building products	$1,001,284	$1,277,190	$1,291,899	$1,156,000	$892,292
Construction services	1,283,687	1,926,077	1,586,509	904,362	498,052
Total sales	$2,284,971	$3,203,267	$2,878,408	$2,060,362	$1,390,344

Impairment of assets	$337,074	$2,237	$1,320	$2,274	$829

(Loss) income from operations (3)	$(322,323)	$192,669	$236,107	$105,667	$39,020

Net (loss) income (4)	$(312,713)	$102,074	$129,507	$53,910	$19,929

Net (loss) income per diluted share	$(10.86)	$3.45	$4.41	$1.94	$0.74

Annual cash dividends declared
per share	$0.40	$0.40	$0.24	$0.14	$0.105

Working capital	$263,180	$242,800	$304,459	$270,437	$216,898
Total assets	$874,844	$1,328,911	$1,150,525	$743,044	$604,199
Long-term debt, net of current portion	$344,376	$349,161	$278,169	$206,419	$186,773
Shareholders’ equity	$253,742	$572,629	$470,061	$327,678	$271,010

Cash flows provided by operations	$67,279	$273,418	$198,294	$33,374	$12,479

Single-family building permits in our markets per U.S. Census Bureau	329,200	502,311	632,447	606,123	528,838

(1)	As a result of changes in specific markets, the following impairments were recognized in 2007:
•	$330.4 million for the carrying amount of goodwill and certain customer relationships at SelectBuild and
•	$6.7 million for the carrying amount of goodwill at BMC West.

	2007	2006	2005	2004	2003
(2) Sales from acquisitions were:	$82,088	$701,604	$403,919	$221,407	$155,176
(3) Income (loss) from operations of acquisitions was:	$7,595	$55,454	$31,588	$2,764	$(3,628)

(4)	Income from discontinued operations was $14.6 million or $0.50 per share in 2007. Income from discontinued operations was not significant in prior years.

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes that appear in Item 8 of Form 10-K as well as the caption under this item entitled Business Risks and Forward-Looking Statements.

Our Business

We are one of the largest providers of residential building products and construction services in the United States, with a focus in the western and southern states. We provide building products and construction services in 14 of the top 25 single-family residential construction markets through our two subsidiaries, BMC West and SelectBuild. BMC West markets and sells building products, manufactures building components and provides construction services to professional builders and contractors through a network of 40 distribution facilities and 59 manufacturing facilities. SelectBuild provides integrated construction services to production homebuilders in key growth markets as well as construction services to commercial and multi-family builders. We have increasingly focused on integrating construction services and manufactured building components to our customers.

Our operations are located in metropolitan areas that have historically outpaced U.S. averages for residential building permit activity. With building products and construction services offered in California, Texas, Arizona, Nevada, Washington, Colorado, Idaho, Utah, Florida, Montana, Oregon and Illinois, we believe we are in homebuilding markets supported by positive long-term population growth, household formation and demographic trends.

Business Environment and Executive Overview

Single-Family Housing
(000s)
The U.S. homebuilding industry experienced a sharp contraction in the production of single-family homes in 2007. Following a slowdown in production in 2006, the housing market was negatively impacted by an excess inventory of unsold homes, deteriorating consumer confidence, declining affordability, tightening lending standards and economic concerns. Single-family building permits for the U.S. were down 29% for 2007.

In our markets, we experienced a 35% drop in single-family building permits compared to 2006. The decline in homebuilding was widespread across all our markets for both building products and construction services. Lower sales from weakening buyer demand and increased competition for fewer available contracts led to declines in our gross margins, particularly for construction services. We expect market conditions will continue to be challenging in the foreseeable future and may apply further pressure to our sales, gross margins and operating results.

Our efforts are ongoing to implement and maintain cost structures that align with current revenue trends. During 2007 we have reduced our headcount by 18% and continue to pursue opportunities to reduce costs and improve operating efficiencies. Our growth was principally driven by acquisitions in recent years. As we manage our business through the current industry downturn, we do not intend to purse acquisitions and our focus will be on streamlining and strengthening our existing operations.

Acquisition and Expansion Strategy
Historically, acquisitions have strengthened and broadened our construction services and building product capabilities as well as our presence in attractive markets. In particular, we believe production homebuilders are seeking cost effective and reliable solutions to meet their construction services needs. Our services include framing, concrete, plumbing and other construction services as well as building product distribution and manufactured building components including trusses, millwork and wall panels. As we manage our business through the current industry downturn, we do not intend to pursue acquisitions and our focus will be on enhancing existing operations.

Over the past few years, SelectBuild acquired businesses providing construction services to production homebuilders as follows:

2007	2006	2005
• door and molding installation services in Las Vegas, Nevada
• remaining 49% interest in our existing truss manufacturer business in Fort Pierce, Florida
• remaining 33% interest in our existing framing business in Delaware, Maryland and Virginia
• remaining 27% interest in our existing plumbing business in Phoenix and Tucson, Arizona
• concrete services in Fresno, California

• distribution services in Southern California
• remaining 49% interest in our existing concrete business in Arizona
• window installation services in Phoenix, Arizona
• framing services in Southern California
• concrete services in Northern Arizona
• wall panel and truss manufacturer in Palm Springs, California
• remaining 20% interest in our existing concrete block masonry and concrete business in Florida
• framing services in Palm Springs, California and Reno, Nevada

• framing services in San Diego, California
• concrete and plumbing services in Las Vegas, Nevada and Southern California
• additional 20% interest in our existing concrete block masonry and concrete business in Florida
• 51% interest in concrete services in Arizona
• 73% interest in plumbing services in Phoenix and Tucson, Arizona
• stucco services in Las Vegas, Nevada
• 51% interest in framing services in Chicago, Illinois

At BMC West, we are expanding our building products, manufactured building components, millwork and construction services to become a full-service provider to homebuilders. To facilitate product and service offerings in key markets, BMC West expanded or acquired operations as follows:

2007	2006	2005
• building materials distribution in Terrell, Texas
• future expansion and consolidation site for building materials distribution and truss manufacturing in Helena, Montana
• future site for building materials distribution in Houston, Texas
• building materials distribution in Burlington, Washington
• building materials distribution in San Antonio, Texas
• expansion in progress for millwork facility in Coppell, Texas

• expansion and consolidation of millwork facility in Englewood, Colorado
• truss manufacturer in El Paso, Texas
• future site for building materials distribution, truss and millwork facilities in Caldwell, Idaho
• building materials distribution and truss manufacturer in Eastern Idaho
• expansion of building materials distribution and truss manufacturing in Hurst, Texas
• building materials distribution and millwork facility in Houston, Texas
• truss manufacturer in McCall, Idaho • truss manufacturer in Missoula, Montana • millwork facility in Austin, Texas

Performance Measurements

We measure our operating performance and financial condition based on several factors including:

•	Sales	•	Management of working capital
•	Income from operations	•	Return on investment

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

RESULTS OF OPERATIONS

2007 COMPARED TO 2006

The following table sets forth the amounts and percentage relationship to sales of certain costs, expenses and income items (millions, except per share data):

	Year Ended December 31
	2007		2006
Sales
Building products	$1,001	43.8%	$1,277	39.9%
Construction services	1,284	56.2	1,926	60.1
Total sales	2,285	100.0	3,203	100.0

Costs and operating expenses
Cost of goods sold
Building products	726	72.5	930	72.8
Construction services	1,117	87.0	1,586	82.3
Impairment of assets	337	14.7	2	—
Selling, general and administrative expenses	438	19.2	496	15.5
Other income, net	(11)	(0.5)	(4)	(0.1)
Total costs and operating expenses	2,607	114.1	3,010	94.0

(Loss) income from operations	(322)	(14.1)	193	6.0

Interest expense	34	1.5	29	0.9

(Loss) income from continuing operations before income taxes and minority interests	(356)	(15.6)	164	5.1

Income tax benefit (expense)	29	1.2	(56)	(1.7)
Minority interests income, net of income taxes	(1)	—	(9)	(0.3)
(Loss) income from continuing operations	(328)	(14.4)	99	3.1

Income from discontinued operations prior to sale	4	0.2	5	0.2
Gain on sale of discontinued operations	20	0.9	—	—
Income taxes	(9)	(0.4)	(2)	(0.1)
Income from discontinued operations	15	0.7	3	0.1

Net (loss) income	$(313)	(13.7)%	$102	3.2%

Net (loss) income per share:
Continuing operations	$(11.36)		$3.35
Discontinued operations	0.50		0.10
Diluted	$(10.86)		$3.45

Consolidated Financial Results
Selected financial results were as follows (millions):

Sales and (Loss) Income from Operations

	2007	2006	% Change
Sales
Building products	$1,001	$1,277	(22)%
Construction services	1,284	1,926	(33)%
	$2,285	$3,203	(29)%

(Loss) income from operations	$(322)	$193	n/m

Sales decreased 29% or $918 million to $2.3 billion. A sharp contraction in new home construction consistent with the national downturn in homebuilding was responsible for the decline. Single-family building permits in our markets were down 35% whereas the U.S. overall was down 29% compared to 2006. Weak buyer demand and an excess inventory of unsold homes curtailed new home starts by homebuilders. Sales of construction services were particularly lower since these sales are from production homebuilders who significantly reduced new home construction.

Gross margins declined to 19.4% of sales from 21.4% in the prior year. Bidding for construction contracts was more competitive as fewer opportunities were available for builders. As a result, margins for construction services were sharply lower, while margins for building products improved due to a shift in sales mix to manufactured building components.

Intangibles and Goodwill Impairment
Consistent with the overall housing industry, our operating segments suffered from the effects of the sharp contraction in single-family home construction. The reporting units of our SelectBuild operating segment and the Colorado reporting unit of our BMC West segment demonstrated significant declines in operating performance in the later portion of the fourth quarter of 2007.

During the later portion of the fourth quarter of 2007, the leading sources of economic and housing data forecasted sharper reductions in housing starts. The rapid deterioration in housing forecasts and our operating performance resulted in significant revisions of our operating expectations underpinning the assumptions of recoverability of the carrying amount of customer relationships and goodwill. Additionally, our enterprise value reflected a significant reduction as investors considered overly negative perceptions of the future of the housing market and depressed the share values of housing related companies. For impairment testing, the fair values were determined based on estimates of enterprise value as well as the present value of estimated future operating cash flows. As a result, we determined the carrying amount of certain customer relationships and goodwill exceeded their respective estimated fair values and recognized the following impairments:

•	$30.0 million for certain customer relationships at SelectBuild,
•	$300.2 million for goodwill at SelectBuild,
•	$6.7 million for goodwill at BMC West and
•	$0.2 million for certain equipment at SelectBuild.

In addition, the related tax benefit for these impairments was limited to $24 million based on the estimated realization of tax benefits for current and prior periods. To the extent taxable income is generated in future periods, additional tax benefits related to these impairments may be realized and reduce our future effective tax rate.

Continued deterioration in our markets could result in additional impairments of the carrying amount of intangibles and goodwill.

Loss from operations was $322 million compared to income of $193 million in the prior year. Excluding impairments, income from operations was $15 million. Our results from operations declined due to a sharp reduction in sales volume and lower gross margins for construction services.

Selling, general and administrative expenses decreased 12% or $58 million from 2006 due to reductions in the number of employees and related expenses as well as incentive compensation based on operating performance.

As a percent of sales, selling, general and administrative expenses increased 3.7% to 19.2%. These expenses as a percent of sales were higher as a result of the decline in construction services sales volume as well as:

•	a shift in sales mix to building products from construction services,
•	decreases in commodity wood product prices and
•	the relatively fixed portion of these expenses.

Interest Expense
Interest expense of $34 million increased $5 million from the prior year. The increase was due to a rise in interest rates and higher average borrowings. Borrowings were higher to complete payments for acquisitions made in the prior year and fund seasonal working capital requirements.

Income Taxes
The impairment of goodwill and certain customer relationships resulted in a limited income tax benefit of approximately $24 million. To the extent taxable income is generated in future periods, the tax benefit derived from the impairments will be realized and reduce our future effective tax rate. Our combined federal and state income tax rate was a benefit of 6.2% compared to an expense of 33.7% a year ago.

Discontinued Operations
In September 2007, our BMC West business segment sold three building materials distribution businesses in Western Colorado. Gain on the sale of these discontinued operations was $20 million, principally from the December 2007 sale of remaining real estate in Aspen, Colorado. These business units were previously reported as a component of BMC West and were approximately 3% of sales.

Business Segments

Sales and (loss) income from operations by business segment were as follows (millions):

	2007		2006
	Sales	(Loss) Income from Operations	Sales	Income from Operations
BMC West	$1,178	$65	$1,471	$120
SelectBuild	1,107	(335)	1,732	148
Corporate	—	(52)	―	(75)
	$2,285	$(322)	$3,203	$193

BMC West
Selected financial results were as follows (millions):

	2007	2006	% Change
Sales	$1,178	$1,471	(20)%

Income from operations	$65	$120	(46)%

Sales decreased 20% to $1.2 billion from $1.5 billion in 2006. Consistent with the national downturn in homebuilding, sales were lower in all our regions. Single-family building permits in our markets and the U.S. overall were down 29% compared to 2006. Our commodity wood product prices decreased approximately $93 million relative to a year ago. Adjusting for the impact of commodity wood product prices, our sales declined 14% and were less than the 29% decrease in building permits in our markets.

Income from operations decreased 46% to $65 million from $120 million. Excluding the impairment of $7 million for goodwill at our Colorado operations, income from operations was $72 million or a decrease of 40%. The decrease in income from operations was attributable to lower sales volume. Gross margins improved to 26.3% of sales from 25.9% a year ago. Margins improved due to a shift in sales mix to manufactured building components and improvements in construction services.

Selling, general and administrative expenses decreased 5% or $14 million from a year ago due to reductions in:

•	the number of employees and related expenses,

•	incentive compensation based on operating performance as well as
•	delivery and handling.

Due to lower sales and decreases in commodity wood product prices, these expenses as a percent of sales increased to 21.2% from 17.9% a year ago.

SelectBuild
Selected financial results were as follows (millions):

	2007	2006	% Change
Sales	$1,107	$1,732	(36)%

(Loss) income from operations	$(335)	$148	n/m

Sales decreased 36% to $1.1 billion from $1.7 billion a year ago. In response to weak demand for new homes and an excess inventory of unsold homes, production homebuilders sharply curtailed construction. As a consequence, our framing starts declined 35% from the prior year. The Southwest and Pacific regions experienced the largest declines in sales volume. We anticipate market conditions in the near term will remain challenging until excess inventory has been absorbed and buyer demand strengthens.

Loss from operations was $335 million compared to income of $148 million. Excluding the impairments of $330 million for goodwill and certain customer relationships, loss from operations was $5 million. The loss from operations was due to lower sales and a decline in gross margins. With fewer contracts available, competitive pressures lowered margins to 12.0% of sales from 17.8% a year ago, a 33% decline. We anticipate margins will continue to be under pressure during the current industry downturn.

Selling, general and administrative expenses declined 16% or $25 million from a year ago. These expenses were lower due to reductions in:

•	the number of employees and related expenses,
•	incentive compensation based on operating performance and
•	an operating performance payment for a recent acquisition.

These expenses were leveraged against lower sales compared to 2006 and were 12.1% of sales compared to 9.1% a year ago.

Corporate
Corporate represents expenses to support the operations of our business segments, BMC West and SelectBuild. These costs include administrative functions for information systems, reporting, accounts payable and human resources, executive and senior management, professional fees for regulatory compliance and certain incentive compensation as well as actuarial adjustments for insurance and medical claims. These costs are not allocated to our business segments.

Selected financial results are as follows (millions):

	2007	2006	% Change
Operating expenses	$52	$75	(31)%

Corporate expenses decreased 31% to $52 million from $75 million a year ago. The decrease was due to lower incentive compensation based on operating performance. Corporate expenses were consistent with the prior year at 2.3% of sales.

2006 COMPARED TO 2005

The following table sets forth the amounts and percentage relationship to sales of certain costs, expenses and income items (millions, except per share data):

	Year Ended December 31
	2006		2005
Sales
Building products	$1,277	39.9%	$1,292	44.9%
Construction services	1,926	60.1	1,586	55.1
Total sales	3,203	100.0	2,878	100.0

Costs and operating expenses
Cost of goods sold
Building products	930	72.8	943	73.0
Construction services	1,586	82.3	1,305	82.3
Impairment of assets	2	—	1	—
Selling, general and administrative expenses	496	15.5	396	13.8
Other income, net	(4)	(0.1)	(3)	(0.1)
Total costs and operating expenses	3,010	94.0	2,642	91.8

Income from operations	193	6.0	236	8.2

Interest expense	29	0.9	14	0.5

Income from continuing operations before income taxes and minority interests	164	5.1	222	7.7

Income taxes	56	1.7	78	2.7
Minority interests income, net of income taxes	(9)	(0.3)	(16)	(0.6)
Income from continuing operations	99	3.1	128	4.4

Income from discontinued operations prior to sale	5	0.2	3	0.1
Income taxes	2	0.1	1	—
Income from discontinued operations	3	0.1	2	0.1

Net income	$102	3.2%	$130	4.5%

Net income per share:
Continuing operations	$3.35		$4.34
Discontinued operations	0.10		0.07
Diluted	$3.45		$4.41

Consolidated Financial Results
Selected financial results were as follows (millions):

Sales and Income from Operations

	2006	2005	% Change
Sales
Building products	$1,277	$1,292	(1)%
Construction services	1,926	1,586	21%
	$3,203	$2,878	11%

Income from operations	$193	$236	(18)%

Sales of $3.2 billion increased 11% or $325 million. Sales from acquisitions not present in the prior period were $702 million and were partially offset by a decrease in sales from comparable operations of $377 million. The decrease in sales from comparable operations reflects a sharp decline in both housing starts and building permits in the second half of the year, indicative of a nationwide contraction in homebuilding. According to the U.S. Census Bureau, single-family building permits in our markets were down 20% relative to their historic high in 2005.

Income from operations of $193 million decreased 18% or $43 million from $236 million in 2005. For comparable operations, income from operations declined $98 million or 42%. The decrease in income from operations was principally due to lower sales from comparable operations as well as higher selling, general and administrative expenses.

Selling, general and administrative expenses increased 25% or $100 million from 2005. Acquisitions not present in the prior period were $77 million or approximately 75% of the increase. These expenses for comparable operations were higher due to compensation, including the impact of adopting a new accounting principle for share-based compensation, occupancy expenses to support growth and acquisition integration expenses. As a percent of sales, selling, general and administrative expenses were up 1.7% to 15.5% from 13.8% in 2005. The increase in these expenses as a percent of sales, was due to deflation in selling prices, delivery costs to support higher volume and fixed amortization expenses from acquisitions.

Although gross margins for building products and construction services were consistent with the prior year, they decreased overall to 21.4% from 21.9% in 2005. The decrease was due to a higher portion of sales from construction services relative to building products.

Interest Expense
Interest expense of $29 million was up $15 million from 2005. The increase was due to greater average borrowings of $356 million in 2006 compared to $225 million in 2005 and higher average interest rates of 6.5% in 2006 compared to 5.7% in 2005.

Income Taxes
In 2006 our combined federal and state income tax rate decreased to 33.7% from 35.5% in 2005. The reduction was due to a refinement of the apportioned taxable income to the states in which we operate.

Business Segments

Sales and income from operations by business segment were as follows (millions):

	2006		2005
	Sales	Income from Operations	Sales	Income from Operations
BMC West	$1,471	$120	$1,484	$148
SelectBuild	1,732	148	1,394	161
Corporate	—	(75)	―	(73)
	$3,203	$193	$2,878	$236

BMC West
Selected financial results were as follows (millions):

	2006	2005	% Change
Sales	$1,471	$1,484	(1)%
Less: Acquisitions	(58)	—	—
	$1,413	$1,484	(5)%

Income from operations	$120	$148	(19)%
Less: Acquisitions	(1)	―	—
	$119	$148	(20)%

Sales of $1.5 billion were approximately the same as 2005. Sales from comparable operations experienced a decrease in commodity wood product prices and were down 5% or $71 million from 2005. Strong sales in the Intermountain and Texas regions were offset by lower sales in our Southwest, Colorado and Northwest regions. Indicative of slower homebuilding activity, single-family building permits declined in the second half of the year and were down 8% from 2005.

Income from operations decreased 19% to $120 million from $148 million. As a percent of sales, gross margins were up 20 basis points over 2005. However, selling, general and administrative expenses as a percent of sales increased 2.1% to 17.9% primarily due to year over year deflation in commodity wood product prices. Total dollars spent in selling, general and administrative expenses were up $28 million as a result of:

•	compensation expenses for additional personnel to support increased sales volume,
•	expenses from acquisitions not present in the prior period and
•	higher delivery and occupancy expenses.

SelectBuild
Selected financial results were as follows (millions):
	2006	2005	% Change
Sales	$1,732	$1,394	24%
Less: Acquisitions	(644)	—	—
	$1,088	$1,394	(22)%

Income from operations	$148	$161	(8)%
Less: Acquisitions	(54)	—	—
	$94	$161	(42)%

Sales increased 24% to $1.7 billion from $1.4 billion in 2005. The increase was due to $644 million in sales from acquisitions not present in the prior period. Sales from comparable operations declined 22% or $306 million and were particularly weak in our Southwest and Pacific regions. Reflective of the reduction in homebuilding in our markets, both starts and building permits were down sharply.

Income from operations decreased 8% to $148 million from $161 million. For comparable operations, income from operations was down 42% or $67 million. Gross margins were 17.8% of sales and approximately the same as 2005, however selling, general and administrative expenses were 9.1% of sales compared to 6.3% in 2005. These expenses were higher due to:

•	reduced operating leverage resulting from a 22% decline in sales from comparable operations,
•	compensation and integration expenses associated with a regional operating structure and
•	operating expenses and non-cash amortization associated with recent acquisitions.

Corporate
Corporate represents expenses to support the operations of our business segments, BMC West and SelectBuild. These costs include administrative functions for information systems, reporting, accounts payable and human resources, executive and senior management, professional fees for regulatory compliance and certain incentive compensation as well as actuarial adjustments for insurance and medical claims. These costs are not allocated to our business segments.

Selected financial results are as follows (millions):
	2006	2005	% Change
Operating expenses	$75	$73	3%

Corporate expenses increased 3% to $75 million from $73 million in 2005. Higher compensation, including the non-cash impact of share-based compensation from the adoption of a new accounting standard, was partially offset by lower incentive compensation based on operating performance and actuarial adjustments for insurance expense. Corporate expenses at 2.3% of sales were lower than the 2.5% in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
Historically, our primary need for capital resources was to fund working capital and acquisitions as well as finance capital expenditures. In the future we expect to fund working capital requirements, necessary capital expenditures and enhance existing operations with cash flow from operations and seasonal borrowings under our credit facility.

Reduced operating performance, organizational changes and other expenses may result in failure to comply with the financial covenants of our credit facility and adversely affect our ability to finance operations or capital needs and could create a default and cause all amounts borrowed to become due and payable immediately. Additionally, the amended credit facility restricts our ability to incur additional indebtedness, pay dividends, repurchase shares, enter into mergers or acquisitions, use proceeds from equity offerings, make capital expenditures or sell assets.

For 2007, cash provided by operations and proceeds from dispositions were used to complete payments for acquisitions made in the prior year and purchase property and equipment as well as pay dividends. The sections that follow discuss in more detail our operating, investing and financing activities as well as our financing arrangements.

Operations
Cash provided by operating activities was $67 million for 2007 compared to $273 million for 2006. Net income adjusted for non-cash items decreased $126 million due to a significant contraction in construction activity as homebuilders curtailed production in an effort to align home inventory with demand. Consistent with the contraction of construction activity, our working capital requirements were $67 million less than the prior year. Inventory turns and days payable outstanding were consistent with the prior year whereas days sales outstanding increased slightly.

In 2006, cash provided by operating activities was $273 million compared to $198 million for 2005. Net income adjusted for non-cash items decreased $15 million due to slower construction activity as homebuilders curtailed production. Changes in working capital were favorable as requirements were $104 million less than 2005 as the robust pace of housing starts began to deteriorate. Inventory turns and days payable outstanding improved whereas days sales outstanding increased slightly from 2005.

Cash provided by operating activities was $198 million for 2005, a significant increase from $33 million for 2004. Strong home construction activity and improved margins in both our building products and construction services segments resulted in higher net income, providing $76 million of additional operating cash flow over 2004. Also, working capital requirements were lower in 2005 than 2004 due to lower commodity wood product prices as well as improved inventory turns and days sales outstanding. This improved management of working capital resulted in cash used of $1 million compared to $61 million of cash used for 2004.

Capital Investment and Acquisitions
Cash used in investing activities was $53 million for 2007 or $227 million less than $280 million a year ago. Cash used for investing activities reflected a $121 million reduction in acquisition expenditures. Cash use for acquisitions of $81 million was principally for payments on acquisitions made in 2006. Cash of $27 million was provided by the sale of three building material distribution businesses in Western Colorado and relocation of a building materials distribution business in Texas. Cash used for investing activities also included capital expenditures of $33 million or $20 million less than 2006. Capital expenditures were principally for relocation and expansion of materials distribution and component manufacturing facilities as well as routine replacement of operating equipment. Cash of $17 million was provided from the sale of marketable securities pursuant to the statutory funding requirements of our captive insurance subsidiary.

In 2006, cash used in investing activities was $280 million or $18 million more than $262 million used in investing activities for 2005. Cash use included $202 million for eight acquisitions and purchase of an additional 20% interest in a concrete block masonry and concrete services business. Cash used for investing activities also included capital expenditures for 2006 of $53 million or $6 million more than $47 million for 2005. Capital expenditures for 2006 were principally for centralization of a millwork facility in Colorado, expansion of distribution facilities in Texas and Idaho, expansion of construction service facilities in Arizona and expansion of our data center as well as construction and human resource information systems. Cash used for investing activities for 2006 also included $25 million for the net purchase of marketable securities pursuant to the statutory funding requirements of our captive insurance subsidiary.

Cash used in investing activities was $262 million for 2005 compared to $58 million for 2004. Cash use included $203 million for seven acquisitions, including the purchase of interests in three businesses, and purchase of an additional 20% interest in a concrete block masonry and concrete services business. Cash used for capital expenditures was $47 million or $19 million more than $28 million for 2004. Capital expenditures were principally for expansion of distribution facilities in Texas and Montana, construction services facilities in Las Vegas and Florida and implementation of distribution and construction information systems. Cash used for investing activities also included $14 million for the net purchase of marketable securities pursuant to the statutory funding requirements of our captive insurance subsidiary.

Financing
Cash used by financing activities was $28 million for 2007 compared to $51 million provided by financing activities a year ago. Payments for acquisitions made in the prior year and capital expenditures as well as working capital requirements were funded by cash from operations, proceeds from dispositions and the sale of three non-strategic building materials distributions businesses in Western Colorado. No additional borrowings were required.

In 2006, cash provided by financing activities was $51 million compared to $74 million for 2005. After cash provided by operating activities, debt was borrowed to complete eight acquisitions and purchase an additional 20% interest in a concrete block masonry and concrete services business as well as expand our facilities and information systems. In November 2006, we amended our revolver and entered into a new $350 million term note. This transaction resulted in proceeds from the $350 million term note which were used to repay our previous term notes and the amount outstanding under the revolver. Remaining borrowings were used to pay dividends and invest in cash equivalents.

Cash provided by financing activities was $74 million for 2005 compared to $25 million for 2004. The primary sources of cash were a $75 million term note and an increase in book overdrafts. In addition to strong operating cash flows, debt was borrowed to complete seven acquisitions, including the purchase of interests in three businesses, and purchase of an additional 20% interest in a concrete block masonry and concrete services business as well as expand facilities and implement construction information systems.

Financing Arrangements
Our debt structure consists of a revolver, term note and other borrowings.

Revolver
In November 2006, we entered into an amended $500 million revolver with a group of lenders. The revolver matured in November 2011. The revolver consisted of both LIBOR and Prime based borrowings. These variable interest rates were subject to quarterly adjustment based on operating performance and ranged from LIBOR plus 1.00% to 2.00%, or Prime plus 0.00% to 0.75%. Additionally, a commitment fee for the unused portion of the revolver was subject to quarterly operating performance and ranged from 0.20% to 0.35%. Interest was paid quarterly. As of December 31, 2007, no amount was outstanding under the revolver.

The effective interest rate is based on interest rates for the period as well as the commitment fee for the unused portion of the revolver.

Letters of credit outstanding that guaranteed performance or payment to third parties were $106.7 million as of December 31, 2007 and $97.2 million as of December 31, 2006. These letters of credit reduce borrowing availability under the revolver.

Term Note
In November 2006, we entered into a $350 million term note with a group of lenders. The term note matured in November 2013 and was payable in quarterly installments for the first 7 years in amounts equal to 1% of the initial principal per year and the remaining principal due November 2013. The variable interest rate for the term note was LIBOR plus 2.50%, or Prime plus 1.25%. Interest was paid quarterly. As of December 31, 2007, $345.6 million was outstanding under this term note.

Other
Other long-term debt consists of term notes, equipment notes and capital leases for equipment. Interest rates vary and dates of maturity are through March 2021. As of December 31, 2007, other long-term debt was $3.7 million.

Expansion of Previous Credit Facility, Covenants and Maturities
The credit facility consists of the revolver and term note. The credit facility previously included an expansion ability of up to $250 million. The credit facility was collateralized by tangible and intangible property of our wholly-owned subsidiaries, except the assets of our captive insurance subsidiary.

Financial covenants under the credit facility required the maintenance of a minimum net worth, a minimum fixed charge coverage ratio and a maximum leverage ratio. Due to impairments and operating losses in the fourth quarter, we were not in compliance with the net worth, fixed charge coverage and leverage covenants of the credit facility. A waiver of these covenant violations was obtained in February 2008, which allowed for revolver borrowings of up to $75 million through February 2008.

Scheduled maturities of long-term debt are as follows (thousands):

2008	$4,923
2009	4,251
2010	3,971
2011	3,709
2012	3,572
Thereafter	328,873
$349,299

Subsequent to December 2007
On February 29, 2008, we reached an agreement to amend our credit facility. The revolver was reduced to $200 million and the maturity of the term loan was shortened to November 2011. As of February 29, 2008, no amount was outstanding under the revolver. Letters of credit outstanding continue to reduce borrowing availability under the revolver. Borrowings under the revolver are limited to the lesser of:

•	$100 million or
•	a borrowing base calculated on certain accounts receivable minus 50% of outstanding surety bonds, multiplied by 50%.

The amended credit facility continues to require quarterly compliance with financial covenants including minimum net worth, minimum interest coverage ratio and minimum earnings before interest, taxes, depreciation and amortization. Interest rates for the revolver and term note were increased to LIBOR plus 4.50% or Prime plus 2.50%. Additionally, the commitment fee for the unused portion of the revolver is 0.50%. Interest is to be paid quarterly.

The amended credit facility restricts our ability to incur additional indebtedness, pay dividends, repurchase shares, enter into mergers or acquisitions, use proceeds from equity offerings, make capital expenditures and sell assets. The amended credit facility is secured by all assets of our wholly-owned subsidiaries, except the assets of our captive insurance subsidiary.

In connection with the amendment, 60% or $2.4 million of unamortized deferred loan costs related to the revolver will be recognized as interest expense in the first quarter of 2008. We also expect to incur approximately $5.0 million of fees in connection with the amendment and these costs will be amortized over the remaining term of our credit facility.

The ineffective portion of the interest rate swap contracts, if any, is being determined. Other than changes to the maturity, the terms of the term note remain substantially the same and the interest rate swap contracts remain an effective hedge of interest expense.

We expect to be in compliance with these covenants throughout 2008. Reduced operating performance, organizational changes and other expenses as well as significant economic uncertainties, may result in failure to comply with the financial covenants of our credit facility and adversely affect our ability to finance operations or capital needs and could create a default and cause all amounts borrowed to become due and payable immediately. We continue to closely monitor these financing arrangements as well as evaluate other financing options.

Hedging Activities
Derivative and hedging activities are recorded on the balance sheet at their fair values. In November 2006, we entered into interest rate swap contracts that effectively convert $200 million of the variable rate borrowings of the $345.6 million term note to a fixed interest rate of 7.6% through November 2012, thus reducing the impact of increases in interest rates on future interest expense. Approximately 58% of the outstanding variable rate borrowings of the term note as of December 31, 2007 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. After giving effect to the interest rate swap contracts, total borrowings were 58% fixed and 42% variable.

The fair value of derivative instruments is based on pricing models using current market rates. The fair value of the interest rate swap contracts was a long-term liability of $8.6 million and a corresponding deferred tax asset of $3.3 million as of December 31, 2007. The effective portion was recorded in accumulated other comprehensive (loss) income, net, a separate component of shareholders’ equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings. The corresponding deferred tax asset was also recorded in accumulated other comprehensive (loss) income, net for the income tax related to the estimated fair value of the interest rate swap contracts. The ineffective portion, if any, of the change in the value of the interest rate swap contracts is immediately recognized as a component of interest expense. Management may choose not to swap variable rates to fixed rates or may terminate a previously executed swap if the variable rate positions are more beneficial.

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

At the annual meeting of shareholders on May 3, 2005, our shareholders voted to increase the number of authorized common shares to 50 million from 20 million. These additional shares may be issued for reasons including but not limited to splits of common shares, financing acquisitions, establishing strategic relationships with corporate partners and providing equity incentives.

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

Based on our historical ability to generate cash flows from operations and borrowing capacity under our amended credit facility, management believes it will have sufficient capital to meet anticipated needs.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships often referred to as structured finance or special purpose entities which might be established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2007, we are not involved in any transactions with unconsolidated entities.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual obligations as of December 31, 2007 (millions):

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total	Fair Value
Long-term debt	$4.7	$8.2	$7.3	$328.9	$349.1	$348.2
Capital lease obligations	0.2	—	—	—	0.2	0.2
Interest on long-term debt and capital leases(1)	27.0	53.2	51.1	18.3	149.6	149.6
Operating leases	28.9	43.4	19.4	11.6	103.3	103.3
Unconditional purchase obligations	—	—	—	—	—	—
Other long-term commitments	—	—	—	—	—	—
	$60.8	$104.8	$77.8	$358.8	$602.2	$601.3

Interest rate swap contracts
Notional principal amount of interest rate exchange agreements maturing					$200.0	8.6
Variable to fixed
Average pay rate					5.09%
Average receive rate					5.32%
						$609.9

(1)	Interest paid on all years may differ due to future refinancing of debt. Interest on our variable rate debt was calculated for all years using the rates effective as of December 31, 2007.

Accelerated repayment of our revolver and term note may occur if certain financial conditions or warranties and representations are not met. The credit facility consists of the revolver and term note. The credit facility is collateralized by all tangible and intangible property, except assets of our captive insurance subsidiary. Financial covenants under the credit facility required the maintenance of a minimum net worth, a minimum interest coverage ratio and minimum earnings before interest, taxes, depreciation and amortization. Lack of compliance with these covenants may accelerate the related scheduled maturities.

As part of our revolver, we have $106.7 million in letters of credit outstanding principally for the deductible portion of automobile, general liability and workers’ compensation claims. These obligations are not required to be recorded as liabilities on our balance sheet and renew automatically on their various anniversary dates or until released by their respective beneficiaries.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inventory Price Risk
Prices of commodity wood products, which are subject to significant volatility, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We do not use derivative financial instruments to hedge commodity wood product prices.

Interest Rate Risk
Changes in interest expense occur when market interest rates change. Changes in the amount of debt could also increase interest rate risks. We use interest rate swap contracts to hedge interest rate risks. Approximately 58% of the outstanding variable rate borrowings of the $345.6 million term note as of December 31, 2007 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. After giving effect to the interest rate swap contracts, total borrowings are 58% fixed and 42% variable. Based on debt outstanding as of December 31, 2007, a 0.25% increase in interest rates would result in approximately $0.4 million of additional interest expense annually.

CRITICAL ACCOUNTING ESTIMATES

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions include critical accounting estimates which are defined by the Securities and Exchange Commission as those that are the most important to the portrayal of our financial condition, results of operations or cash flows. These estimates require management’s subjective and complex judgments often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection and disclosure of these estimates with our Audit Committee. Management believes the estimates utilized are reasonable under the circumstances, however actual results could differ from these estimates and may require adjustment in future periods. Our critical accounting estimates are:

•  Revenue Recognition for Construction Services
The percentage-of-completion method is used to recognize revenue for construction services. Periodic estimates of our progress towards completion are made based on a comparison of labor costs incurred to date with total estimated contract costs for labor. The percentage-of-completion method requires the use of various estimates, including among others, the extent of progress towards completion, contract revenues and contract completion costs. Contract revenues and contract costs to be recognized are dependent on the accuracy of estimates, including quantities of materials, labor productivity and other cost estimates. We have a history of making reasonable estimates of the extent of progress towards completion, contract revenues and contract completion costs. However, due to uncertainties inherent in the estimation process, it is possible that actual contract revenues and completion costs may vary from estimates. Revisions of contract revenues and cost estimates as well as provisions for estimated losses on uncompleted contracts are recognized in the period such revisions are known.

•  Estimated Losses on Uncompleted Contracts and Changes in Contract Estimates
Estimated losses on uncompleted contracts and changes in contract estimates are established by assessing estimated costs to complete, change orders and claims for uncompleted contracts. Revisions of estimated losses are recognized in the period such revisions are known.

At December 31, 2007, the reserve for these estimated losses was less than $0.1 million for BMC West and $0.3 million for SelectBuild. These reserves are established by assessing estimated costs to complete, change orders and claims. Assumptions for estimated costs to complete include material prices, labor costs, labor productivity and contract claims. Such estimates are inherently uncertain and therefore it is possible that actual completion costs may vary from these estimates. We have a history of making reasonable estimates of the extent of progress towards completion, contract revenue and contract completion costs. However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.

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

At December 31, 2007, goodwill was $14.2 million for BMC West. The impairment assessment includes determining the estimated fair value of reporting units based on discounting the future operating cash flows using a discount rate reflecting our estimated average cost of funds. Future operating cash flows are derived from our annual plan and forecast information, which includes assumptions of future volumes, pricing of commodity products and labor costs. Prices for commodity products are inherently volatile. Due to the variables associated with prices of commodity products and the effects of changes in circumstances, both the precision and reliability of the estimates of future operating cash flows are subject to uncertainty. As additional information becomes known, we may change our estimates.

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

At December 31, 2007, the reserve for automobile, general liability and workers’ compensation claims was $56.4 million. The actuarial assessment includes determining the estimated cost of claims. The reserve for these claims is susceptible to change based on the estimated cost of the claims. Actual loss experience substantially different than the actuarial assumptions may occur. Future reserves are subject to the nature and frequency of claims, medical cost inflation and changes in the insurance deductibles of the applicable insurance policies.

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

At December 31, 2007, the reserve for warranties was $6.9 million. Specific terms and conditions for warranties vary from one year to ten years and are based on geographic market and state regulations. The reserve for these claims is susceptible to change based on the estimated cost of the claim. We have a history of making reasonable estimates of warranties. However, due to uncertainties inherent in the estimation process, it is possible that actual warranty costs may vary from estimates. Revisions of estimated warranties are recognized in the period such revisions are known.

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

RECENT ACCOUNTING PRINCIPLES

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations. This accounting principle requires the fundamental requirements of acquisition accounting (purchase accounting) be applied to all business combinations in which control is obtained regardless of consideration and for an acquirer to be identified for each business combination. Additionally, this accounting principle requires acquisition-related costs and restructuring costs at the date of acquisition to be expensed rather than allocated to the assets acquired and the liabilities assumed; minority interests, including goodwill, to be recorded at fair value at the acquisition date; recognition of the fair value of assets and liabilities arising from contractual contingencies and contingent consideration (payments conditioned on the outcome of future events) at the acquisition date; recognition of bargain purchase (acquisition-date fair value exceeds consideration plus any noncontrolling interest) as a gain; and recognition of changes in deferred taxes. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively. Earlier adoption is prohibited. Adoption is not expected to have an impact on consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements. This accounting principle eliminates noncomparable accounting for minority interests. Specifically, minority interests are presented as a component of shareholders’ equity; consolidated net income includes amounts attributable to both the parent and minority interest and is disclosed on the face of the income statement; changes in the ownership interest are accounted for as equity transactions if ownership remains controlling; elimination of purchase accounting for acquisitions of noncontrolling interests and acquisitions of additional interests; and recognition of deconsolidated controlling interest based on fair value consistent with Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively, however presentation and disclosure will be adopted retrospectively for all periods presented. Earlier adoption is prohibited. Adoption is not expected to have an impact on consolidated financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This accounting principle expands the use of fair value accounting. Entities may elect to measure eligible items at fair value at specified election dates, however the fair value election is irrevocable and made on an instrument-by-instrument basis. Eligible items include financial assets and liabilities, firm commitments for financial instruments, loan commitments, nonfinancial insurance contracts and warranties (goods or services settled by a third party) and host financial instruments. Upon adoption, unrealized gains and losses for existing items measured at fair value are recorded as a cumulative adjustment to beginning retained earnings and subsequent changes are recognized in earnings at each reporting date. We elected not to adopt the fair value measurement option for eligible items. This accounting principle and related disclosures were adopted effective January 2007 and had no impact on consolidated financial position, results of operations or cash flows.

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

BUSINESS RISKS AND FORWARD-LOOKING STATEMENTS

There are a number of business risks and uncertainties that affect our operations and therefore could cause future results to differ from past performance or expected results. Additional information regarding business risks and uncertainties is contained in Item 1A of this Form 10-K. These risks and uncertainties may include, however are not limited to:

•
demand for and supply of single-family homes which is influenced by changes in the overall condition of the U.S. economy, including interest rates, consumer confidence, job formation and other important factors;

•	our business model;
•	our ability to implement and maintain cost structures that align with revenue trends;
•	compliance with credit facility covenants in an uncertain housing market;
•	changes in the business models of our customers may limit our ability to provide building products and construction services required by our customers;
•	the integration of acquired businesses may not result in anticipated cost savings and revenue synergies being fully realized or may take longer to realize than expected;
•	losses of and changes in customers;

•	availability of and our ability to attract, train and retain qualified individuals;
•	fluctuations in our costs and availability of sourcing channels for commodity wood products, concrete, steel and other building materials;
•	intense competition;
•	weather conditions including natural catastrophic events;
•	exposure to construction defect and product liability claims as well as other legal proceedings;
•	disruptions in our information systems;
•	actual and perceived vulnerabilities as a result of terrorist activities and armed conflict;
•	costs and/or restrictions associated with federal, state and other regulations; and
•	numerous other matters of a local and regional scale, including those of a political, economic, business, competitive or regulatory nature.

Risks related to our shares may include, however are not limited to:

•	price for our shares may fluctuate significantly; and
•	anti-takeover defenses and certain provisions could prevent an acquisition of our company or limit share price.

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

Interest Rate Risk
Changes in interest expense occur when market interest rates change. Changes in the amount of debt could also increase interest rate risks. Interest rate swap contracts are currently utilized to hedge interest rate risks. Approximately 58% of the outstanding variable rate borrowings of the $345.6 million term note as of December 31, 2007 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. After giving effect to the interest rate swap contracts, total borrowings are 58% fixed and 42% variable. Based on debt outstanding as of December 31, 2007, a 0.25% increase in interest rates would result in approximately $0.4 million of additional interest expense annually.

ITEM 8. Financial Statements and Supplementary Data

Building Materials Holding Corporation
Consolidated Statements of Operations
(thousands, except per share data)

	Year Ended December 31
	2007	2006	2005
Sales
Building products	$1,001,284	$1,277,190	$1,291,899
Construction services	1,283,687	1,926,077	1,586,509
Total sales	2,284,971	3,203,267	2,878,408

Costs and operating expenses
Cost of goods sold
Building products	725,847	929,800	942,871
Construction services	1,116,684	1,586,383	1,305,097
Impairment of assets	337,074	2,237	1,320
Selling, general and administrative expenses	438,142	496,459	396,179
Other income, net	(10,453)	(4,281)	(3,166)
Total costs and operating expenses	2,607,294	3,010,598	2,642,301

(Loss) income from operations	(322,323)	192,669	236,107

Interest expense	33,800	29,082	14,420

(Loss) income from continuing operations before income taxes and minority interests	(356,123)	163,587	221,687

Income tax benefit (expense)	29,688	(54,991)	(78,665)
Minority interests income, net of income taxes	(853)	(9,493)	(15,514)
(Loss) income from continuing operations	(327,288)	99,103	127,508

Income from discontinued operations prior to sale	3,554	4,786	3,249
Gain on sale of discontinued operations	20,029	—	—
Income taxes	(9,008)	(1,815)	(1,250)
Income from discontinued operations	14,575	2,971	1,999

Net (loss) income	$(312,713)	$102,074	$129,507

Net (loss) income per share:
Continuing operations	$(11.36)	$3.47	$4.54
Discontinued operations	0.50	0.10	0.07
Basic	$(10.86)	$3.57	$4.61

Continuing operations	$(11.36)	$3.35	$4.34
Discontinued operations	0.50	0.10	0.07
Diluted	$(10.86)	$3.45	$4.41

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Balance Sheets
(thousands)
	December 31			December 31
	2007	2006		2007	2006
Assets			Liabilities, Minority Interests and Shareholders’ Equity
Cash and cash equivalents	$60,587	$74,272
Marketable securities	1,872	4,337	Accounts payable	$77,024	$109,129
Receivables, net of allowances			Accrued compensation	32,016	48,180
of $5,561 and $4,487	209,355	276,497	Insurance deductible reserves	28,488	24,931
Inventory	116,836	141,457	Other accrued liabilities	29,504	103,145
Unbilled receivables	39,917	43,527	Billings in excess of costs and estimated
Deferred income taxes	11,470	8,914	earnings	23,779	27,622
Prepaid expenses and other	18,877	11,153	Current portion of long-term debt	4,923	8,143
Assets of discontinued operations	—	6,254	Liabilities of discontinued operations	—	2,461
Current assets	458,914	566,411	Current liabilities	195,734	323,611

Property and equipment			Deferred income taxes	—	9,138
Land	62,737	61,217	Insurance deductible reserves	27,898	25,841
Buildings and improvements	138,630	136,659	Long-term debt	344,376	349,161
Equipment	192,653	186,956	Other long-term liabilities	44,503	41,390
Construction in progress	16,215	8,579
Accumulated depreciation	(160,096)	(136,020)	Minority interests	8,591	7,141
Marketable securities	40,039	53,513
Deferred income taxes	11,269	—	Commitments and contingent liabilities	—	—
Deferred loan costs	4,358	5,481
Other long-term assets	30,981	26,975	Shareholders’ equity
Other intangibles, net	64,948	108,792	Common shares, $0.001 par value:
Goodwill	14,196	308,000	authorized 50 million; issued and
Assets of discontinued operations	—	2,348	outstanding 29.4 and 29.2 million shares	29	29
	$874,844	$1,328,911	Additional paid-in capital	164,043	154,405
			Deferred compensation common shares obligation	1,427	1,200
			Deferred compensation common shares	(1,427)	(1,200)
			Retained earnings	94,482	418,927
			Accumulated other comprehensive (loss), net	(4,812)	(732)
			Shareholders’ equity	253,742	572,629
				$874,844	$1,328,911

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Shareholders’ Equity
(thousands)

	Year Ended December 31
	2007	2006	2005
Common shares - beginning balance	$29	$29	$28
Shares issued from Incentive and Performance Plans	—	—	1
Common Shares	$29	$29	$29

Additional paid-in capital - beginning balance	$154,405	$141,082	$123,197
Shares issued from Incentive and Performance Plans
Options exercised - Management	203	1,292	4,904
Tax benefit for share options exercised	29	1,457	9,140
Restricted shares - Management	2,614	5,220	2,616
Unearned compensation	(2,614)	(5,220)	(2,616)
Tax benefit for dividends on restricted shares	63	—	—
Shares issued to Directors	405	415	380
Earned compensation
Options - Management	5,177	5,103	—
Restricted shares - Management	3,317	3,107	1,301
Tax benefit for vested restricted shares	167	—	—
Shares issued from Employee Stock Purchase Plan	277	1,949	1,160
Shares issued for an acquisition	—	—	1,000
Additional paid-in capital	$164,043	$154,405	$141,082

Deferred compensation common shares obligation - beginning balance	$1,200	$934	$680
Shares purchased	402	319	272
Distribution and forfeitures	(175)	(53)	(18)
Deferred compensation common shares obligation	$1,427	$1,200	$934

Deferred compensation common shares - beginning balance	$(1,200)	$(934)	$(680)
Shares purchased with deferred compensation	(364)	(276)	(253)
Shares purchased with dividends	(38)	(43)	(19)
Distributions and forfeitures	175	53	18
Deferred compensation common shares	$(1,427)	$(1,200)	$(934)

Retained earnings - beginning balance	$418,927	$328,463	$205,812
Net (loss) income	(312,713)	102,074	129,507
Cash dividends on common shares	(11,732)	(11,610)	(6,856)
Retained earnings	$94,482	$418,927	$328,463

Accumulated other comprehensive (loss) income, net - beginning balance	$(732)	$487	$(1,359)
Interest rate swap contracts:
Unrealized loss	(7,673)	(880)	—
Tax benefit for unrealized loss	2,933	332	—
Unrealized gain	—	262	3,412
Taxes for unrealized gain	—	(101)	(1,314)
Realized gain	—	(1,459)	—
Taxes for realized gain	—	562	—
Marketable securities:
Unrealized gain (loss)	1,000	127	(410)
(Taxes) tax benefit for unrealized gain (loss)	(340)	(62)	158
Accumulated other comprehensive (loss) income, net	$(4,812)	$(732)	$487

Shareholders’ Equity	$253,742	$572,629	$470,061

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Comprehensive (Loss) Income
(thousands)

	Year Ended December 31
	2007	2006	2005
Net (loss) income	$(312,713)	$102,074	$129,507

Unrealized (loss) gain on interest rate swap contracts:
Unrealized loss	$(7,673)	$(880)	$—
Tax benefit for unrealized loss	2,933	332	—
Unrealized gain	—	262	3,412
Taxes for unrealized gain	—	(101)	(1,314)
Realized gain	—	(1,459)	—
Taxes for realized gain	—	562	—
	$(4,740)	$(1,284)	$2,098
Unrealized gain (loss) on marketable securities:
Unrealized gain (loss)	$1,000	$127	$(410)
(Taxes) tax benefit for unrealized gain (loss)	(340)	(62)	158
	$660	$65	$(252)

Comprehensive (loss) income	$(316,793)	$100,855	$131,353

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Cash Flows
(thousands)

	Year Ended December 31
Operating Activities	2007	2006	2005
Net (loss) income	$(312,713)	$102,074	$129,507
Items in net (loss) income not using (providing) cash:
Minority interests, net	853	9,493	15,514
Depreciation and amortization	48,781	45,284	27,363
Deferred loan cost amortization	1,123	1,359	704
Impairment of assets	337,074	2,237	1,320
Share-based compensation	8,944	8,917	1,855
Gain on sale of discontinued operations	(20,029)	—	—
(Gain) loss on sale of assets, net	(8,789)	207	(194)
Realized gain on interest rate swap contracts	—	(1,459)	—
Realized (gain) loss on marketable securities	(408)	206	—
Deferred income taxes	(19,452)	(1,125)	(3,473)
Accrued loss for acquisition purchase obligation	5,500	—	—
Tax benefit for share options	—	—	9,140
Changes in assets and liabilities, net of effects of acquisitions and divestitures of business units:
Receivables, net	68,385	128,381	(19,049)
Inventory	24,599	43,873	(3,332)
Unbilled receivables	3,610	22,702	(8,378)
Prepaid expenses and other current assets	(7,758)	(3,915)	4,340
Accounts payable	(22,621)	(43,483)	1,852
Accrued compensation	(16,536)	(18,823)	24,465
Insurance deductible reserves	3,557	3,059	5,777
Other accrued liabilities	(13,033)	1,483	(4,611)
Billings in excess of costs and estimated earnings	(3,843)	(29,734)	(1,911)
Other long-term assets and liabilities	(12,560)	1,588	18,181
Other, net	2,595	1,094	(776)
Cash flows provided by operating activities	67,279	273,418	198,294

Investing Activities
Purchases of property and equipment	(32,995)	(52,873)	(46,540)
Acquisitions and investments in businesses, net of cash acquired	(80,961)	(201,754)	(203,201)
Proceeds from dispositions of property and equipment	16,905	2,944	1,358
Proceeds from sale of discontinued operations	27,176	—	—
Purchase of marketable securities	(35,239)	(54,700)	(20,623)
Proceeds from sales of marketable securities	52,650	29,270	6,546
Other, net	(628)	(3,150)	892
Cash flows used by investing activities	(53,092)	(280,263)	(261,568)

Financing Activities
Net (payments) borrowings under revolver	—	(77,500)	(3,700)
Borrowings under term note	—	350,000	75,000
Principal payments on term notes	(3,500)	(197,750)	(1,251)
Net payments on other notes	(4,505)	(6,109)	(7,605)
(Decrease) increase in book overdrafts	(7,609)	(2,902)	17,404
Proceeds from share options exercised	203	1,292	4,905
Tax benefit for share options	259	1,457	—
Dividends paid	(11,709)	(10,853)	(5,807)
Deferred financing costs	—	(3,224)	(2,236)
Distributions to minority interests	(1,223)	(5,731)	(2,792)
Other, net	212	2,359	(62)
Cash flows (used) provided by financing activities	(27,872)	51,039	73,856

(Decrease) Increase in Cash and Cash Equivalents	(13,685)	44,194	10,582

Cash and cash equivalents, beginning of year	74,272	30,078	19,496
Cash and cash equivalents, end of year	$60,587	$74,272	$30,078

Supplemental Disclosure of Cash Flow Information
Accrued but unpaid dividends	$2,938	$2,915	$2,158
Cash paid for interest	$32,827	$28,185	$13,682
Cash paid for income taxes	$7,233	$69,568	$70,553

Supplemental Schedule of Investing Activities
Fair value of assets acquired	$12,999	$265,105	$336,252
Liabilities assumed	$(3,680)	$82,414	$133,362
Cash paid for acquisitions made this period	$16,679	$182,691	$202,890
Cash paid for acquisitions made in prior period	$64,282	$19,063	$311

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Operations
Building Materials Holding Corporation (BMHC) provides building products and construction services to professional homebuilders and contractors in western and southern regions of the United States. We operate through two separately managed and reportable business segments: BMC West and SelectBuild. BMC West distributes building materials, manufactures building components (millwork, floor and roof trusses and wall panels) and provides construction services to professional builders and contractors through a network of 40 distribution facilities and 59 manufacturing facilities. SelectBuild provides framing and other construction services to production homebuilders as well as commercial and multi-family buiders. We provide building products and construction services in 14 of the top 25 single-family construction markets.

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

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements as well as the reported amounts of sales and expenses during the reporting period. Actual amounts may differ materially from those estimates. The following critical accounting estimates require our subjective and complex judgment often as a result of the need to estimate matters that are inherently uncertain:

•  Revenue Recognition for Construction Services
The percentage-of-completion method is used to recognize revenue for construction services. Periodic estimates of our progress towards completion are made based on a comparison of labor costs incurred to date with total estimated contract costs for labor. The percentage-of-completion method requires the use of various estimates, including among others, the extent of progress towards completion, contract revenues and contract completion costs. Contract revenues and contract costs to be recognized are dependent on the accuracy of estimates, including quantities of materials, labor productivity and other cost estimates. We have a history of making reasonable estimates of the extent of progress towards completion, contract revenues and contract completion costs. However, due to uncertainties inherent in the estimation process, it is possible that actual contract revenues and completion costs may vary from estimates. Revisions of contract revenues and cost estimates as well as provisions for estimated losses on uncompleted contracts are recognized in the period such revisions are known.

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

Cash and Cash Equivalents
Cash and cash equivalents consist of short-term investments that have a maturity of three months or less at the date of purchase. Cash and cash equivalents were $60.6 million at December 31, 2007 and $74.3 million at December 31, 2006.

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

Property and Equipment
Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements that extend useful life. Certain costs of software are capitalized provided those costs are not research and development and certain other criteria are met. Capitalized interest was $0.3 million for 2007, $0.1 million for 2006 and $0.2 million for 2005. Expenditures for other maintenance and repairs are expensed as incurred. Gains and losses from sales and retirements are included in income as they occur. Depreciation is calculated using the straight-line method over the economic useful lives of the assets. The estimated useful lives of depreciable assets are generally:

•  ten to thirty years for buildings and improvements
•  seven to ten years for machinery and fixtures
•  three to ten years for handling and delivery equipment
•  three to ten years for software development costs

In order to improve financial returns, we periodically evaluate our investments in property and equipment. As a result, property and equipment may be consolidated, leased or sold. For continuing operations, we recognized a gain of $8.8 million for 2007, a loss of $0.2 million for 2006 and a gain of $0.2 million for 2005 from the sales of property and equipment.

Long-lived Assets
Long-lived assets such as property, equipment and intangibles with useful lives are evaluated for impairment whenever events and circumstances indicate the carrying amount may not be recoverable. An impairment is recognized if the carrying amount exceeds its fair value and when the carrying amount is not recoverable based on the estimated future operating cash flows on an undiscounted basis.

Revenue Recognition
Taxes assessed by governmental authorities that are directly imposed on our revenue-producing transactions are excluded from sales. Revenues for building products are recognized when title to the goods and risk of loss pass to the buyer, which is at the time of delivery. The percentage-of-completion method is used to recognize revenue for construction services.

Shipping and Handling
Shipping and handling costs for manufactured building components and construction services are included as a component of cost of goods sold. Shipping and handling costs for building products are included as a component of selling, general and administrative expenses and were $70.7 million for 2007, $77.4 million for 2006 and $65.6 million for 2005.

Reclassifications
Certain reclassifications, none of which affected previously reported consolidated results of operations, cash flows or shareholders’ equity, have been made to amounts reported in prior periods to conform to the current year presentation.

SelectBuild identified certain costs of sourcing materials and reclassified these costs to cost of goods sold from selling, general and administrative expenses. Costs reclassified to cost of goods sold from selling, general and administrative expenses were $29.1 million for 2006 and $19.1 million for 2005. These reclassifications, none of which affected previously reported consolidated results of operations, cash flows or shareholders’ equity, have been made to amounts reported in prior periods to conform to the current period presentation.

Recent Accounting Principles
In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations. This accounting principle requires the fundamental requirements of acquisition accounting (purchase accounting) be applied to all business combinations in which control is obtained regardless of consideration and for an acquirer to be identified for each business combination. Additionally, this accounting principle requires acquisition-related costs and restructuring costs at the date of acquisition to be expensed rather than allocated to the assets acquired and the liabilities assumed; minority interests, including goodwill, to be recorded at fair value at the acquisition date; recognition of the fair value of assets and liabilities arising from contractual contingencies and contingent consideration (payments conditioned on the outcome of future events) at the acquisition date; recognition of bargain purchase (acquisition-date fair value exceeds consideration plus any noncontrolling interest) as a gain; and recognition of changes in deferred taxes. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively. Earlier adoption is prohibited. Adoption is not expected to have an impact on consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements. This accounting principle eliminates noncomparable accounting for minority interests. Specifically, minority interests are presented as a component of shareholders’ equity; consolidated net income includes amounts attributable to both the parent and minority interest and is disclosed on the face of the income statement; changes in the ownership interest are accounted for as equity transactions if ownership remains controlling; elimination of purchase accounting for acquisitions of noncontrolling interests and acquisitions of additional interests; and recognition of deconsolidated controlling interest based on fair value consistent with Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively, however presentation and disclosure will be adopted retrospectively for all periods presented. Earlier adoption is prohibited. Adoption is not expected to have an impact on consolidated financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This accounting principle expands the use of fair value accounting. Entities may elect to measure eligible items at fair value at specified election dates, however the fair value election is irrevocable and made on an instrument-by-instrument basis. Eligible items include financial assets and liabilities, firm commitments for financial instruments, loan commitments, nonfinancial insurance contracts and warranties (goods or services settled by a third party) and host financial instruments. Upon adoption, unrealized gains and losses for existing items measured at fair value are recorded as a cumulative adjustment to beginning retained earnings and subsequent changes are recognized in earnings at each reporting date. We elected not to adopt the fair value measurement option for eligible items. This accounting principle and related disclosures were adopted effective January 2007 and had no impact on consolidated financial position, results of operations or cash flows.

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

Long-lived assets such as property, equipment and intangibles are evaluated for impairment whenever events and circumstances indicate the carrying amount may not be recoverable. An impairment for these assets is recognized if the carrying amount exceeds its fair value and when the carrying amount is not recoverable based on the estimated future operating cash flows on an undiscounted basis.

Similarly, goodwill is evaluated for impairment in the fourth quarter and whenever events and circumstances indicate the carrying amount may not be recoverable. An impairment for goodwill is recognized if the carrying amount is more than the estimated future operating cash flows as measured by fair value techniques.

Consistent with the overall housing industry, our operating segments suffered from the effects of the sharp contraction in single-family home construction. The reporting units of our SelectBuild operating segment and the Colorado reporting unit of our BMC West segment demonstrated significant declines in operating performance in the later portion of the fourth quarter of 2007.

During the later portion of the fourth quarter of 2007, the leading sources of economic and housing data forecasted sharper reductions in housing starts. The rapid deterioration in housing forecasts and our operating performance resulted in significant revisions of our operating expectations underpinning the assumptions of recoverability of the carrying amount of customer relationships and goodwill. Additionally, our enterprise value reflected a significant reduction as investors considered overly negative perceptions of the future of the housing market and depressed the share values of housing related companies. For impairment testing, the fair values were determined based on estimates of enterprise value as well as the present value of estimated future operating cash flows. As a result, we determined the carrying amount of certain customer relationships and goodwill exceeded their respective estimated fair values and recognized the following impairments:

•	$30.0 million for certain customer relationships at SelectBuild,
•	$300.2 million for goodwill at SelectBuild,
•	$6.7 million for goodwill at BMC West and
•	$0.2 million for certain equipment at SelectBuild.

In addition, the related tax benefit for these impairments was limited to $24 million based on the estimated realization of tax benefits for current and prior periods. To the extent taxable income is generated in future periods, additional tax benefits related to these impairments may be realized and reduce our future effective tax rate.

Continued deterioration in our markets could result in additional impairments of the carrying amount of intangibles and goodwill.

As a result of changes in specific markets, SelectBuild recognized the following impairments in the second quarter of 2006:

•	$0.4 million for the carrying amount of certain customer relationships and
•	$1.8 million for the carrying amount of goodwill.

As a result of changes in specific markets, SelectBuild recognized the following impairments during 2005:

•	$0.5 million for the carrying amount of certain customer relationships in the second quarter and
•	$0.8 million for the carrying amount of goodwill in the fourth quarter.

3. Discontinued Operations

The results of operations and financial position of discontinued operations are separately reported for all periods presented.

In September 2007, BMC West sold three building materials distribution businesses in Western Colorado. The businesses were sold for $11.4 million consisting of $9.6 million cash and a $1.8 million note receivable and resulted in recognition of an initial gain of $3.7 million. In December 2007, the remaining real estate for one of these operations was sold for $17.6 million cash and resulted in recognition of a gain of $16.3 million. These business units were previously reported as a component of BMC West and were approximately 3% of sales.

Assets, liabilities, sales and income for these operations are separately reported from continuing operations and were as follows (thousands):

	December 31
	2007	2006

Assets	$—	$8,602
Liabilities	$—	$2,461

	Year Ended December 31
	2007	2006	2005
Sales
Building Products	$29,706	$41,903	$33,753
Income from discontinued operations	$14,575	$2,971	$1,999

4. Net (Loss) Income Per Share

Net (loss) income per share was determined using the following information (thousands, except per share data):

	Year Ended December 31
	2007	2006	2005
(Loss) income from continuing operations	$(327,288)	$99,103	$127,508
Income from discontinued operations	14,575	2,971	1,999
Net (loss) income	$(312,713)	$102,074	$129,507

Weighted average shares - basic	28,807	28,603	28,101
Effect of dilutive:
Share options	—	830	1,153
Restricted shares	—	156	108
Weighted average shares - assuming dilution	28,807	29,589	29,362

Net (loss) income per share:
Continuing operations	$(11.36)	$3.47	$4.54
Discontinued operations	0.50	0.10	0.07
Basic	$(10.86)	$3.57	$4.61

Continuing operations	$(11.36)	$3.35	$4.34
Discontinued operations	0.50	0.10	0.07
Diluted	$(10.86)	$3.45	$4.41

Cash dividends declared per share	$0.40	$0.40	$0.24

Certain share options and restricted shares are excluded from the computation of diluted earnings per share for:

•	options with exercise prices greater than the average market value of the common shares (options out-of-the-money) and
•	unrecognized compensation expense for restricted shares with after-tax proceeds greater than the average market value of the common shares.

Options and restricted shares excluded from the computation of diluted net income per share will change based on additional grants as well as the average market value of the common shares for the period. These options and restricted shares that are not dilutive and therefore excluded from the computation of diluted net income per share were as follows (thousands, except share data):

	Year Ended December 31
	2007	2006	2005
Average market value of shares	$14	$30	$33
Share options:
Exercise price range	$15 to $38	$23 to $38	$—
Not dilutive	1,312	819	—
Restricted shares:
Grant price range	$34	$—	$42
Not dilutive	2	—	2

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

•
In January 2008, SelectBuild was required to purchase the remaining 49% interest in SelectBuild Illinois (RCI Construction) for $8.4 million in cash which is payable in 2008. As there were no additional tangible or intangible assets, $5.5 million of this put obligation was recognized as an expense in Other income, net for 2007. In January 2005, SelectBuild acquired an initial 51% interest for $4.9 million in cash. SelectBuild Illinois provides framing services to production homebuilders in the greater Chicago area.

•
In September 2007, SelectBuild acquired the remaining 49% interest in SelectBuild Trim for $0.5 million in cash. In January 2007, SelectBuild formed this venture for an initial 51% interest for $0.5 million in cash. SelectBuild Trim provides door and molding installation services in Las Vegas, Nevada.

•
In September 2007, SelectBuild acquired the remaining 49% interest in A-1 Building Components, LLC (A-1 Truss) for $5.0 million in cash. In September 2004, SelectBuild acquired an initial 51% interest for $2.3 million in cash. A-1 Truss manufactures trusses in Fort Pierce, Florida.

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

•
In January 2006, SelectBuild acquired the remaining 20% interest in SelectBuild Florida (WBC Construction, LLC) for $36.0 million in cash. In August 2005, SelectBuild acquired an additional 20% interest for $24.8 million in cash and in January 2003, acquired an initial 60% interest for $22.9 million in cash and $1.0 million of our common shares. SelectBuild Florida provides concrete block masonry and concrete services to production homebuilders in Florida.

Assets and liabilities acquired in acquisitions made in 2007 and 2006, including payments of amounts retained for settlement periods, were as follows (thousands):

	December 31			December 31
	2007	2006		2007	2006
Receivables	$(21)	$44,683	Accounts payable	$—	$10,376
Inventory	—	19,957	Accrued compensation	—	1,447
Unbilled receivables	—	10,101	Other accrued liabilities	(60,787)	50,340
Prepaid expenses and other	18	263	Billings in excess of costs and
			estimated earnings	—	23,557
Current assets	(3)	75,004	Current liabilities	(60,787)	85,720

Property and equipment	216	19,845	Deferred income taxes	(917)	937
Other long-term assets	—	42	Other long-term liabilities	—	8,173
Other intangibles, net	2,287	68,692	Minority interests	(3,680)	(10,627)
Goodwill	13,077	122,374
	$15,577	$285,957		$(65,384)	$84,203

Had the acquisitions for 2007 taken place as of the beginning of 2006, pro forma results of operations would not have been significantly different from reported amounts.

6. Marketable Securities

Investments in marketable securities consist of debt securities held by our captive insurance subsidiary and are considered available-for-sale and recorded at fair value. Fair value is based on market quotes. Realized gains and losses are recognized in Other income, net based on specific identification. Unrealized gains and losses, net of deferred taxes, are recorded as a component of accumulated other comprehensive (loss) income, net, a component of shareholders’ equity. There were no significant unrealized losses.

The fair values of these marketable securities were as follows (thousands):

	December 31
	2007	2006
U.S. government and agencies	$18,380	$25,661
Asset backed securities	9,798	18,278
Corporate securities	13,733	13,911
	$41,911	$57,850

Contractual maturities were as follows (thousands):

	December 31
	2007	2006
Less than 1 year	$1,872	$4,337
Due in 1 to 2 years	12,683	16,648
Due in 2 to 5 years	27,356	36,865
More than 5 years	—	—
	$41,911	$57,850

7. Intangible Assets and Goodwill

Intangible assets represent the values assigned to customer relationships, covenants not to compete, trade names and favorable leases. Intangible assets are amortized on a straight-line basis over their expected useful lives. Customer relationships are amortized over 3 to 17 years, covenants not to compete over 3 to 5 years and favorable leases over 2 to 5 years. Amortization expense for intangible assets was $16.5 million for 2007, $14.7 million for 2006 and $4.7 million for 2005. Intangible assets consist of the following (thousands):

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$92,424	$(32,733)	$59,691
Covenants not to compete	11,560	(6,835)	4,725
Trade names	204	(204)	—
Favorable leases	780	(248)	532
	$104,968	$(40,020)	$64,948

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$122,498	$(22,125)	$100,373
Covenants not to compete	13,094	(4,802)	8,292
Trade names	204	(159)	45
Favorable leases	146	(64)	82
	$135,942	$(27,150)	$108,792

Estimated amortization expense for intangible assets is $11.0 million for 2008, $10.4 million for 2009, $9.6 million for 2010, $8.8 million for 2011, $8.2 million for 2012 and $16.9 million thereafter.

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

Changes in the carrying amount of goodwill by business segment were as follows (thousands):

	BMC West	SelectBuild	Total
Balance at December 31, 2005	$20,202	$167,268	$187,470
Purchase price adjustment	(16)	(1,927)	(1,943)
Goodwill acquired	691	123,621	124,312
Impairment	—	(1,839)	(1,839)
Balance at December 31, 2006	$20,877	$287,123	$308,000
Purchase price adjustment	—	(182)	(182)
Goodwill acquired	—	13,259	13,259
Impairment	(6,681)	(300,200)	(306,881)
Balance at December 31, 2007	$14,196	$—	$14,196

While goodwill is tested for impairment annually and not amortized for financial statement purposes, goodwill may be deductible for income tax purposes. Certain goodwill is non-deductible. Changes to non-deductible goodwill were as follows (thousands):

	BMC West	SelectBuild	Total
Balance at December 31, 2005	$7,423	$18,751	$26,174
Goodwill acquired	—	15,188	15,188
Balance at December 31, 2006	$7,423	$33,939	$41,362
Purchase price adjustment	—	(4,656)	(4,656)
Impairment adjustment	(3,963)	(29,283)	(33,246)
Balance at December 31, 2007	$3,460	$—	$3,460

8. Debt

Long-term debt consists of the following (thousands):

			Notional Amount of	Effective Interest Rate
As of December 31, 2007	Balance	Stated Interest Rate	Interest Rate Swaps	Average for Year	As of December 31
Revolver	$—	LIBOR plus 1.50% or Prime plus 0.25% and 0.25% commitment fee	$—	8.8%	n/a
Term note	345,625	LIBOR plus 2.50% or Prime plus 1.25%	200,000	7.7%	7.5%
Other	3,674	Various	—	—	—
	349,299		$200,000

Less: Current portion	4,923
	$344,376

			Notional Amount of	Effective Interest Rate
As of December 31, 2006	Balance	Stated Interest Rate	Interest Rate Swaps	Average for Year	As of December 31
Revolver	$—	LIBOR plus 1.25% or Prime plus 0.00% and 0.225% commitment fee	$ ―	6.5%	n/a
Term note	349,125	LIBOR plus 2.50% or Prime plus 1.25%	200,000	6.7%	7.0%
Other	8,179	Various	—	—	—
	357,304		$200,000

Less: Current portion	8,143
	$349,161

Revolver
In November 2006, we entered into an amended $500 million revolver with a group of lenders. The revolver matured in November 2011. The revolver consisted of both LIBOR and Prime based borrowings. These variable interest rates were subject to quarterly adjustment based on operating performance and ranged from LIBOR plus 1.00% to 2.00%, or Prime plus 0.00% to 0.75%. Additionally, a commitment fee for the unused portion of the revolver was subject to quarterly operating performance and ranged from 0.20% to 0.35%. Interest was paid quarterly. As of December 31, 2007, no amount was outstanding under the revolver.

The effective interest rate is based on interest rates for the period as well as the commitment fee for the unused portion of the revolver.

Letters of credit outstanding that guaranteed performance or payment to third parties were $106.7 million as of December 31, 2007 and $97.2 million as of December 31, 2006. These letters of credit reduce borrowing availability under the revolver.

Term Note
In November 2006, we entered into a $350 million term note with a group of lenders. The term note matured in November 2013 and was payable in quarterly installments for the first 7 years in amounts equal to 1% of the initial principal per year and the remaining principal due November 2013. The variable interest rate for the term note was LIBOR plus 2.50%, or Prime plus 1.25%. Interest was paid quarterly. As of December 31, 2007, $345.6 million was outstanding under this term note.

Other
Other long-term debt consists of term notes, equipment notes and capital leases for equipment. Interest rates vary and dates of maturity are through March 2021. As of December 31, 2007, other long-term debt was $3.7 million.

Expansion of  Previous Credit Facility, Covenants and Maturities
The credit facility consists of the revolver and term note. The credit facility previously included an expansion ability of up to $250 million. The credit facility was collateralized by tangible and intangible property of our wholly-owned subsidiaries, except the assets of our captive insurance subsidiary.

Financial covenants under the credit facility required the maintenance of a minimum net worth, a minimum fixed charge coverage ratio and a maximum leverage ratio. Due to impairments and operating losses in the fourth quarter, we were not in compliance with the net worth, fixed charge coverage and leverage covenants of the credit facility. A waiver of these covenant violations was obtained in February 2008, which allowed for revolver borrowings of up to $75 million through February 2008.

Scheduled maturities of long-term debt are as follows (thousands):

2008	$4,923
2009	4,251
2010	3,971
2011	3,709
2012	3,572
Thereafter	328,873
$349,299

Subsequent to December 2007
On February 29, 2008, we reached an agreement to amend our credit facility. The revolver was reduced to $200 million and the maturity of the term loan was shortened to November 2011. As of February 29, 2008, no amount was outstanding under the revolver. Letters of credit outstanding continue to reduce borrowing availability under the revolver. Borrowings under the revolver are limited to the lesser of:

•	$100 million or
•	a borrowing base calculated on certain accounts receivable minus 50% of outstanding surety bonds, multiplied by 50%.

The amended credit facility continues to require quarterly compliance with financial covenants including minimum net worth, minimum interest coverage ratio and minimum earnings before interest, taxes, depreciation and amortization. Interest rates for the revolver and term note were increased to LIBOR plus 4.50% or Prime plus 2.50%. Additionally, the commitment fee for the unused portion of the revolver is 0.50%. Interest is to be paid quarterly.

The amended credit facility restricts our ability to incur additional indebtedness, pay dividends, repurchase shares, enter into mergers or acquisitions, use proceeds from equity offerings, make capital expenditures and sell assets. The amended credit facility is secured by all assets of our wholly-owned subsidiaries, except the assets of our captive insurance subsidiary.

In connection with the amendment, 60% or $2.4 million of unamortized deferred loan costs related to the revolver will be recognized as interest expense in the first quarter of 2008. We also expect to incur approximately $5.0 million of fees in connection with the amendment and these costs will be amortized over the remaining term of our credit facility.

The ineffective portion of the interest rate swap contracts, if any, is being determined. Other than changes to the maturity, the terms of the term note remain substantiallly the same and the interest rate swap contracts remain an effective hedge of interest expense.

We expect to be in compliance with these covenants throughout 2008. Reduced operating performance, organizational changes and other expenses as well as significant economic uncertainties, may result in failure to comply with the financial covenants of our credit facility and adversely affect our ability to finance operations or capital needs and could create a default and cause all amounts borrowed to become due and payable immediately. We continue to closely monitor these financing arrangements as well as evaluate other financing options.

Hedging Activities
Derivative and hedging activities are recorded on the balance sheet at their fair values. In November 2006, we entered into interest rate swap contracts that effectively convert $200 million of the variable rate borrowings of the $345.6 million term note to a fixed interest rate of 7.6% through November 2012, thus reducing the impact of increases in interest rates on future interest expense. Approximately 58% of the outstanding variable rate borrowings of the term note as of December 31, 2007 have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. After giving effect to the interest rate swap contracts, total borrowings were 58% fixed and 42% variable.

The fair value of derivative instruments is based on pricing models using current market rates. The fair value of the interest rate swap contracts was a long-term liability of $8.6 million and a corresponding deferred tax asset of $3.3 million as of December 31, 2007. The effective portion was recorded in accumulated other comprehensive (loss) income, net, a separate component of shareholders’ equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings. The corresponding deferred tax asset was also recorded in accumulated other comprehensive (loss) income, net for the income tax related to the estimated fair value of the interest rate swap contracts. The ineffective portion, if any, of the change in the value of the interest rate swap contracts is immediately recognized as a component of interest expense. Management may choose not to swap variable rates to fixed rates or may terminate a previously executed swap if the variable rate positions are more beneficial.

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

Common Shares
Our common shares have a par value of $0.001. We have 50 million shares authorized of which 29.4 million are issued and outstanding as of December 31, 2007.

Of the unissued shares, 64,765 shares were reserved for the following:

Employee Stock Purchase Plan	4,767
2004 Incentive and Performance Plan	59,998

Dividends
Cash dividends per common share were as follows:

	2007	2006	2005
First quarter	$0.10	$0.10	$0.04
Second quarter	0.10	0.10	0.05
Third quarter	0.10	0.10	0.075
Fourth quarter	0.10	0.10	0.075
	$0.40	$0.40	$0.24

Our credit facility amended in February 2008 prohibits the payment of cash dividends on our common shares. The determination of future dividend payments (cash or shares) will depend on many factors, including credit facility restrictions, financial position, results of operations and cash flows.

Repurchase Program
In March 2007, our Board of Directors authorized the repurchase of up to $25 million of our common shares through March 2008. No common shares were repurchased in the period ended December 31, 2007.

Our credit facility amended in February 2008 prohibits the repurchase of our common shares. The determination of future share repurchases (cash or shares) will depend on many factors, including credit facility restrictions, financial position, results of operations and cash flows.

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

Our matching contributions range from 50% of the first 6% to 25% of the first 4% of the participant’s contribution. Matching contributions are established at the discretion of the Compensation Committee of our Board of Directors in February. Vesting in matching contributions occurs at the rate of 20% per year of service or upon reaching age 65, death, disability or under certain circumstances. Matching contributions of $4.7 million for 2007, $4.5 million for 2006 and $3.9 million for 2005 were made to the trusts based on a percentage of the contributions made by participants.

Participants may direct their contributions and matching contributions through any of the investment options offered, including self-directed brokerage accounts. Investment options are reviewed and revised quarterly by an Investment Committee comprised of management and advised by consultants.

•  Executive Deferred Compensation
We provide a deferred compensation plan for directors, executives and key employees. The objective of the plan is to provide executives and key employees with an additional opportunity to save for their retirement. Executive and key employee participants may defer up to 80% of their eligible compensation (base salary, annual incentive and long-term incentives). Director participants may defer 100% of their compensation.

There are no minimum or guaranteed returns. Participants may elect distribution upon reaching a specific age, number of years or separation of service. Distributions may be a lump sum payment or monthly installments over 5 to 10 years.

Matching contributions mirror the savings and retirement plan matching contribution percentage. Matching contributions are established at the discretion of the Compensation Committee of our Board of Directors in February. Matching contributions of $0.4 million for 2007, $0.4 million for 2006 and $0.2 million for 2005 were made to the trust based on a percentage of the contributions made by participants.

Investments of the deferred compensation are held in a custodial account and the assets are subject to the claims of general creditors. Participants may elect to invest their deferred compensation through any of the investment options offered, including our common shares. Investment options are reviewed and revised quarterly by an Investment Committee comprised of management and advised by consultants.

•
Compensation deferred and invested in third-party investment options is recorded in Other long-term assets and Other long-term liabilities. As the investment is settled for the value of the underlying investments, changes in the fair value of the investments are recognized in Other income and changes in the fair value of the liability are recognized in Selling, general and administrative expenses. Fair value is based on market quotes. The fair value of these investments was $13.5 million at December 31, 2007 and $10.0 million at December 31, 2006.

•
Compensation deferred and invested in our common shares is recorded as a component of shareholders’ equity. As the investment is settled for the fixed number of common shares purchased, changes in fair value are not recognized. Rather purchases and distributions of the common shares are recorded at historical cost. The historical cost of these common shares was $1.4 million or 105,189 common shares at December 31, 2007, $1.2 million or 106,441 shares at December 31, 2006 and $0.9 million or 105,718 shares at December 31, 2005.

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

Contributions have typically been 5.5% of net income and are allocated proportionately to participants based on their base salaries.

•	65% of the contributions are invested in company-owned life insurance polices for certain participants.
•	35% of the contributions are made in our common shares and distributed to the savings and retirement plans of certain participants.

Active participants invested in company-owned life insurance polices receive a guaranteed return of 6 to 7% and inactive participants receive a guaranteed return of 0% to 9% based on their years of service and payment elections. Participants receiving common shares do not receive a guaranteed return.

Contributions and the guaranteed return are established at the discretion of the Compensation Committee of our Board of Directors in February. Participants are immediately vested in the contribution. Contributions, including the guaranteed return, were $2.5 million for 2007, $7.5 million for 2006 and $7.5 million for 2005.

The cash surrender value of the company owned life insurance policies approximates the obligation, however the guaranteed returns, if any, are not fully funded as these returns are dependent upon years of service and payment elections. These life insurance policies fund the obligation to the participants or their beneficiaries over a 5, 10 or 15-year period.

Employee Stock Purchase Plan
In September 2000, our Board of Directors adopted the Employee Stock Purchase Plan, as approved by our shareholders in May 2001. The plan permits eligible employees to purchase common shares through payroll deductions of up to 10% of an employee’s compensation limited to $25,000 each year. The purchase price of the shares is 85% of the market price on the last day of each month. A total of 400,000 shares were initially reserved for this plan with 4,767 remaining for future purchase as of December 2007. Shares are no longer issued due to the number of shares remaining in the plan. Compensation expense recognized was $0.2 million for 2007, $0.3 million for 2006 and $0.2 million for 2005.

Incentive and Performance Plans
In February 2004, our Board of Directors adopted the 2004 Incentive and Performance Plan, as approved by our shareholders in May 2004. A total of 2.4 million shares were reserved for issuance under the plan. Employees and non-employee directors are eligible to receive awards at the discretion of the Compensation Committee. Options, appreciation rights, restricted shares, other share-based awards and non-discretionary awards may be granted under this plan. Unissued shares were 59,998 as of December 2007, 736,466 as of December 2006 and 1,281,900 as of December 2005.

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

With the adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, in 2006, compensation expense is recognized over the requisite service period for all share-based awards granted after the date of adoption as well as awards unvested on the date of adoption. Additionally, tax benefits for share-based compensation payments are reported as a financing activity, rather than as an operating cash flow. Prior periods are not revised for comparative purposes. Share-based compensation expense previously included restricted shares and share awards and with the adoption of this accounting principle in 2006 includes the fair value of share options.

Impact of Recognizing Share-Based Payments
The fair value of share-based compensation expense recognized for options for the requisite service period for 2006 was $5.1 million, including $0.3 million for options vested due to early retirement eligibility. As this compensation does not require the payment of cash, this is reflected as a non-cash item in the statement of cash flows.

Share-based compensation expense for options reduced our results of operations as follows (thousands, except per share data):
Year Ended December 31 2006
Income before income taxes and minority interests	$5,103
Net income	$3,383

Net income per share:
Basic	$0.12
Diluted	$0.11

Pro Forma Information for the Periods Prior to January 1, 2006
Financial information for prior periods is not required to be revised to reflect this change in accounting principle. The following illustrates the effect on net income and income per share if the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, were applied to share options for 2005 (thousands, except per share data):

Year Ended December 31
2005
Net income, as reported	$129,507
Add: Share-based employee compensation expense determined under APB 25, net of related tax effects	555
Deduct: Share-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,497)
Pro forma net income	$127,565

Basic net income per share:
As reported	$4.61
Pro forma	$4.54

Diluted net income per share:
As reported	$4.41
Pro forma	$4.34

The fair value of each option was estimated on the date of grant using the modified Black-Scholes-Merton model. The following table presents the weighted average assumptions used in the valuation and the resulting fair value:

	Year Ended December 31
	2007	2006	2005
Expected term (years)	5.2	5.6	6.8
Expected volatility	54.5%	48.6%	54.2%
Expected dividend yield	2.0%	0.7%	0.8%
Risk-free interest rate	4.5%	3.8%	4.1%
Exercise price	$18	$38	$23
Weighted average fair value	$8	$18	$12

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

Activity for option awards was as follows (thousands, except per share data):

	Year Ended December 31
	2007			2006		2005
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	2,521	$14	5.1	2,300	$10	2,756	$6
Granted	541	$18		409	$38	424	$23
Exercised	(33)	$6		(176)	$7	(861)	$6
Forfeited	(51)	$28		(12)	$22	(19)	$8
Outstanding at end of the period	2,978	$15	4.5	2,521	$14	2,300	$10

Exercisable at end of the period	2,079		4.0	1,658	$8	1,428	$6

	Year Ended December 31
	2007	2006	2005
Weighted average grant-date fair value	$8	$18	$12
Intrinsic value of options exercised	$299	$3,832	$23,749
Fair value of options vested	$4,665	$2,955	$1,367

The intrinsic value (the difference between our share price on the date of exercise and the exercise price) for options exercised represents the value received by option holders that exercised their options.

As of December 31, 2007, option awards outstanding and exercisable were as follows (thousands, except per share data):

	Options Outstanding				Options Exercisable
Exercise Price Range	Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life (years)	Shares	Weighted Average Exercise Price	Intrinsic Value
$4 to $6	534	$5		2.5	534	$5
$6 to $7	333	$7		5.2	333	$7
$7 to $8	467	$7		5.0	467	$7
$8 to $9	332	$9		3.3	332	$9
$14 to $19	526	$18		6.3	5	$18
$22 to $29	411	$23		4.1	277	$23
$37 to $39	375	$38		5.1	131	$38
	2,978				2,079
In-the-money:
Outstanding	534		$321
Exercisable					534		$321

The intrinsic value (the difference between our share price on the last day of trading in December 2007 and the exercise price) for in-the-money options, represents the value that would have been received by option holders had they exercised their options. These values change based on the fair market value of our shares.

The fair value of compensation expense recognized for options was $5.2 million for 2007, and $5.1 million, including $0.3 million for options vested due to early retirement eligibility, for 2006. Options are not included in the calculation of basic income per share, however options are included in the calculation of diluted income per share.

As of December 31, 2007, there was $6.0 million of unrecognized compensation expense related to these options. This is recognized as the requisite services are rendered and is expected to be recognized ratably through March 2011.

Options exercised are settled with newly issued common shares.

Restricted Shares
Grants of restricted shares vest 3 years from the date of grant. Under certain circumstances some or all of the restricted shares may vest earlier. The fair value of restricted shares is the closing share price of our common shares on the date of grant. Compensation expense is recognized over the vesting period.

Activity for restricted share awards was as follows (thousands, except per share data):
	Year Ended December 31
	2007		2006		2005
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of the period	396	$24	258	$16	149	$11
Granted	172	$18	139	$38	118	$23
Vested	(142)	$11	—	$—	—	$—
Forfeited	(16)	$30	(1)	$38	(9)	$13
Nonvested at end of the period	410	$26	396	$24	258	$16

	Year Ended December 31
	2007	2006	2005
Weighted average grant-date fair value	$18	$38	$23
Fair value of shares granted	$3,005	$5,220	$2,702
Fair value of restricted shares vested	$1,556	$—	$—

The fair value of compensation expense recognized for restricted shares was $3.3 million for 2007, $3.1 million for 2006 and $1.3 million for 2005. Restricted shares are not included in the calculation of basic income per share until these shares vest, however restricted shares are included in the calculation of diluted income per share.

As of December 31, 2007, there was $4.1 million of unrecognized compensation expense related to these restricted shares. This is recognized as the requisite services are rendered and is expected to be recognized ratably through March 2010.

Shares
We issue shares to non-employee directors of our Board of Directors for their services. These shares vest immediately, however trading is restricted for 1 year from the date of grant. We issued 27,000 shares in May 2007, 12,000 shares in May 2006 and 14,000 shares in May 2005 and recognized compensation expense of $0.4 million for 2007, $0.4 million for 2006 and $0.3 million for 2005.

The following table summarizes equity compensation information as of December 31, 2007 (thousands, except per share data):

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	3,389	$13	60
Equity compensation plans not approved by security holders	—	—	—
Total	3,389	$13	60

Share-based compensation expense is included in selling, general and administrative expenses since it is incentive compensation issued primarily to our executives and senior management. Share-based compensation expense for options, restricted shares and share awards was $8.9 million for 2007, $8.9 million for 2006 and $1.9 million for 2005.

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

Income tax benefit (expense) consists of the following (thousands):

	Year Ended December 31
Current income taxes	2007	2006	2005
Federal	$10,801	$(52,229)	$(71,561)
State	(565)	(3,887)	(10,577)
	10,236	(56,116)	(82,138)

Deferred income taxes
Federal	17,832	1,043	3,157
State	1,620	82	316
	19,452	1,125	3,473

	$29,688	$(54,991)	$(78,665)

In November 2006, SelectBuild acquired the remaining 49% interest in BBP Companies. Prior to the acquisition, income taxes associated with the other owner’s proportionate interest were $1.7 million for 2006 and $1.2 million for 2005. We were required to recognize income taxes for all of the earnings of this 51% interest due to its C Corporation status. While these income taxes were recognized in income tax expense, the portion of income taxes associated with the other owner’s proportionate share of earnings was eliminated as a reduction to minority interest income.

The tax benefit associated with exercised options and vested restricted shares reduced taxes payable $0.9 million for 2007, $1.5 million for 2006 and $9.1 million for 2005. The tax impact for the difference between the fair value and the exercised value for options exercised and the difference between the grant-date value and vest-date value for vested restricted shares is recognized in additional paid-in capital, a component of shareholders’ equity.

A reconciliation of the differences between the U.S. statutory federal income tax rate and the effective tax rate as provided in the consolidated statements of operations is as follows:

	Year Ended December 31
	2007	2006	2005
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.3	1.2	3.5
Valuation allowance - intangibles	(26.5)	—	—
Non-deductible goodwill	(3.6)	—	—
Non-deductible items	(0.2)	0.4	0.2
Earnings of minority interests	—	(1.6)	(2.3)
Domestic production deduction	0.1	(0.8)	(0.8)
Other	0.2	(0.6)	(0.1)
	8.3%	33.6%	35.5%

Deferred income taxes are provided using the asset and liability method to reflect temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using presently enacted tax rates and laws. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities were as follows:

	December 31
	2007	2006

Deferred tax assets:
Accounts receivable	$1,486	$756
Inventory	2,272	1,594
Goodwill and other intangibles, net	101,491	—
Accrued compensation	9,332	11,645
Insurance deductible reserves	5,440	6,184
Share-based compensation	6,280	3,681
Other accrued liabilities	5,184	2,502
Interest rate swap contracts	3,266	—
State taxes and credits	2,939	2,629
Investment in minority interests	379	2,634
Other	308	437
	138,377	32,062
Less: Valuation allowance	(97,230)	(1,507)
	41,147	30,555

Deferred tax liabilities:
Revenue recognition	3,298	2,495
Prepaid expenses and other	762	1,503
Property and equipment	2,792	360
Depreciation	10,998	14,088
Goodwill and other intangibles, net	—	12,333
Other	558	—
	18,408	30,779

Net deferred tax assets (liabilities)	$22,739	$(224)

Classified in the balance sheet as:
Deferred income taxes (current asset)	$11,470	$8,914
Deferred income taxes (long-term asset)	11,269	—
Deferred income taxes (long-term liability)	—	(9,138)
	$22,739	$(224)

As a result of allocating purchase price to the assets acquired and liabilities assumed for acquisitions completed during 2007 and 2006, we recorded a net deferred tax liability of $0.9 million and $0.9 million, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The scheduled reversal of deferred tax liabilities, loss carryback and carryforward abilities, projected future taxable income and tax planning strategies are considered in making this assessment. Based on historical and future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not these deductible differences, net of the existing valuation allowances, will be realized.

Realizability of the deferred tax assets could change if estimates of future taxable income change. To the extent taxable income is generated in future periods, these tax benefits will be realized and reduce our future effective tax rate.

12.  Financial Instruments

The estimated fair values of cash and cash equivalents, receivables, unbilled receivables, accounts payable and accruals are the same as their carrying amounts due to their short-term nature. After giving effect to the interest rate swap contracts, the interest for our debt is 58% fixed and 42% variable. The estimated market value of our debt, based on current interest rates for similar obligations with like maturities, was:

•	$7.7 million more than the amount of debt reported on the consolidated balance sheet at December 31, 2007 and
•	$0.2 million less than the amount of debt reported on the consolidated balance sheet at December 31, 2006.

Changes in interest rates expose us to financial market risk. We currently utilize interest rate swap contracts to hedge interest exposure on our term note. The interest rate swap contracts effectively convert $200 million of the term note to a fixed interest rate of 7.6% through November 2012. Changes in the fair value of the interest rate swap contracts are recorded as accumulated other comprehensive (loss) income, net, a separate component of shareholders’ equity, and are subsequently reclassified into interest expense as interest expense is recognized on the term note.

Derivative financial instruments are not utilized to hedge other risks or for speculative or trading purposes.

13. Commitments and Contingencies

Operating Leases
We lease certain real property, vehicles and office equipment under operating leases. Expense for these operating leases was $30.7 million for 2007, $26.6 million for 2006 and $17.2 million for 2005. Certain of these leases are non-cancelable and have minimum lease payment requirements of $28.9 million for 2008, $24.7 million for 2009, $18.7 million for 2010, $12.0 million for 2011, $7.4 million for 2012 and $11.6 million thereafter.

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

	December 31
	2007	2006	2005
Balance at beginning of the period	$7,155	$5,404	$258
Provision for warranties	657	3,009	2,925
Provision for warranties from acquisitions	—	117	3,345
Warranty charges	(954)	(1,375)	(1,124)
Balance at end of the period	$6,858	$7,155	$5,404

Legal Proceedings
We are involved in litigation and other legal matters arising in the normal course of business. In the opinion of management, the recovery or liability, if any, under any of these matters will not have a material effect on our financial position, results of operations or cash flows.

14. Fair Values of Assets and Liabilities

Our assets and liabilities measured at fair value are grouped in three levels. The levels are based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Quoted Prices in Active Markets for Identical Assets - valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.

•
Significant Other Observable Inputs - valuations for assets and liabilities traded in less active dealer or broker markets. For example, an interest rate swap contract is valued based on a model whose inputs are observable forward interest rate curves. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

•
Significant Unobservable Inputs - valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker traded transactions. Valuations incorporate certain assumptions and projections in determining fair value assigned to such assets or liabilities.

The following assets and liabilities are measured at fair value on a recurring basis during the period:

		Fair Value Measurements at Reporting Date Using
	December 31 2007	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Marketable securities	$41,911	$41,911	$—	$—
Interest rate swap contracts	(8,553)	—	(8,553)	—
	$33,358	$41,911	$(8,553)	$—

Also, from time to time we may be required to measure certain other assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost or market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis, the following table provides the amount, level of valuation assumptions used to determine each adjustment and the related realized losses:

		Fair Value Measurements Using
	December 31 2007	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Year Ended December 31 2007 Gains (Losses)
Other intangibles, net	$64,948	$—	$—	$64,948	$(30,007)
Goodwill	14,196	—	—	14,196	(306,881)
	$79,144	$—	$—	$79,144	$(336,888)

An impairment is recognized for intangibles with finite useful lives if the carrying amount is not recoverable based on the estimated future operating cash flows on an undiscounted basis. Our intangibles are principally customer relationships. The present value of estimated future operating cash flows is utilized to determine fair value. Retention rates, margins and discount rates are significant inputs for determining the present value of estimated future cash flows.

An impairment is recognized for goodwill if the carrying amount is more than the estimated future operating cash flows as measured by fair value techniques. The fair value techniques of enterprise value as well as the present value of estimated future operating cash flows are utilized. Market capitalization based on average common share price, debt and cash are significant inputs for determining enterprise value. An estimate of our weighted average cost of financing sources and future operating cash flows as derived from estimates of revenues, operating expenses and income taxes as well as working capital requirements and capital expenditures are significant inputs for determining the present value of estimated future operating cash flows.

15. Segment Information

The consolidated financial statements include operations from our two reportable segments, BMC West and SelectBuild. These segments represent businesses that are managed separately. Each of these businesses requires distinct marketing and operating strategies. Management reviews financial performance based on these operating segments.

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

SelectBuild
SelectBuild provides construction services to production homebuilders as well as commercial and multi-family builders. These services include wood framing or concrete block masonry, concrete services, plumbing and other services. Construction services include managing labor and construction schedules as well as sourcing materials.

Corporate
Corporate represents expenses to support the operations of our business segments, BMC West and SelectBuild. These costs include administrative functions for information systems, reporting, accounts payable and human resources, professional fees for regulatory compliance, executive and senior management, certain incentive compensation as well as actuarial adjustments for insurance and medical claims. These costs are not allocated to our business segments.

The financial performance for these reporting segments is based on income from continuing operations before interest expense, income taxes and minority interests. These segments follow the accounting principles described in the Summary of Significant Accounting Policies. Sales between segments are recognized at market prices.

Selected financial information by segment is as follows (thousands):

	Sales			(Loss) (1) Income from Continuing Operations Before Taxes and	Depreciation
	Total	Inter- Segment	Trade	Minority Interests	and Amortization	Capital (2) Expenditures	Assets
Year Ended December 31, 2007
BMC West	$1,179,097	$(1,386)	$1,177,711	$64,653	$11,998	$21,302	$376,462
SelectBuild	1,107,501	(241)	1,107,260	(335,279)	32,172	8,893	326,507
Corporate	—	—	—	(51,697)	4,471	2,936	171,875
Discontinued operations	—	—	—	—	—	79	—
	$2,286,598	$(1,627)	$2,284,971	(322,323)	$48,641	$33,210	$874,844
Interest expense				33,800
				$(356,123)

Year Ended December 31, 2006
BMC West	$1,473,219	$(1,766)	$1,471,453	$119,737	$11,987	$33,107	$479,101
SelectBuild	1,744,092	(12,278)	1,731,814	148,416	30,002	33,409	722,328
Corporate	—	—	—	(75,484)	3,104	6,174	118,880
Discontinued operations	—	—	—	—	—	28	8,602
	$3,217,311	$(14,044)	$3,203,267	192,669	$45,093	$72,718	$1,328,911
Interest expense				29,082
				$163,587

Year Ended December 31, 2005
BMC West	$1,486,152	$(1,630)	$1,484,522	$147,781	$11,010	$17,293	$439,779
SelectBuild	1,395,182	(1,296)	1,393,886	160,957	13,695	62,611	623,877
Corporate	—	—	—	(72,631)	2,450	—	79,029
Discontinued operations	—	—	—	—	—	42	7,840
	$2,881,334	$(2,926)	$2,878,408	236,107	$27,155	$79,946	$1,150,525
Interest expense				14,420
				$221,687

(1) Includes the following impairments for 2007:

•	$330.4 million for the carrying amount of certain customer relationships and goodwill at SelectBuild and
•	$6.7 million for the carrying amount of goodwill at BMC West.

Includes the following impairments for 2006:
•	$2.2 million for the carrying amount of certain customer relationships and goodwill at SelectBuild.

Includes the following impairments for 2005:
•	$1.3 million for the carrying amount of certain customer relationships and goodwill at SelectBuild.

(2) Property and equipment from acquisitions are included as capital expenditures.

16. Quarterly Results of Operations (unaudited)

Operating results by quarter for 2007 and 2006 were as follows (thousands, except per share data):

	First	Second		Third	Fourth
2007
Sales	$561,342	$686,191		$618,280	$419,158

(Loss) income from continuing operations	$(5,417)	$18,601		$1,118	$(341,590	)(1)
Income from discontinued operations (2)	$451	$816		$3,050	$10,258
Net (loss) income	$(4,966)	$19,417		$4,168	$(331,332)

Net (loss) income per share:
Continuing operations	$(0.19)	$0.63		$0.04	$(11.79)
Discontinued operations	0.02	0.03		0.10	0.35
Diluted	$(0.17)	$0.66		$0.14	$(11.44)

Common share prices:
High	$25	$18		$15	$12
Low	$18	$13		$11	$5

Cash dividends declared per share	$0.10	$0.10		$0.10	$0.10

2006
Sales	$876,993	$911,712		$817,794	$596,768

Income from continuing operations	$27,738	$33,482	(1)	$34,400	$3,483
Income from discontinued operations (2)	$331	$693		$948	$999
Net income	$28,069	$34,175		$35,348	$4,482

Net income per share:
Continuing operations	$0.94	$1.13		$1.17	$0.12
Discontinued operations	0.01	0.03		0.03	0.03
Diluted	$0.95	$1.16		$1.20	$0.15

Common share prices:
High	$40	$38		$28	$28
Low	$32	$25		$21	$24

Cash dividends declared per share	$0.10	$0.10		$0.10	$0.10

(1) Includes the following impairments for 2007:

•	$330.4 million for the carrying amount of certain customer relationships and goodwill at SelectBuild and
•	$6.7 million for the carrying amount of goodwill at BMC West.

Includes the following impairments for 2006:
•	$2.2 million for the carrying amount of certain customer relationships and goodwill at SelectBuild.

(2)	Includes discontinued operations from three Western Colorado building materials distribution businesses sold in September 2007.

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

In order to ensure that the internal controls over financial reporting are effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2007. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that as of December 31, 2007 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2007.

March 10, 2008	/s/ Robert E. Mellor	/s/ William M. Smartt
	Robert E. Mellor Chairman of the Board and Chief Executive Officer	William M. Smartt Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Building Materials Holding Corporation:

We have audited the accompanying consolidated balance sheets of Building Materials Holding Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Building Materials Holding Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Building Materials Holding Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California
March 10, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Building Materials Holding Corporation:

We have audited Building Materials Holding Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Building Materials Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Building Materials Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Building Materials Holding Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 10, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California
March 10, 2008

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

Management’s Report on Internal Control Over Financial Reporting
Refer to management’s report on internal control over financial reporting presented in Item 8 - Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Refer to report of independent registered public accounting firm presented in Item 8 - Financial Statements and Supplementary Data.

ITEM 9A (T). Controls and Procedures

Not applicable.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors
Directors hold office until the annual meeting of shareholders or until election of a successor, resignation, removal or death.

Name	Age	Position and Business Experience

Robert E. Mellor	64
Mr. Mellor became Chairman of the Board of Directors in 2002 and has been Chief Executive Officer since 1997. He has been a director since 1991. He was previously Of Counsel with the law firm of Gibson, Dunn & Crutcher LLP from 1990 to 1997. He is on the boards of directors of Coeur d’Alene Mines Corporation and The Ryland Group. He is also on the board of councilors of Save-the-Redwoods League. He does not serve on the audit committee or compensation committee of any of these boards.

Sara L. Beckman	51
Dr. Beckman has served as a director since 2002. She is a faculty member of the Operations and Information Technology Management faculty at the Haas School of Business at University of California - Berkeley where she has been for nearly 20 years. Her teaching and research focus on operations strategy and innovation management. She also worked in several corporate positions at Hewlett-Packard Company and as a consultant for Booz, Allen and Hamilton. Additionally, she consults with corporate clients on customer-focused design and innovation.

Eric S. Belsky	47
Dr. Belsky will not be standing for re-election and will complete his term as a director in May 2008. Dr. Belsky has served as a director since 2005. He is a specialist in housing finance, economics and policy. He has nearly 20 years experience conducting research on a wide range of housing and urban topics for public and private sector organizations and clients. He currently is the Executive Director of the Joint Center for Housing Studies at Harvard University and has been for over 5 years. Since 2004, he has been a Lecturer in the Harvard Graduate School of Design. He also served as Research Director for the Millennial Housing Commission 2001-2002, a bipartisan commission appointed by the United States Congress. Dr. Belsky also serves as a director of Champion Enterprises, Inc.

James K. Jennings, Jr.	66
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

Norman J. Metcalfe	65
Mr. Metcalfe has served as a director since 2005. For the past 8 years he has managed his own investment and real estate business, Norman Metcalfe Consulting, Inc. He has served as Vice Chairman and Chief Financial Officer of The Irvine Company, one of the nation's largest real estate and community development companies. Mr. Metcalfe also serves on the boards of The Ryland Group and The Tejon Ranch Company.

David M. Moffett	56
Mr. Moffett has served as a director since 2006. In February 2007, Mr. Moffett retired as Vice Chairman and Chief Financial Officer for U.S. Bancorp where he served since 1993. He was also previously the chairman of the U.S. Bancorp Asset Liability Policy Committee and a member of its Managing Committee and Credit Policy Committee. Mr. Moffett serves on the boards of Ebay Inc., E.W. Scripps, Inc., and MBIA.

R. Scott Morrison, Jr.	68
Mr. Morrison has served as a director since 2004. For over 5 years he has been the owner and President of Morrison Properties, a real estate development firm. He is formerly a partner and divisional President for Florida based Arvida Corporation, a real estate firm. Mr. Morrison is also a development principal in the Boca Raton Innovation Center now known as the Florida Atlantic Research Park. Mr. Morrison was also a limited partner in Memphis Prince, L.P., d/b/a Audubon Park Place, which owns a 120 unit apartment building in Memphis, Tennessee, until 2005 when it was sold and he served as the President of the general partner, RSM II, Inc, until 2005 when it was dissolved. The limited partnership filed for protection under Chapter 11 of the federal bankruptcy laws in late 2003 and the court approved a reorganization plan late in 2004.

Peter S. O’Neill	70
Mr. O’Neill has served as a director since 1993. In 1979, he founded O’Neill Enterprises, LLC., a residential development and homebuilding company. Since 2003, he has served as chairman of PON, LLC and related companies, a residential real estate firm. Mr. O’Neill serves on the Board of Trustees and as a member of the Governance Committee for The College of Idaho. He is a member of the Urban Land Institute and is currently serving as a director of IDACORP and Idaho Power Company.

Richard G. Reiten	68
Mr. Reiten has served as a director since 2001. He has been a director for Northwest Natural Gas since 1996 and was Chairman of the Board from 2000 to 2005 and recently re-appointed the Chairman of the Board in 2006. Mr. Reiten was also President and CEO from 1997 to 2002 and President and COO in 1996 of Northwest Natural Gas. He is a director of U.S. Bancorp, IDACORP and National Fuel and Gas. Mr. Reiten is past Chairman of the Board for the American Gas Association and serves on the board of the Associated Electric & Gas Insurance Services Limited. He is also a trustee of the Board of The Nature Conservancy of Oregon, the Oregon Business Council and the Oregon Community Foundation.

Norman R. Walker	64
Mr. Walker has served as a director since 2006. Mr. Walker is a retired partner of PricewaterhouseCoopers LLP (PwC), a position held for more than 26 years. He most recently served as a National Risk Management Partner, Audit and Business Advisory Services from 1992 to 2003 with PwC and is currently the Chief Financial Officer of the Diocese of Bridgeport in Connecticut. Mr. Walker’s professional and business activities also include serving as Chairman of the Ethics Division Technical Standards Committee of the American Institute of Certified Public Accountants, President of PricewaterhouseCoopers LLP Foundation and Chair and President of the University of Oregon Foundation Board of Trustees. He is currently an Emeritus Trustee of the University of Oregon Foundation, a member of National Championship Properties, LLC, a wholly owned subsidiary of the University of Oregon Foundation, member of the Business Advisory Council of Lundquist College of Business at the University of Oregon, and a Trustee of the Bank Street College in New York.

Executive Officers

Name	Age	Position and Business Experience

Robert E. Mellor	64
Chairman of the Board and Chief Executive Officer
Mr. Mellor became Chairman of the Board of Directors in 2002 and has been Chief Executive Officer since 1997. He has been a director since 1991. He was previously Of Counsel with the law firm of Gibson, Dunn & Crutcher LLP from 1990 to 1997. He is on the board of directors of Coeur d’Alene Mines Corporation and The Ryland Group. He is also on the board of councilors of Save-the-Redwoods League. He does not serve on the audit committee or compensation committee of any of these boards.

William M. Smartt	65
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

Stanley M. Wilson	63
President and Chief Operating Officer
Mr. Wilson was appointed President and Chief Operating Officer of Building Materials Holding Corporation in February 2008. Mr. Wilson was appointed President and CEO of BMC West in 2004 and was appointed Senior Vice President in 2003. He was appointed Vice President in 2000 and was General Manager of the Pacific Division of BMC West from 1993 to 2003. Mr. Wilson has been with the company since its beginning in 1987. His previous experience includes 19 years with the building materials distribution business of Boise Cascade Corporation.

Michael D. Mahre	48
Senior Vice President
Mr. Mahre was appointed Senior Vice President of Building Materials Holding Corporation in 2003 and President and Chief Executive Officer of SelectBuild in 2002. He was appointed Vice President of Corporate Development in 2001. He joined the Company in 1999 as Director of Financial Planning and Analysis. Mr. Mahre was a principal of The Cambria Group, a private equity investment firm, from 1997 to 1998.

Eric R. Beem	38
Vice President and Controller
Mr. Beem was appointed Vice President in January 2006 and Controller in April 2005. He joined the Company as Accounting Manager in 1996. Mr. Beem is a Certified Public Accountant and his experience includes 3 years with an international public accounting firm.

Mark R. Kailer	54
Vice President, Treasurer and Investor Relations
Mr. Kailer has been Vice President and Treasurer since 2003. He joined the Company in 2000 as Assistant Treasurer. He was previously Senior Manager of Treasury Services at Circle International Group, a publicly-traded global logistics company based in San Francisco, from 1997 to 2000.

Jeffrey F. Lucchesi	54
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

Paul S. Street	59
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

Certain Relationships and Legal Proceedings
Christopher Reiten is the son of Richard G. Reiten, a member of our Board of Directors. Christopher is not an officer and his compensation is not approved by the Compensation Committee of the Board of Directors. He received compensation of $412,083, including reimbursement of $115,296 for relocation, as Vice President of Marketing and Purchasing for BMC West in 2007.

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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors and persons owning more than 10% of a registered class of equity securities to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. These reporting persons are also required by SEC regulations to furnish us with copies of all ownership forms filed. Based on review of such forms and written representations from reporting persons, we are in compliance with filing requirements as of December 31, 2007, except for one late Form 5 filing for each of the following persons: Robert Mellor, Michael Mahre, Steve Pearson and Stanley Wilson.

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

ITEM 11. Executive Compensation

The information required by this item is included in our Proxy Statement under the following captions and is incorporated herein by reference.

•	Compensation Discussion and Analysis
•	Executive Compensation Tables
•	Compensation Committee Report

Our Proxy Statement will be filed within 120 days of our year end of December 31, 2007.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management is included in our Proxy Statement under the caption Security Ownership of Certain Beneficial Owners and Management and is incorporated herein by reference.

The information relating to securities authorized for issuance under equity compensation plans is included in our Proxy Statement under the caption Compensation Discussion and Analysis (specifically the subheading of Equity Compensation Plan Information) and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information relating to Certain Relationships and Related Transactions is included in our Proxy Statement under the caption Certain Relationships and Related Party Transactions and is incorporated herein by reference.

The information relating to Director Independence is included in our Proxy Statement under the caption Corporate Governance (specifically the subheading of Director Independence) and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is included in our Proxy Statement under the caption Fees Paid to Independent Registered Public Accountants and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

	1.	Financial Statements as filed under Item 8 - Financial Statements and Supplementary Data:

• Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

• Consolidated Balance Sheets as of December 31, 2007 and 2006

• Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005

• Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2007, 2006 and 2005

• Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

• Notes to Consolidated Financial Statements

• Management’s Report on Internal Control Over Financial Reporting

• Reports of Independent Registered Public Accounting Firm

	2.	Financial Statement Schedules:

• Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005

• Report of Independent Registered Public Accounting Firm

Schedules other than those listed are omitted because they are not applicable or the required information is presented in the financial statements and related disclosures.

	3.	Exhibits:

A list of the exhibits required to be filed as part of this report are presented in the Exhibit Index.

Schedule II
Valuation and Qualifying Accounts
(thousands)

Deductions to Accounts Receivable: Allowance for Returns, Discounts and Doubtful Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions (1)	Balance at End of Year
Year Ended December 31, 2007	$4,487	$2,976	$ ―	$1,902	$5,561
Year Ended December 31, 2006	$3,756	$1,181	$ ―	$ 450	$4,487
Year Ended December 31, 2005	$4,367	$ 447	$ ―	$1,058	$3,756

(1)	Represents write-offs of uncollectible receivables, net of recoveries.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Building Materials Holding Corporation:

Under date of March 10, 2008, we reported on the consolidated balance sheets of Building Materials Holding Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2007, which report and consolidated financial statements are included in this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for the years ended December 31, 2007, 2006 and 2005 listed in Item 15(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

San Francisco, California
March 10, 2008

Exhibit Index Filed with the Annual Report on Form 10-K
For the Year Ended December 31, 2007

		Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.50	Amended Certificate of Incorporation Filed with the Delaware Secretary of State on September 23, 1997	8-K12G3	000-23135	3.(i) 1	September 24, 1997

3.50.1	Certificate of Amendment to Certificate of Incorporation of Building Materials Holding Corporation	10-K	000-23135	3.50.1	February 27, 2006

3.60	Amended and Restated By-laws	10-Q	000-23135	3.70	November 14, 2001

10.10	Second Amended and Restated Credit Agreement Dated as of November 10, 2006 among Building Materials Holding Corporation, BMC West Corporation and other Subsidiary Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Joint Lead Arranger, Joint Book Manager Swingline Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Document Agent, Suntrust Bank as Joint Lead Arranger and Co-Syndication Agent, BNP Paribas as Joint Lead Arranger and Co-Syndication Agent and other Financial Institutions Party Hereto	8-K	000-23135	10.10	November 14, 2006

10.10.1	First Amendment to Second Amended and Restated Credit Agreement and Waiver Dated as of February 29, 2008 among Building Materials Holding Corporation, BMC West Corporation and other Subsidiary Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Joint Lead Arranger, Joint Book Manager Swingline Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Documentation Agent and the other Financial Institutions Party Hereto	8-K	001-33192	10.10.1	March 3, 2008

10.20*	Amended and Restated 1993 Employee Stock Option Plan	10-K	000-23135	10.34	March 28, 1997

10.20.1*	Non-Statutory Stock Option Agreement Pursuant to the Amended and Restated 1993 Employee Stock Option Plan	10-K	000-23135	10.21.1	February 27, 2006

		Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.21*	Building Materials Holding Corporation 2000 Stock Incentive Plan	S-8	333-44260	4	August 22, 2000

10.21.1*	Non-Statutory Stock Option Agreement Pursuant to the 2000 Stock Incentive Plan	10-K	000-23135	10.23.1	February 27, 2006

10.22*	Building Materials Holding Corporation Employee Stock Purchase Plan	S-8	333-47122	4	October 2, 2000

10.23*	Stock Option Agreement Pursuant to the 2004 Amended Incentive and Performance Plan	10-Q	001-33192	10.25	May 7, 2007

10.23.1*	Stock Option Agreement Pursuant to the 2004 Amended Incentive and Performance Plan	10-K	000-23135	10.25.1	February 27, 2006

10.23.2*	Restricted Stock Agreement Pursuant to the 2004 Amended Incentive and Performance Plan	10-K	001-33192	10.25.2	February 21, 2007

10.24*	Cash Equity Plan	10-K	000-23135	10.26	February 27, 2006

10.40*	Building Materials Holding Corporation 2007 Annual Incentive Program for Certain Employees of BMHC and SelectBuild	10-Q	001-33192	10.40	May 7, 2007

10.41*	Building Materials Holding Corporation 2007 Annual Incentive Program BMC West Officers and Key Staff	10-Q	001-33192	10.41	May 7, 2007

10.46*	Building Materials Holding Corporation General Terms and Conditions BMC West Corporation Key Management 2007 Long-Term Cash Incentive Plan	10-Q	001-33192	10.46	July 31, 2007

10.47*	Building Materials Holding Corporation General Terms and Conditions BMHC Officers and BMHC Key Management 2006 Long-Term Cash Incentive Plan	10-Q	000-23135	10.45	August 1, 2006

10.48*	Building Materials Holding Corporation General Terms and Conditions BMHC Officers and BMHC Key Management 2005 Long-Term Cash Incentive Plan	10-K	000-23135	10.47	February 27, 2006

10.50*	Building Materials Holding Corporation 2005 Deferred Compensation Plan for Directors as Amended and Restated 2007				Filed with this Form

		Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.51*	Building Materials Holding Corporation 1999 Deferred Compensation Plan for Directors	10-K	001-33192	10.44	February 21, 2007

10.52*	Building Materials Holding Corporation 2005 Deferred Compensation Plan for Executives as Amended and Restated 2007				Filed with this Form

10.53*	Building Materials Holding Corporation 1999 Deferred Compensation Plan for Executives	10-K	001-33192	10.46	February 21, 2007

10.60*	Building Materials Holding Corporation 2005 Executives Supplemental Retirement Income Plan as Amended and Restated 2007	8-K	001-33192	10.60	November 21, 2007

10.61*	Building Materials Holding Corporation 2002 Executives Supplemental Retirement Income Plan as Amended and Restated December 31, 2002	10-K	000-23135	10.60	February 27, 2006

10.70*	Severance Plan for Certain Executive Officers, Senior Management and Key Employees of the Company and its Subsidiaries as Amended and Restated Effective January 1, 2008				Filed with this Form

10.80	Amended Form of Indemnity Agreement Between Building Materials Holding Corporation and its Officers and Directors	10-K	000-23135	10.7.1	March 26, 2003

10.90*	Amended and Restated Employment Agreement by and Between Robert E. Mellor and Building Materials Holding Corporation as of December 26, 2007				Filed with this Form

10.91*	Employment Agreement by and Between William M. Smartt and Building Materials Holding Corporation as of April 1, 2006	10-Q	000-23135	10.91	August 1, 2006

10.91.1*	First Amendment to Employment Agreement by and Between William M. Smartt and Building Materials Holding Corporation as of February 19, 2008				Filed with this Form

10.92*	Employment Agreement by and Between Stanley M. Wilson and Building Materials Holding Corporation as of February 19, 2008				Filed with this Form

21.0	Subsidiaries of Building Materials Holding Corporation				Filed with this Form

23.1	Consent of KPMG LLP				Filed with this Form

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed with this Form

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed with this Form

Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
32.1	CEO and CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed with this Form

* Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Building Materials Holding Corporation

Date: March 10, 2008	/s/ Robert E. Mellor
Robert E. Mellor Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Mellor	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 10, 2008
Robert E. Mellor

/s/ William M. Smartt	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2008
William M. Smartt

/s/ Eric R. Beem	Vice President and Controller (Principal Accounting Officer)	March 10, 2008
Eric R. Beem

/s/ Sara L. Beckman	Director	March 10, 2008
Sara L. Beckman

/s/ Eric S. Belsky	Director	March 10, 2008
Eric S. Belsky

/s/ James K. Jennings, Jr.	Director	March 10, 2008
James K. Jennings, Jr.

/s/ Norman J. Metcalfe	Director	March 10, 2008
Norman J. Metcalfe

/s/ David M. Moffett	Director	March 10, 2008
David M. Moffett

/s/ R. Scott Morrison, Jr.	Director	March 10, 2008
R. Scott Morrison, Jr.

/s/ Peter S. O’Neill	Director	March 10, 2008
Peter S. O’Neill

/s/ Richard G. Reiten	Director	March 10, 2008
Richard G. Reiten

/s/ Norman R. Walker	Director	March 10, 2008
Norman R. Walker

List of Exhibits Filed

Exhibit
Number	Exhibit Description

10.50*	Building Materials Holding Corporation 2005 Deferred Compensation Plan for Directors as Amended and Restated 2007

10.52*	Building Materials Holding Corporation 2005 Deferred Compensation Plan for Executives as Amended and Restated 2007

10.70*	Severance Plan for Certain Executive Officers, Senior Management and Key Employees of the Company and its Subsidiaries as Amended and Restated Effective January 1, 2008

10.90*	Amended and Restated Employment Agreement by and Between Robert E. Mellor and Building Materials Holding Corporation as of December 26, 2007

10.91.1*	First Amendment to Employment Agreement by and Between William M. Smartt and Building Materials Holding Corporation as of February 19, 2008

10.92*	Employment Agreement by and Between Stanley M. Wilson and Building Materials Holding Corporation as of February 19, 2008

21.0	Subsidiaries of Building Materials Holding Corporation

23.1	Consent of KPMG LLP

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates a management contract or compensatory plan