Form 10-Q
period 2008-03-31
BUILDING MATERIALS HOLDING CORP
filed 2008-05-12
CIK 1046356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock as of May 8, 2008 was 29,379,860.

BUILDING MATERIALS HOLDING CORPORATION

FORM 10-Q

For the Period Ended March 31, 2008

Item 1. Financial Statements

Building Materials Holding Corporation
Consolidated Statements of Operations
(thousands, except per share data)
(unaudited)

	Three Months Ended March 31		Year Ended December 31
	2008	2007	2007
Sales
Building products	$180,050	$242,334	$1,001,284
Construction services	174,696	317,049	1,272,290
Total sales	354,746	559,383	2,273,574

Costs and operating expenses
Cost of goods sold
Building products	130,739	175,569	725,847
Construction services	161,849	273,720	1,106,739
Impairment of assets	—	—	337,074
Selling, general and administrative expenses	87,321	111,517	435,200
Other income, net	(4,419)	(1,835)	(9,970)
Total costs and operating expenses	375,490	558,971	2,594,890

(Loss) income from operations	(20,744)	412	(321,316)

Interest expense	11,638	8,218	33,800
Loss from continuing operations before income taxes and minority interests	(32,382)	(7,806)	(355,116)

Income tax (expense) benefit	(1,667)	2,873	30,129
Minority interests loss (income)	39	(376)	(853)
Loss from continuing operations	(34,010)	(5,309)	(325,840)

(Loss) income from discontinued operations prior to sale	(1,125)	549	2,548
Gain on sale of discontinued operations	—	—	20,029
Income tax benefit (expense)	1,274	(206)	(9,450)
Income from discontinued operations	149	343	13,127

Net loss	$(33,861)	$(4,966)	$(312,713)

Net (loss) income per share:
Continuing operations	$(1.17)	$(0.18)	$(11.31)
Discontinued operations	—	0.01	0.45
Basic	$(1.17)	$(0.17)	$(10.86)

Continuing operations	$(1.17)	$(0.18)	$(11.31)
Discontinued operations	—	0.01	0.45
Diluted	$(1.17)	$(0.17)	$(10.86)

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Balance Sheets
(thousands)
(unaudited)

	March 31	December 31		March 31	December 31
	2008	2007		2008	2007
Assets			Liabilities, Minority Interests and Shareholders’ Equity
Cash and cash equivalents	$41,105	$60,587
Marketable securities	2,678	1,872	Accounts payable	$70,727	$76,764
Receivables, net of allowances			Accrued compensation	28,660	31,843
of $7,717 and $5,545	193,385	208,244	Insurance deductible reserves	26,410	28,217
Inventory	109,156	116,653	Other accrued liabilities	32,541	29,432
Unbilled receivables	31,632	39,863	Billings in excess of costs and estimated
Deferred income taxes	1,889	11,470	earnings	25,170	23,531
Prepaid expenses and other	26,172	18,850	Current portion of long-term debt	4,729	4,923
Assets of discontinued operations	925	1,375	Liabilities of discontinued operations	1,021	1,024
Current assets	406,942	458,914	Current liabilities	189,258	195,734

Property and equipment			Insurance deductible reserves	26,175	27,898
Land	62,695	62,737	Long-term debt	340,630	344,376
Buildings and improvements	141,392	138,602	Other long-term liabilities	47,375	44,503
Equipment	189,242	191,968
Construction in progress	17,584	16,215	Minority interests	145	8,591
Accumulated depreciation	(163,416)	(159,771)
Marketable securities	43,616	40,039	Commitments and contingent liabilities	—	—
Deferred income taxes	3,450	11,269
Deferred loan costs	6,546	4,358	Shareholders’ equity
Other long-term assets	28,838	30,981	Common shares, $0.001 par value:
Other intangibles, net	62,126	64,948	authorized 50 million shares; issued and outstanding 29.4 and 29.2 million shares	29	29
Goodwill	14,196	14,196	Additional paid-in capital	165,013	164,043
Assets of discontinued operations	—	388	Deferred compensation common shares obligation	1,221	1,427
	$813,211	$874,844	Deferred compensation common shares	(1,221)	(1,427)
			Retained earnings	60,621	94,482
			Accumulated other comprehensive loss, net	(16,035)	(4,812)
			Shareholders’ equity	209,628	253,742
				$813,211	$874,844

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Shareholders’ Equity
(thousands)
(unaudited)

	Three Months Ended March 31		Year Ended December 31
	2008	2007	2007
Common shares - beginning balance	$29	$29	$29
Shares issued from Incentive and Performance Plans	—	—	—
Common Shares	$29	$29	$29

Additional paid-in capital - beginning balance	$164,043	$154,405	$154,405
Shares issued from Incentive and Performance Plans
Options exercised - Management	9	35	203
(Taxes) tax benefit for share options exercised	(27)	28	29
Restricted shares - Management	—	2,007	2,614
Unearned compensation	—	(2,007)	(2,614)
Tax benefit for dividends on restricted shares	—	—	63
Shares issued to Directors	—	—	405
Earned compensation
Options - Management	998	1,254	5,177
Restricted shares - Management	694	796	3,317
(Taxes) tax benefit for vested restricted shares	(704)	—	167
Shares issued from Employee Stock Purchase Plan	—	276	277
Additional paid-in capital	$165,013	$156,794	$164,043

Deferred compensation common shares obligation - beginning balance	$1,427	$1,200	$1,200
Shares purchased with deferred compensation	45	36	364
Shares purchased with dividends	11	9	38
Distributions	(262)	—	(175)
Deferred compensation common shares obligation	$1,221	$1,245	$1,427

Deferred compensation common shares - beginning balance	$(1,427)	$(1,200)	$(1,200)
Shares purchased	(56)	(45)	(402)
Distributions	262	—	175
Deferred compensation common shares	$(1,221)	$(1,245)	$(1,427)

Retained earnings - beginning balance	$94,482	$418,927	$418,927
Net loss	(33,861)	(4,966)	(312,713)
Cash dividends on common shares	—	(2,918)	(11,732)
Retained earnings	$60,621	$411,043	$94,482

Accumulated other comprehensive loss, net - beginning balance	$(4,812)	$(732)	$(732)
Interest rate swap contracts:
Unrealized loss	(8,419)	(851)	(7,673)
(Taxes) tax benefit for unrealized loss	(3,266)	321	2,933
Marketable securities:
Unrealized gain	700	193	1,000
Taxes for unrealized gain	(238)	(65)	(340)
Accumulated other comprehensive loss, net	$(16,035)	$(1,134)	$(4,812)

Shareholders’ Equity	$209,628	$566,732	$253,742

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Comprehensive Loss
(thousands)
(unaudited)

	Three Months Ended March 31		Year Ended December 31
	2008	2007	2007

Net loss	$(33,861)	$(4,966)	$(312,713)

Unrealized loss on interest rate swap contracts:
Unrealized loss	$(8,419)	$(851)	$(7,673)
(Taxes) tax benefit for unrealized loss	(3,266)	321	2,933
	$(11,685)	$(530)	$(4,740)
Unrealized gain on marketable securities:
Unrealized gain	700	193	$1,000
Taxes for unrealized gain	(238)	(65)	(340)
	$462	$128	$660

Comprehensive loss	$(45,084)	$(5,368)	$(316,793)

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Cash Flows
(thousands)
(unaudited)

	Three Months Ended March 31		Year Ended December 31
	2008	2007	2007
Operating Activities
Net loss	$(33,861)	$(4,966)	$(312,713)
Items in net loss not using (providing) cash:
Minority interests (loss) income, net	(39)	376	853
Depreciation and amortization	10,522	12,747	48,781
Deferred loan cost amortization	2,739	281	1,123
Impairment of assets	—	—	337,074
Share-based compensation	1,846	2,113	8,944
Gain on sale of discontinued operations	—	—	(20,029)
Gain on sale of assets, net	(3,435)	(363)	(8,789)
Realized gain on marketable securities	(186)	(11)	(408)
Deferred income taxes	13,896	2,443	(19,452)
Accrued loss for acquisition purchase obligation	—	—	5,500
Changes in assets and liabilities, net of effects of acquisitions and divestitures of business units:
Receivables, net	15,435	(8,749)	68,385
Inventory	7,670	5	24,599
Unbilled receivables	8,271	(13,804)	3,610
Prepaid expenses and other current assets	(7,276)	(7,386)	(7,758)
Accounts payable	4,909	15,831	(22,621)
Accrued compensation	(3,306)	(13,494)	(16,536)
Insurance deductible reserves	(1,756)	1,800	3,557
Other accrued liabilities	(2,540)	(14,675)	(13,033)
Billings in excess of costs and estimated earnings	1,434	(401)	(3,843)
Other long-term assets and liabilities	(2,610)	(10,057)	(12,560)
Other, net	(3,504)	256	2,595
Cash flows provided (used) by operating activities	8,209	(38,054)	67,279

Investing Activities
Purchases of property and equipment	(7,176)	(8,651)	(32,995)
Acquisitions and investments in businesses, net of cash acquired	(2,450)	(61,596)	(80,961)
Proceeds from dispositions of property and equipment	5,187	1,187	16,905
Proceeds from sale of discontinued operations	—	—	27,176
Purchase of marketable securities	(13,854)	(8,739)	(35,239)
Proceeds from sales of marketable securities	10,339	9,150	52,650
Other, net	(2,797)	(463)	(628)
Cash flows used by investing activities	(10,751)	(69,112)	(53,092)

Financing Activities
Net borrowings under revolver	—	79,200	—
Principal payments on term notes	(3,522)	(875)	(3,500)
Net payments on other notes	(418)	(3,548)	(4,505)
Decrease in book overdrafts	(4,413)	(10,359)	(7,609)
Proceeds from share options exercised	9	35	203
(Taxes) tax benefit for share-based compensation	(731)	28	259
Dividends paid	(2,938)	(2,915)	(11,709)
Deferred financing costs	(4,927)	—	—
Distributions to minority interests	—	(1,003)	(1,223)
Other, net	—	232	212
Cash flows (used) provided by financing activities	(16,940)	60,795	(27,872)

Decrease in Cash and Cash Equivalents	(19,482)	(46,371)	(13,685)

Cash and cash equivalents, beginning of period	60,587	74,272	74,272
Cash and cash equivalents, end of period	$41,105	$27,901	$60,587

Supplemental Disclosure of Cash Flow Information
Accrued but unpaid dividends	$—	$2,918	$2,938
Cash paid for interest	$8,876	$7,819	$32,827
Cash paid for income taxes	$78	$1,820	$7,233

Supplemental Schedule of Investing Activities
Fair value of assets acquired	$—	$715	$12,999
Liabilities assumed (extinguished)	$(2,450)	$100	$(3,680)
Cash paid for acquisitions made this period	$2,450	$615	$16,679
Cash paid for acquisitions made in prior period	$—	$60,981	$64,282

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

Nature of Operations
Building Materials Holding Corporation (BMHC) provides building products and construction services to professional homebuilders and contractors in western and southern regions of the United States. We operate through two reportable business segments: BMC West and SelectBuild. BMC West distributes building materials, manufactures building components (millwork, floor and roof trusses and wall panels) and provides construction services to professional builders and contractors through a network of 41 distribution facilities and 56 manufacturing facilities. SelectBuild provides framing and other construction services to single-family production homebuilders as well as commercial and multi-family builders. According to the National Association of Home Builders as measured by building permit activity, we provide building products and construction services in 13 of the top 25 single-family construction markets.

Principles of Consolidation
The consolidated financial statements include the accounts of BMHC and its subsidiaries. All significant intercompany balances and transactions are eliminated.

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements as well as the reported amounts of sales and expenses during the reporting period. Actual amounts may differ materially from those estimates. The following critical accounting estimates often require our subjective and complex judgment as a result of the need to estimate matters that are inherently uncertain:

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
The estimated cost of automobile, general liability and workers’ compensation claims is determined by actuarial methods. Claims in excess of insurance deductibles are insured with third-party insurance carriers. Insurance deductible reserves for claims are recognized based on the estimated costs of these claims as limited by the deductibles of the applicable insurance policies. Revisions to insurance deductible reserves for estimated claims are recognized in the period such revisions are known.

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
Our estimates of the fair values of our share-based payment transactions are based on the modified Black-Scholes-Merton model. In order to meet the fair value measurement objective, we are required to develop estimates regarding expected exercise patterns, share price volatility, forfeiture rates, risk-free interest rate and dividend yield. These assumptions are based principally on historical experience. When circumstances indicate the availability of new or different information that would be useful in estimating these assumptions, revisions are recognized in the period such revisions are known. Due to uncertainties inherent in these assumptions, it is possible that actual share-based compensation may vary from this estimate.

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

Property and Equipment
Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements that extend useful life. Certain costs of software are capitalized provided those costs are not research and development and certain other criteria are met. Capitalized interest was $0.3 million for the period ended March 31, 2008, $0.1 million for the period ended March 31, 2007 and $0.3 million for 2007. Expenditures for other maintenance and repairs are expensed as incurred. Gains and losses from sales and retirements are included in income as they occur. Depreciation is calculated using the straight-line method over the economic useful lives of the assets. The estimated useful lives of depreciable assets are generally:

•  ten to thirty years for buildings and improvements,
•  seven to ten years for machinery and fixtures,
•  three to ten years for handling and delivery equipment and
•  three to ten years for software development costs.

To improve financial returns, we periodically evaluate our investments in property and equipment. As a result, property and equipment may be consolidated, leased or sold. For continuing operations, we recognized a gain of $3.4 million for the period ended March 31, 2008, a gain of $0.1 million for the period ended March 31, 2007 and a gain of $8.4 million for 2007 from the sales of property and equipment.

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

Shipping and Handling
Shipping and handling costs for manufactured building components and construction services are included as a component of cost of goods sold. Shipping and handling costs for building products are included as a component of selling, general and administrative expenses and were $14.7 million for the period ended March 31, 2008, $17.4 million for the period ended March 31, 2007 and $70.7 million for 2007.

Reclassifications
Certain reclassifications, none of which affected previously reported consolidated results of operations, cash flows or shareholders’ equity, have been made to amounts reported in prior periods to conform to the current period presentation.

Recent Accounting Principles
In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities. This accounting principle enhances disclosure for derivative instruments and hedging activities and their effects on consolidated financial position, results of operations and cash flows. Specifically, enhanced disclosures will include objectives and strategies for using derivatives, including underlying risk and accounting designation, as well as fair values, gains and losses. This accounting principle will be adopted during 2008 and will not have an impact on consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations. This accounting principle requires that acquisition accounting (purchase accounting) be applied to all business combinations in which control is obtained regardless of consideration and for an acquirer to be identified for each business combination. Additionally, this accounting principle requires acquisition-related costs and restructuring costs at the date of acquisition to be expensed rather than allocated to the assets acquired and the liabilities assumed; minority interests, including goodwill, to be recorded at fair value at the acquisition date; recognition of the fair value of assets and liabilities arising from contractual contingencies and contingent consideration (payments conditioned on the outcome of future events) at the acquisition date; recognition of bargain purchase (acquisition-date fair value exceeds consideration plus any noncontrolling interest) as a gain; and recognition of changes in deferred taxes. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively. Earlier adoption is prohibited. Adoption is not expected to have an impact on consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements. This accounting principle eliminates noncomparable accounting for minority interests. Specifically, minority interests are presented as a component of shareholders’ equity; consolidated net income includes amounts attributable to both the parent and minority interest and is disclosed on the face of the income statement; changes in the ownership interest are accounted for as equity transactions if ownership remains controlling; purchase accounting for acquisitions of noncontrolling interests and acquisitions of additional interests is eliminated; and deconsolidated controlling interests are recognized based on fair value consistent with Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively, however presentation and disclosure will be adopted retrospectively for all periods presented. Earlier adoption is prohibited. Adoption is not expected to have an impact on consolidated financial position, results of operations or cash flows.

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

Consistent with the overall housing industry, our operating segments have suffered from the effects of the sharp contraction in single-family home construction. The reporting units of our SelectBuild operating segment and the Colorado reporting unit of our BMC West segment demonstrated significant declines in operating performance in the later portion of the fourth quarter of 2007.

During the later portion of the fourth quarter of 2007, the leading sources of economic and housing data forecasted sharper reductions in housing starts. The rapid deterioration in housing forecasts and our operating performance resulted in significant revisions of our operating expectations underpinning the assumptions of recoverability of the carrying amount of customer relationships and goodwill. Additionally, our enterprise value reflected a significant reduction as investors considered overly negative perceptions of the future of the housing market and depressed the share values of housing related companies. For impairment testing, the fair values were determined based on estimates of enterprise value as well as the present value of estimated future operating cash flows. As a result, we determined the carrying amount of certain customer relationships and goodwill exceeded their respective estimated fair values and recognized the following impairments in the fourth quarter of 2007:

•	$30.0 million for certain customer relationships at SelectBuild,
•	$300.2 million for goodwill at SelectBuild,
•	$6.7 million for goodwill at BMC West and
•	$0.2 million for certain equipment at SelectBuild.

In addition, the related tax benefit for these impairments was limited to $23.6 million based on the estimated realization of tax benefits for current and prior periods. To the extent taxable income is generated in future periods, additional tax benefits related to these impairments may be realized and reduce our future effective tax rate.

Continued deterioration in our markets could result in additional impairments of the carrying amount of intangibles and goodwill.

3. Discontinued Operations

The results of operations and financial position of discontinued operations are separately reported for all periods presented.

In March 2008, SelectBuild discontinued framing services in Virginia. This business unit was previously reported as a component of SelectBuild and represented approximately 1% of sales.

In September 2007, BMC West sold three building materials distribution businesses in Western Colorado. The businesses were sold for $11.4 million consisting of $9.6 million cash and a $1.8 million note receivable and resulted in recognition of an initial gain of $3.7 million. In December 2007, the remaining real estate for one of these operations was sold for $17.6 million cash and resulted in recognition of a gain of $16.3 million. These business units were previously reported as a component of BMC West and represented approximately 3% of sales.

Assets, liabilities, sales and income for these operations are separately reported from continuing operations and were as follows (thousands):

	March 31	December 31
	2008	2007
Assets	$925	$1,763
Liabilities	$1,021	$1,024

	March 31	March 31	December 31
	2008	2007	2007
Sales
Building Products	$—	$7,762	$29,706
Construction Services	$894	$1,959	$11,397
Income from discontinued operations	$149	$343	$13,127

4. Net (Loss) Income Per Share

Net (loss) income per share was determined using the following information (thousands, except per share data):

	Three Months Ended March 31		Year Ended December 31
	2008	2007	2007
Loss from continuing operations	$(34,010)	$(5,309)	$(325,840)
Income from discontinued operations	149	343	13,127
Net loss	$(33,861)	$(4,966)	$(312,713)

Weighted average shares - basic	28,972	28,768	28,807
Effect of dilutive:
Share options	—	—	—
Restricted shares	—	—	—
Weighted average shares - assuming dilution	28,972	28,768	28,807

Net (loss) income per share:
Continuing operations	$(1.17)	$(0.18)	$(11.31)
Discontinued operations	—	0.01	0.45
Basic	$(1.17)	$(0.17)	$(10.86)

Continuing operations	$(1.17)	$(0.18)	$(11.31)
Discontinued operations	—	0.01	0.45
Diluted	$(1.17)	$(0.17)	$(10.86)

Cash dividends declared per share	$0.00	$0.10	$0.40

Certain share options and restricted shares are excluded from the computation of diluted net (loss) income per share:

•	options with exercise prices greater than the average market value of the common shares (options out-of-the-money) and
•	unrecognized compensation expense for restricted shares with after-tax proceeds greater than the average market value of the common shares.

Options and restricted shares excluded from the computation of diluted net (loss) income per share will change based on additional grants as well as the average market value of the common shares for the period. These options and restricted shares that are not dilutive and therefore excluded from the computation of diluted net (loss) income per share were as follows (thousands, except share price data):

	Three Months Ended March 31		Year Ended December 31
	2008	2007	2007
Average market value of shares	$5	$22	$14
Share options:
Exercise price range	$7 to $38	$18 to $38	$15 to $38
Not dilutive	2,430	1,173	1,312
Restricted shares:
Grant price range	$15 to $42	$35 to $42	$34
Not dilutive	295	139	2

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

Minority interests reflects the other owners’ proportionate share in the assets and liabilities of business ventures as of the date of purchase, adjusted by the proportionate share of post-acquisition income or loss. As the operating results of entities with minority interests are consolidated, minority interests income represents the income or loss attributable to the other owners.

•
In January 2008, SelectBuild was required to purchase the remaining 49% interest in SelectBuild Illinois (RCI Construction) for $8.4 million in cash of which $2.4 million was paid January 2008 and $6 million is payable. The fair value of SelectBuild Illinois does not exceed its net book value. As a result, the $5.5 million excess of the purchase price for the minority interest over the recorded amount for the minority interest in SelectBuild Illinois was recognized as an expense in Other income, net in December 2007. In January 2005, SelectBuild acquired an initial 51% interest for $4.9 million in cash. SelectBuild Illinois provides framing services to production homebuilders in the greater Chicago area.

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

Assets and liabilities acquired in acquisitions made in 2008 and 2007, including payments of amounts retained for settlement periods, were as follows (thousands):

	March 31	December 31		March 31	December 31
	2008	2007		2008	2007
Receivables	$—	$(21)	Other accrued liabilities	$5,957	$(60,787)
Prepaid expenses and other	—	18
Current assets	—	(3)	Current liabilities	5,957	(60,787)

Property and equipment	—	216	Deferred income taxes	—	(917)
Other intangibles, net	—	2,287	Minority interests	(8,407)	(3,680)
Goodwill	—	13,077
	$—	$15,577		$(2,450)	$(65,384)

Had the SelectBuild Illinois acquisition in January 2008 taken place as of the beginning of 2007, pro forma results of operations would not have been significantly different from reported amounts.

6. Marketable Securities

Investments in marketable securities consist of debt securities held by our captive insurance subsidiary and are considered available-for-sale and recorded at fair value. Fair value is based on market quotes. Realized gains and losses are recognized in Other income, net based on specific identification. Unrealized gains and losses, net of deferred taxes, are recorded as a component of Accumulated other comprehensive loss, net, a component of shareholders’ equity. There were no significant unrealized losses.

The fair values of these marketable securities were as follows (thousands):

	March 31	December 31
	2008	2007
U.S. government and agencies	$18,301	$18,380
Asset backed securities	12,848	9,798
Corporate securities	15,145	13,733
	$46,294	$41,911

Contractual maturities were as follows (thousands):

	March 31	December 31
	2008	2007
Less than 1 year	$2,678	$1,872
Due in 1 to 2 years	11,977	12,683
Due in 2 to 5 years	31,639	27,356
	$46,294	$41,911

7. Intangible Assets and Goodwill

Intangible assets represent the values assigned to customer relationships, covenants not to compete, trade names and favorable leases. Intangible assets are amortized on a straight-line basis over their expected useful lives. Customer relationships are amortized over 3 to 17 years, covenants not to compete over 3 to 5 years and favorable leases over 2 to 5 years. Amortization expense for intangible assets was $2.8 million for the period ended March 31, 2008, $4.7 million for the period ended March 31, 2007 and $16.5 million for 2007. Intangible assets consist of the following (thousands):

	March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$92,424	$(34,933)	$57,491
Covenants not to compete	11,560	(7,406)	4,154
Trade names	204	(204)	—
Favorable leases	780	(299)	481
	$104,968	$(42,842)	$62,126

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$92,424	$(32,733)	$59,691
Covenants not to compete	11,560	(6,835)	4,725
Trade names	204	(204)	—
Favorable leases	780	(248)	532
	$104,968	$(40,020)	$64,948

Estimated amortization expense for intangible assets is $8.2 million for the remainder of 2008, $10.5 million for 2009, $9.7 million for 2010, $8.8 million for 2011, $8.2 million for 2012 and $16.7 million thereafter.

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Adjustments to amounts previously reported as goodwill may occur as a result of completing the purchase price allocation to the assets acquired, including intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition.

An annual assessment for impairment is completed in the fourth quarter and whenever events and circumstances indicate the carrying amount may not be recoverable. An impairment is recognized at the reporting unit if the carrying amount is more than the estimated future operating cash flows as measured by fair value techniques.

Changes in the carrying amount of goodwill by business segment were as follows (thousands):

	BMC West	SelectBuild	Total
Balance at December 31, 2007	$14,196	$—	$14,196
Goodwill acquired	—	—	—
Impairment	—	—	—
Balance at March 31, 2008	$14,196	$—	$14,196

While goodwill is tested for impairment annually and not amortized for financial statement purposes, goodwill may be deductible for income tax purposes. Certain goodwill is non-deductible. Changes to non-deductible goodwill were as follows (thousands):

	BMC West	SelectBuild	Total
Balance at December 31, 2007	$3,460	$—	$3,460
Goodwill acquired	—	—	—
Impairment	—	—	—
Balance at March 31, 2008	$3,460	$—	$3,460

8. Debt

Long-term debt consists of the following (thousands):

As of March 31, 2008			Notional Amount of	Effective Interest Rate
	Balance	Stated Interest Rate	Interest Rate Swaps	Average for Quarter	As of March 31
Revolver	$—	LIBOR plus 4.50% or Prime plus 2.50% and 0.50% commitment fee	$—	8.9%	n/a

Term note	342,103	LIBOR plus 4.50% or Prime plus 2.50%	200,000	9.2%	8.8%

Other	3,256	Various	—	—	—
	345,359		$200,000

Less: Current portion	4,729
	$340,630

As of December 31, 2007			Notional Amount of	Effective Interest Rate
	Balance	Stated Interest Rate	Interest Rate Swaps	Average for Quarter	As of December 31
Revolver	$—	LIBOR plus 1.50% or Prime plus 0.25% and 0.25% commitment fee	$—	8.8%	n/a

Term note	345,625	LIBOR plus 2.50% or Prime plus 1.25%	200,000	7.7%	7.5%

Other	3,674	Various	—	—	—
	349,299		$200,000

Less: Current portion	4,923
	$344,376

Revolver
In February 2008, we entered into an amended $200 million revolver with a group of lenders. The revolver matures in November 2011. The revolver consists of both LIBOR and Prime based borrowings. The variable interest rate for the revolver is LIBOR plus 4.50% or Prime plus 2.50%. Additionally, a commitment fee for the unused portion is 0.50%. Interest is paid quarterly. As of March 31, 2008, no amount was outstanding under the revolver.

The effective interest rate is based on interest rates for the period as well as the commitment fee for the unused portion of the revolver.

Letters of credit outstanding that guaranteed performance or payment to third parties were $106.7 million as of March 31, 2008 and December 31, 2007. These letters of credit reduce borrowing availability under the revolver. Borrowings under the revolver are limited to the lesser of:

•	$100 million or
•	a borrowing base calculated on 50% of certain accounts receivable less 50% of outstanding surety bonds.

Surety performance bonds guarantee performance to customers and vendors. As of March 31, 2008, approximately $86 million was available under the revolver.

Term Note
In February 2008, we entered into an amended $350 million term note with a group of lenders. The term note matures in November 2011 and is payable in:

•	quarterly installments of $0.9 million,
•	any net proceeds of more than $1 million resulting from dispositions and
•	remaining principal due in November 2011.

The variable interest rate for the term note is LIBOR plus 4.50% or Prime plus 2.50%. Interest is paid quarterly. As of March 31, 2008, $342.1 million was outstanding under this term note.

Other
Other long-term debt consists of term notes, equipment notes and capital leases for equipment. Interest rates vary and dates of maturity are through March 2021. As of March 31, 2008, other long-term debt was $3.3 million.

Covenants and Maturities
The amended credit facility requires quarterly compliance with financial covenants including minimum net worth, minimum interest coverage ratio and minimum earnings before interest, taxes, depreciation and amortization. At March 31, 2008, we were in compliance with these covenants and conditions.

We expect to remain in compliance with these covenants in the future. However, reduced operating performance, organizational changes and other expenses as well as significant economic uncertainties may result in failure to comply with the financial covenants of our credit facility and adversely affect our ability to finance operations or capital needs and could create a default and cause all amounts borrowed to become due and payable immediately. We continue to closely monitor these financing arrangements as well as evaluate other financing options.

The amended credit facility restricts our ability to incur additional indebtedness, pay dividends, repurchase shares, enter into mergers or acquisitions, use proceeds from equity offerings, make capital expenditures and sell assets. The amended credit facility is secured by all assets of our wholly-owned subsidiaries, except the assets of our captive insurance subsidiary.

In connection with the amendment, 60% or $2.4 million of unamortized deferred loan costs related to the revolver were recognized as interest expense in the first quarter of 2008. We also incurred approximately $4.9 million of fees in connection with the amendment and these costs will be amortized over the remaining term of our credit facility.

Scheduled maturities of long-term debt are as follows (thousands):

2008	$3,630
2009	4,246
2010	3,969
2011	332,687
2012	80
Thereafter	747
$345,359

Hedging Activities
Derivative and hedging activities are recorded on the balance sheet at their fair values. In November 2006, we entered into interest rate swap contracts that effectively convert $200 million of variable rate borrowings to a fixed interest rate of 9.6% through November 2012, thus reducing the impact of increases in interest rates on future interest expense. Approximately 58% of the outstanding variable rate borrowings have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. After giving effect to the interest rate swap contracts, total borrowings were 59% fixed and 41% variable.

The fair value of derivative instruments is based on pricing models using current market rates. The fair value of the interest rate swap contracts was a long-term liability of $17.0 million and no corresponding deferred tax asset as of March 31, 2008. The effective portion was recorded in Accumulated other comprehensive loss, net, a separate component of shareholders’ equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings. A corresponding deferred tax asset for the fair value of the interest rate swap liability was not recorded as there may be an inability to utilize this deferred tax asset. The ineffective portion, if any, of the change in the value of the interest rate swap contracts is immediately recognized as a component of interest expense. Management may choose not to swap variable rates to fixed rates or may terminate a previously executed swap if the variable rate positions are more beneficial.

9. Shareholders’ Equity

Preferred Shares
We are authorized to issue 2 million preferred shares, however none of these shares are issued. Under the terms of our Restated Certificate of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the preferred shares.

Common Shares
Our common shares have a par value of $0.001. We have 50 million shares authorized of which 29.4 million are issued and outstanding as of March 31, 2008.

Of the unissued shares, 78,365 shares were reserved for the following:

Employee Stock Purchase Plan	4,767
2004 Incentive and Performance Plan	73,598

Dividends
Cash dividends per common share were as follows:

	2008	2007
First quarter	$—	$0.10
Second quarter	—	0.10
Third quarter	—	0.10
Fourth quarter	—	0.10
	$—	$0.40

Our credit facility, amended in February 2008, prohibits the payment of cash dividends on our common shares. The determination of future dividend payments (cash or shares) will depend on many factors, including credit facility restrictions, financial position, results of operations and cash flows.

Repurchase Program
In March 2007, our Board of Directors authorized the repurchase of up to $25 million of our common shares through March 2008. No common shares were repurchased through the period ended March 2008. The repurchase program expired March 2008.

Our credit facility, amended in February 2008, prohibits the repurchase of our common shares. The determination of future share repurchases will depend on many factors, including credit facility restrictions, financial position, results of operations and cash flows.

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

Our matching contributions range from 50% of the first 6% to 25% of the first 4% of the participant’s contribution. Matching contributions are established at the discretion of the Compensation Committee of our Board of Directors in the first quarter. Vesting in matching contributions occurs at the rate of 20% per year of service, upon reaching age 65, or upon death, disability or certain other circumstances. Matching contributions of $1.0 million for the period ended March 31, 2008, $1.4 million for the period ended March 31, 2007 and $4.7 million for 2007 were made to the trusts based on a percentage of the contributions made by participants.

Participants may direct their contributions and matching contributions through any of the investment options offered, including self-directed brokerage accounts. Investment options are reviewed and revised quarterly by an Investment Committee comprised of management and advised by consultants.

•  Executive Deferred Compensation
We provide a deferred compensation plan for directors, executives and key employees. The objective of the plan is to provide executives and key employees with an additional opportunity to save for their retirement. Executive and key employee participants may defer up to 80% of their eligible compensation (base salary, annual incentive and medium term incentives). Director participants may defer 100% of their compensation.

There are no minimum or guaranteed returns. Participants may elect distribution upon reaching a specific age, number of years or separation of service. Distributions may be a lump sum payment or monthly installments over 5 to 10 years.

Matching contributions mirror the savings and retirement plan matching contribution percentage. Matching contributions are established at the discretion of the Compensation Committee of our Board of Directors in the first quarter. Matching contributions of less than $0.1 million for the period ended March 31, 2008, $0.2 million for the period ended March 31, 2007 and $0.4 million for 2007 were made to the trust based on a percentage of the contributions made by participants.

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

•
Compensation deferred and invested in third-party investment options is recorded in Other long-term assets and Other long-term liabilities. As the investment is settled for the value of the underlying investments, changes in the fair value of the investments are recognized in Other income and changes in the fair value of the liability are recognized in Selling, general and administrative expenses. Fair value is based on market quotes. The fair value of these investments was $8.5 million at March 31, 2008 and $13.5 million at December 31, 2007.

•
Compensation deferred and invested in our common shares is recorded as a component of shareholders’ equity. As the investment is settled for the fixed number of common shares purchased, changes in fair value are not recognized. Rather purchases and distributions of the common shares are recorded at historical cost. The historical cost of these common shares was $1.2 million or 87,650 common shares at March 31, 2008 and $1.4 million or 105,189 common shares at December 31, 2007.

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

Contributions have typically been 5.5% of net income. Contributions are allocated proportionately to participants based on their base salaries and limited to 30% of a participant’s base salary.

•	65% of the contributions are invested in company-owned life insurance polices for certain participants.
•	35% of the contributions are made in our common shares and distributed to the savings and retirement plans of certain participants.

Active participants invested in company-owned life insurance policies receive a return based on long term corporate bond yields. This return has been approximately 6% and may vary based on changes to this yield. Inactive participants receive a return of 0% to 9% based on their years of service and payment elections. Participants receiving common shares receive a return of the related dividend.

Contributions and the return are established at the discretion of the Compensation Committee of our Board of Directors in the first quarter. Participants are immediately vested in the contribution. Other than the contributions required by employment agreements of certain executives, the Compensation Committee decided to make no contributions to participants for 2007. Contributions required by employment agreements as well as the return, were less than $0.1 million for the period ended March 31, 2008, $0.6 million for the period ended March 31, 2007 and $2.7 million for 2007.

The cash surrender value of the company-owned life insurance policies approximates the obligation, however the returns, if any, are not fully funded as these returns are dependent upon years of service and payment elections. These life insurance policies fund the obligation to the participants or their beneficiaries over a 5, 10 or 15-year period.

•  Management Retention Compensation
In February 2008, the Compensation Committee of our Board of Directors approved management retention agreements for certain executives and key employees. Participants receive common share equivalent units which may be exchanged for the market value of those shares upon vesting two years from the date of grant. Compensation expense recognized for these agreements was $0.1 million for the period ended March 31, 2008.

Employee Stock Purchase Plan
In September 2000, our Board of Directors adopted the Employee Stock Purchase Plan, as approved by our shareholders in May 2001. The plan permits eligible employees to purchase common shares through payroll deductions of up to 10% of an employee’s compensation limited to $25,000 each year. The purchase price of the shares is 85% of the market price on the last day of each month. A total of 400,000 shares was initially reserved for this plan with 4,767 remaining for future purchase as of December 2007. Shares are no longer issued due to the number of shares remaining in the plan. Compensation expense recognized was none for the period ended March 31, 2008, less than $0.1 million for the period ended March 31, 2007 and $0.2 million for 2007.

Incentive and Performance Plans
In February 2004, our Board of Directors adopted the 2004 Incentive and Performance Plan, as approved by our shareholders in May 2004. Employees and non-employee directors are eligible to receive awards at the discretion of the Compensation Committee. Options, appreciation rights, restricted shares, other share-based awards and non-discretionary awards may be granted under this plan. A total of 2.4 million shares were reserved for issuance under the plan. Unissued shares were 73,598 as of March 31, 2008 and 59,998 as of December 31, 2007.

Options
•
Grants of options under the 2004 Incentive and Performance Plan vest ratably over 3 to 4 years from the date of grant and expire after 7 years if unexercised. Under certain circumstances, some or all of the options may vest earlier. Options were awarded with exercise prices equal to the closing share price of our common shares on the date of grant.

•
In February 2000, our Board of Directors adopted the 2000 Stock Incentive Plan, as approved by our shareholders in May 2000. Grants of options under the 2000 Stock Incentive Plan vest ratably through the end of the fourth year from the date of grant and expire after 10 years if unexercised. Under certain circumstances, some or all of the options may vest earlier. Options were awarded with exercise prices equal to the closing share price of our common shares on the date of grant. No further grants will be made under this plan.

With the adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, in 2006, compensation expense is recognized over the requisite service period for all share-based awards granted after the date of adoption as well as awards unvested on the date of adoption. Additionally, tax benefits for share-based compensation payments are reported as a financing activity. Prior periods are not revised for comparative purposes. Share-based compensation expense includes the fair value of share options, restricted shares and share awards.

The fair value of each option was estimated on the date of grant using the modified Black-Scholes-Merton model. The following table presents the weighted average assumptions used in the valuation and the resulting fair value:

	Three Months Ended March 31		Year Ended December 31
	2008	2007	2007
Expected term (years)	—	5.2	5.2
Expected volatility	—	54.5%	54.5%
Expected dividend yield	—	2.0%	2.0%
Risk-free interest rate	—	4.5%	4.5%
Exercise price	—	$18	$18
Weighted average fair value	—	$8	$8

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

Activity for option awards was as follows (thousands, except per share data):

	March 31 2008			March 31 2007		Year Ended December 31 2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	2,978	$15	4.5	2,521	$14	2,521	$14
Granted	—	$—		354	$18	541	$18
Exercised	(1)	$6		(5)	$7	(33)	$6
Forfeited	(13)	$31		(1)	$6	(51)	$28
Outstanding at end of the period	2,964	$15	4.3	2,869	$15	2,978	$15

Exercisable at end of the period	2,407	$13	3.9	1,924	$11	2,079	$11

	March 31		Year Ended December 31
	2008	2007	2007
Weighted average grant-date fair value	$—	$8	$8
Intrinsic value of options exercised	$1	$84	$299
Fair value of options vested	$4,120	$3,834	$4,665

The intrinsic value (the difference between our share price on the date of exercise and the exercise price) for options exercised represents the value received by option holders that exercised their options.

As of March 31, 2008, option awards outstanding and exercisable were as follows (thousands, except per share data):

	Options Outstanding				Options Exercisable
Exercise Price	Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life (years)	Shares	Weighted Average Exercise Price	Intrinsic Value
$5	534	$5		2.3	534	$5
$7	597	$7		4.5	597	$7
$8	200	$8		5.9	200	$8
$9	332	$9		3.1	332	$9
$17 to $18	526	$18		6.0	91	$18
$23	408	$23		3.9	406	$23
$38	367	$38		4.8	247	$38
	2,964	$15			2,407	$13
In-the-money:
Outstanding	—		$—
Exercisable						—	$—

The intrinsic value (the difference between our share price on the last day of trading in March 2008 and the exercise price) for in-the-money options, represents the value that would have been received by option holders had they exercised their options. These values change based on the fair market value of our shares.

The fair value of compensation expense recognized for options was $1.0 million for the period ended March 31, 2008, $1.3 million for the period ended March 31, 2007 and $5.2 million for 2007. Options are not included in the calculation of basic income per share, however options are included in the calculation of diluted income per share.

As of March 31, 2008, there was $4.9 million of unrecognized compensation expense related to these options. This is recognized as the requisite services are rendered and is expected to be recognized ratably through March 2011.

Options exercised are settled with newly issued common shares.

Restricted Shares
Grants of restricted shares vest 3 years from the date of grant. Under certain circumstances, some or all of the restricted shares may vest earlier. The fair value of restricted shares is the closing share price of our common shares on the date of grant. Compensation expense is recognized over the vesting period.

Activity for restricted share awards was as follows (thousands, except per share data):

	March 31				Year Ended December 31
	2008		2007		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of the period	410	$26	396	$24	396	$24
Granted	—	$—	109	$18	172	$18
Vested	(110)	$6	—	$—	(142)	$11
Forfeited	(3)	$38	—	$—	(16)	$30
Nonvested at end of the period	297	$33	505	$23	410	$26

	Three Months Ended March 31		Year Ended December 31
	2008	2007	2007
Weighted average grant-date fair value	$—	$18	$18
Fair value of restricted shares granted	$—	$2,007	$3,005
Fair value of restricted shares vested	$673	$—	$1,556

The fair value of compensation expense recognized for restricted shares was $0.7 million for the period ended March 31, 2008, $0.8 million for the period ended March 31, 2007 and $3.3 million for 2007. Restricted shares are not included in the calculation of basic income per share until these shares vest, however restricted shares are included in the calculation of diluted income per share.

As of March 31, 2008, there was $3.3 million of unrecognized compensation expense related to these restricted shares. This is recognized as the requisite services are rendered and is expected to be recognized ratably through March 2010.

Shares
We issue shares to non-employee directors of our Board of Directors for their services. These shares vest immediately, however trading is restricted for 1 year from the date of grant. We issued 27,000 shares in May 2007 and recognized compensation expense of $0.1 million for the period ended March 31, 2008, $0.1 million for the period ended March 31, 2007 and $0.4 million for 2007.

The following table summarizes equity compensation information as of March 31, 2008 (thousands, except per share data):

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	3,261	$13	74
Equity compensation plans not approved by security holders	—	—	—
Total	3,261	$13	74

Share-based compensation expense is included in selling, general and administrative expenses since it is incentive compensation issued primarily to our executives and senior management. Share-based compensation expense for options, restricted shares and share awards was $1.8 million for the period ended March 31, 2008, $2.1 million for the period ended March 31, 2007 and $8.9 million for 2007.

11. Income Taxes

The asset and liability method is used to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for tax credits and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not these assets will be realized.

Our income tax compliance is periodically examined by various taxing authorities. Our tax returns for 2007 through 2003 are either under examination or open for future examination. We believe the ultimate results of examinations, if any, will not have an adverse affect on our financial condition, results of operations or cash flows. Revisions of estimated tax liabilities are reflected in the period such revisions are known.

Income tax (expense) benefit and effective rates were as follows (in thousands):

	Three Months Ended March 31				Year Ended December 31
	2008		2007		2007
		Effective Rate		Effective Rate		Effective Rate
Continuing operations:
Income tax (expense) benefit	$(1,667)	(5.2)%	$2,873	35.1%	$30,129	8.5%
Discontinued operations:
Income tax benefit (expense)	$1,274	113.2%	$(206)	(37.5)%	$(9,450)	(41.9)%

The significant change in our effective tax rate for continuing operations was the result of uncertainty of the realizability of deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The scheduled reversal of deferred tax liabilities, loss carryback and carryforward abilities, projected future taxable income, tax planning strategies, cumulative earnings and our industry are considered in making this assessment.

Realizability of the deferred tax assets could change if estimates of future taxable income change. To the extent taxable income is generated in future periods, these tax benefits will be realized and reduce our future effective tax rate.

A significant income tax benefit was recognized for discontinued operations as closure of these operations resulted in realization of the tax benefit of the discontinued operation’s impairment recognized in prior periods as well as a tax benefit for the taxable loss from operations.

The tax benefit associated with exercised options and vested restricted shares increased taxes receivable $0.3 million for the period ended March 31, 2008, reduced taxes payable less than $0.1 million for the period ended March 31, 2007 and increased taxes receivable $0.9 million for 2007. The tax impact for the difference between the fair value and the exercised value for options exercised and the difference between the grant-date value and vest-date value for vested restricted shares is recognized in additional paid-in capital, a component of shareholders’ equity.

12.  Financial Instruments

The estimated fair values of cash and cash equivalents, receivables, unbilled receivables, accounts payable and accruals are the same as their carrying amounts due to their short-term nature. After giving effect to the interest rate swap contracts, the interest for our debt is 59% fixed and 41% variable. The estimated market value of our debt, based on current interest rates for similar obligations with like maturities, was:

•	$16.3 million more than the amount of debt reported on the consolidated balance sheet at March 31, 2008 and
•	$7.7 million more than the amount of debt reported on the consolidated balance sheet at December 31, 2007.

Changes in interest rates expose us to financial market risk. We currently utilize interest rate swap contracts to hedge variable interest rates. The interest rate swap contracts effectively convert $200 million of variable rate debt to a fixed interest rate of 9.6% through November 2012. Changes in the fair value of the interest rate swap contracts are recorded as Accumulated other comprehensive loss, net, a separate component of shareholders’ equity, and are subsequently reclassified into interest expense as interest expense is recognized on the term note.

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

Operating Leases
We lease certain real property, vehicles and office equipment under operating leases. Expense for these operating leases was $7.8 million for the period ended March 31, 2008, $7.2 million for the period ended March 31, 2007 and $30.3 million for 2007.

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

	Three Months Ended March 31		Year Ended December 31
	2008	2007	2007
Balance at beginning of the period	$6,805	$7,081	$7,081
Provision for warranties	320	102	694
Warranty charges	(608)	(195)	(970)
Balance at end of the period	$6,517	$6,988	$6,805

14. Fair Values of Assets and Liabilities

Our assets and liabilities measured at fair value are grouped into three levels. The levels are based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

The following assets and liabilities are measured at fair value on a recurring basis during the period (thousands):

		Fair Value Measurements at Reporting Date Using
	March 31 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Marketable securities	$46,294	$46,294	$—	$—
Interest rate swap contracts	(16,973)	—	(16,973)	—
	$29,321	$46,294	$(16,973)	$—

		Fair Value Measurements at Reporting Date Using
	December 31 2007	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Marketable securities	$41,911	$41,911	$—	$—
Interest rate swap contracts	(8,553)	—	(8,553)	—
	$33,358	$41,911	$(8,553)	$—

Also, from time to time we may be required to measure certain other assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost or market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis, the following table provides the amount, level of valuation assumptions used to determine each adjustment and the related realized losses (thousands):

		Fair Value Measurements Using
	December 31 2007	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Year Ended December 31 2007 Gains (Losses)
Other intangibles, net	64,948	—	—	64,948	(30,007)
Goodwill	14,196	—	—	14,196	(306,881)
	$79,144	$—	$—	$79,144	$(336,888)

Other intangibles, net are evaluated for impairment whenever events and circumstances indicate the carrying amount may not be recoverable. An impairment for intangibles with finite useful lives is recognized if the carrying amount is not recoverable based on the estimated future operating cash flows on an undiscounted basis. Our intangibles are principally customer relationships. The present value of estimated future operating cash flows is utilized to determine fair value. Retention rates, margins and discount rates are significant inputs for determining the present value of estimated future cash flows.

•
Other intangibles at SelectBuild with a carrying amount of $93.7 million were written down to their implied fair value, resulting in an impairment charge of $30.0 million in the fourth quarter of 2007.

Goodwill is evaluated for impairment whenever events and circumstances indicate the carrying amount may not be recoverable. An impairment for goodwill is recognized if the carrying amount is more than the estimated future operating cash flows as measured by fair value techniques. The fair value techniques of enterprise value as well as the present value of estimated future operating cash flows are utilized. Market capitalization based on average common share price, debt and cash are significant inputs for determining enterprise value. An estimate of our weighted average cost of financing sources and future operating cash flows as derived from estimates of revenues, operating expenses and income taxes as well as working capital requirements and capital expenditures are significant inputs for determining the present value of estimated future operating cash flows.

•
Goodwill at BMC West with a carrying amount of $20.9 million was written down to its implied fair value of $14.2 million, resulting in an impairment charge of $6.7 million in the fourth quarter of 2007.

•	Goodwill at SelectBuild with a carrying amount of $300.2 million had no implied fair value, resulting in an impairment charge of $300.2 million in the fourth quarter of 2007.

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

SelectBuild
SelectBuild provides construction services to single-family production homebuilders as well as commercial and multi-family builders. These services include wood framing or concrete block masonry, concrete services, plumbing and other services. Construction services include managing labor and construction schedules as well as sourcing materials.

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

Selected financial information by segment is as follows (thousands):

	Sales			(Loss) (1) Income from Continuing Operations Before Taxes and	Depreciation
	Total	Inter- Segment	Trade	Minority Interests	and Amortization	Capital (2) Expenditures	Assets
Three Months Ended March 31, 2008
BMC West	$ 210,726	$ (144)	$ 210,582	$ 1,783	$ 2,968	$ 6,658	$ 367,562
SelectBuild	144,485	(321)	144,164	(17,322)	6,378	255	296,614
Corporate	—	—	—	(5,205)	1,158	263	148,110
Discontinued operations	—	—	—	—	—	—	925
	$ 355,211	$ (465)	$ 354,746	(20,744)	$ 10,504	$ 7,176	$ 813,211
Interest expense				11,638
				$ (32,382)
Three Months Ended March 31, 2007
BMC West	$ 278,993	$ (122)	$ 278,871	$ 10,697	$ 3,111	$ 1,938	$ 436,466
SelectBuild	280,572	(60)	280,512	2,772	8,596	5,886	728,424
Corporate	—	—	—	(13,057)	966	1,003	133,467
Discontinued operations	—	—	—	—	—	40	10,299
	$ 559,565	$ (182)	$ 559,383	412	$ 12,673	$ 8,867	$ 1,308,656
Interest expense				8,218
				$ (7,806)
Year Ended December 31, 2007
BMC West	$ 1,179,097	$ (1,386)	$ 1,177,711	$ 64,653	$ 11,998	$ 21,302	$ 376,462
SelectBuild	1,096,104	(241)	1,095,863	(334,272)	32,070	8,806	324,744
Corporate	—	—	—	(51,697)	4,471	2,936	171,875
Discontinued operations	—	—	—	—	—	166	1,763
	$ 2,275,201	$ (1,627)	$ 2,273,574	(321,316)	$ 48,539	$ 33,210	$ 874,844
Interest expense				33,800
				$ (355,116)

(1) Includes the following impairments for 2007:
•	$330.2 million for the carrying amount of certain customer relationships and goodwill at SelectBuild,
•	$6.7 million for the carrying amount of goodwill at BMC West and
•	$0.2 million for the carrying amount of certain equipment at SelectBuild.

(2) Property and equipment from acquisitions are included as capital expenditures.

16. Quarterly Results of Operations

Operating results by quarter for 2008 and 2007 were as follows (thousands, except per share data):

	First	Second	Third	Fourth
2008
Sales	$354,746	$—	$—	$—
		—	—	—
Loss from continuing operations	$(34,010)	$—	$—	$—
Income from discontinued operations (1)	$149	$—	$—	$—
Net loss	$(33,861)	$—	$—	$—

Net (loss) income per share:
Continuing operations	$(1.17)	$—	$—	$—
Discontinued operations	—	—	—	—
Diluted	$(1.17)	$—	$—	$—

Common share prices:
High	$7	$—	$—	$—
Low	$4	$—	$—	$—

Cash dividends declared per share	$—	$—	$—	$—

2007
Sales	$559,383	$681,687	$614,946	$417,558

(Loss) income from continuing operations	$(5,309)	$18,623	$1,310	$(340,464)(2)
Income from discontinued operations (3)	$343	$794	$2,858	$9,132
Net (loss) income	$(4,966)	$19,417	$4,168	$(331,332)

Net (loss) income per share:
Continuing operations	$(0.18)	$0.63	$0.04	$(11.75)
Discontinued operations	0.01	0.03	0.10	0.31
Diluted	$(0.17)	$0.66	$0.14	$(11.44)

Common share prices:
High	$25	$18	$15	$12
Low	$18	$13	$11	$5

Cash dividends declared per share	$0.10	$0.10	$0.10	$0.10

(1)	Includes framing services in Virginia discontinued in March 2008.

(2)     Includes the following impairments for 2007:
•	$330.2 million for the carrying amount of certain customer relationships and goodwill at SelectBuild,
•	$6.7 million for the carrying amount of goodwill at BMC West and
•	$0.2 million for the carrying amount of certain equipment at SelectBuild.

(3)	Includes discontinued operations from three Western Colorado building materials distribution businesses sold in September 2007 and framing services in Virginia discontinued in March 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Business

We are one of the largest providers of residential building products and construction services in the United States, with a focus in the western and southern states. According to the National Association of Home Builders as measured by building permit activity, we provide building products and construction services in 13 of the top 25 single-family construction markets. We provide building products and construction services through our two subsidiaries, BMC West and SelectBuild. BMC West markets and sells building products, manufactures building components and provides construction services to professional builders and contractors through a network of 41 distribution facilities and 56 manufacturing facilities. SelectBuild provides integrated construction services to single-family production homebuilders in key growth markets as well as construction services to commercial and multi-family builders. We have increasingly focused on integrating construction services and manufactured building components to our customers.

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

Business Environment and Executive Overview

The homebuilding industry continues to show signs of contraction. Builders are curbing production to restore equilibrium to the market, while weak buyer demand and an excess inventory of new homes are contributing to falling home prices. According to the U.S. Census Bureau, single-family building permits in March 2008 dropped to an annual rate of 0.6 million units, the lowest level in 26 years. Economic uncertainties, deteriorating consumer confidence and stricter mortgage lending standards are also delaying stabilization of the homebuilding industry.

In our markets, the existing industry and macroeconomic conditions have challenged us to align our business consistent with current revenue trends. In February 2008, we initiated changes to our organization by appointing a chief operating officer to assume responsibility for the operations of our BMC West and SelectBuild business segments. At SelectBuild, we are reviewing our facility needs and streamlining operations and have initiated the centralization and integration of administrative functions. On a company-wide basis, we have reduced the number of employees by 40% in the first quarter of 2008 compared to the same period a year ago. We continue to pursue opportunities to reduce costs and improve operating efficiencies. We expect market conditions to remain difficult in the near future and apply further pressure on our operating results.

The following tables and subsequent discussions should be read in conjunction with the consolidated financial statements and the related notes in this Form 10-Q and our most recent Annual Report on Form 10-K. The discussion of our consolidated financial results is followed by a more detailed review of our business segments.

RESULTS OF OPERATIONS

2008 COMPARED TO 2007

The following table sets forth the amounts and percentage relationship to sales of certain costs, expenses and income items (millions, except per share data):

	Three Months Ended March 31
	2008		2007
Sales
Building products	$180	50.7%	$242	43.3%
Construction services	175	49.3	317	56.7
Total sales	355	100.0	559	100.0

Costs and operating expenses
Cost of goods sold
Building products	131	72.8	175	72.3
Construction services	162	92.6	274	86.4
Selling, general and administrative expenses	87	24.5	112	20.0
Other income, net	(4)	(1.1)	(2)	(0.3)
Total costs and operating expenses	376	(105.9)	559	100.0

(Loss) income from operations	(21)	(5.9)	—	—

Interest expense	11	3.1	8	1.4

Loss from continuing operations before income taxes and minority interests	(32)	(9.0)	(8)	(1.4)

Income tax (expense) benefit	(2)	(0.6)	3	0.5
Minority interests (loss) income	—	—	—	—
Loss from continuing operations	(34)	(9.6)	(5)	(0.9)

(Loss) income from discontinued operations prior to sale	(1)	—	—	—
Income tax benefit (expense)	1	—	—	—
Income from discontinued operations	—	—	—	—

Net loss	$(34)	(9.6)%	$(5)	(0.9)%

Net (loss) income per share:
Continuing operations	$(1.17)		$(0.18)
Discontinued operations	—		0.01
Diluted	$(1.17)		$(0.17)

Consolidated Financial Results
Selected financial results were as follows (millions):

Sales and (Loss) Income from Operations

	2008	2007	% Change
Sales
Building products	$180	$242	(26)%
Construction services	175	317	(45)%
	$355	$559	(37)%

(Loss) income from operations	$(21)	$—	n/m

Sales decreased 37% to $355 million from $559 million in the same period a year ago. Sales for construction services were particularly lower as the homebuilding industry continued to experience weak demand in the context of turmoil in the credit markets, economic uncertainty and an excess inventory of unsold homes. According to the U.S. Census Bureau, single-family permits in our markets were down 48% whereas the U.S. overall was down 41% relative to the same period a year ago.

Loss from operations was $21 million compared to income slightly above breakeven in the same period a year ago. The loss from operations was due to lower sales and partially offset by decreases in selling, general and administrative expenses.

•	Gross margins declined to 17.5% of sales from 19.7% in the same period a year ago. Competitive bidding for contracts resulted in lower construction services margins of 7.4% compared to 13.7%.

•	Selling, general and administrative expenses decreased 22% or $25 million from the same period a year ago. These expenses were lower due to:

▪	a 20% reduction in employees and related expenses and
▪	incentive compensation based on operating performance.

As a percent of sales, selling, general and administrative expenses increased 4.5% to 24.5%. These expenses were higher as a result of reduced leverage from lower sales volume and the relatively fixed nature of certain of these expenses.

Interest Expense
Interest expense of $11 million increased 38% or $3 million from the same quarter a year ago. The increase was principally due to the recognition of $2.4 million of unamortized deferred loan costs in connection with the amendment of our credit facility in February 2008. Under the terms of the amended credit facility, interest rates for the revolver and term note increased to LIBOR plus 4.50% or Prime plus 2.50%. Rates also increased for the unused portion of the revolver and letters of credit. We also incurred approximately $5 million of fees in connection with the amendment and these costs will be amortized over the remaining term of our credit facility.

Income Taxes
Income tax expense for continuing operations was $2 million compared to an income tax benefit of $3 million in the same period a year ago. The significant change in our effective tax rate for continuing operations was the result of uncertainty of the realizability of deferred tax assets.

A significant income tax benefit was recognized for discontinued operations as closure of these operations resulted in realization of the tax benefit of the discontinued operation’s impairment recognized in prior periods as well as a tax benefit for the taxable loss from operations.

Discontinued Operations
In March 2008, SelectBuild discontinued framing services in Virginia. This business unit was previously reported as a component of SelectBuild and represented approximately 1% of sales.

Business Segments

Sales and (loss) income from operations by business segment were as follows (millions):

	2008		2007
	Sales	(Loss) Income from Operations	Sales	(Loss) Income from Operations
BMC West	$211	$2	$279	$10
SelectBuild	144	(17)	280	3
Corporate	—	(6)	—	(13)
	$355	$(21)	$559	—

BMC West
Selected financial results were as follows (millions):

	2008	2007	% Change
Sales	$211	$279	(24)%

Income from operations	$2	$10	(80)%

Sales decreased 24% to $211 million from $279 million in the same period a year ago. Consistent with national trends in the construction industry, sales were down across all our regions. Although sales were lower, they outpaced a 41% decline in single-family permits in our markets and were particularly strong in Texas.

Income from operations decreased 80% to $2 million from $10 million. The decline was attributable to lower sales volume partially offset by lower selling, general and administrative expenses.

•	Gross margins were 25.8% of sales and consistent with the same period a year ago.

•
Selling, general and administrative expenses decreased 10% or $6 million. These expenses decreased due to reductions in employees and related expenses as well as delivery and handling. Due to lower sales, these expenses as a percent of sales increased to 26.7% from 22.3% in the same period a year ago.

•	Income from operations benefited from an increase in Other income of $2.7 million for the sale of a building materials distribution facility in Boulder, Colorado.

SelectBuild
Selected financial results were as follows (millions):

	2008	2007	% Change
Sales	$144	$280	(49)%

(Loss) income from operations	$(17)	$3	n/m

Sales decreased 49% to $144 million from $280 million in the same period a year ago. A sharp curtailment in demand for new home construction was pervasive across all our markets as single-family permits declined 55%. In particular, production and regional builders substantially reduced new home construction in larger metropolitan markets such as those in our Southwest and Pacific regions.

Loss from operations was $17 million compared to income of $3 million. Lower sales volume and gross margins led to a loss from continuing operations.

•
Gross margins were 5.3% of sales compared to 13.2% in the same period a year ago. With a limited number of contracts available for bidding, gross margins have been under substantial competitive pressure.

•	Selling, general and administrative expenses declined 25% or $9 million. These expenses were lower due to reductions in:

▪	the number of employees and related expenses and
▪	incentive compensation based on operating performance.

These expenses were leveraged against lower sales and were 17.9% of sales compared to 12.3% in the same period a year ago.

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

Selected financial results are as follows (millions):

	2008	2007	% Change
Operating expenses	$6	$13	(54)%

Corporate expenses decreased 54% to $6 million from $13 million a year ago. Corporate expenses were 1.7% of sales compared to 2.3% in the same period a year ago. These expenses were lower due to:

•	reductions in the number of employees and related expenses and
•	incentive compensation based on operating performance.

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

For the period ended March 31, 2008, cash was used for capital expenditures, financing costs and payments on the term note. The sections that follow discuss in more detail our operating, investing and financing activities as well as our financing arrangements.

Operations
Operating activities provided $8 million of cash compared to $38 million cash used in the same period a year ago. Net loss adjusted for non-cash items decreased $21 million due to the continued contraction of home construction. Our working capital requirements were $64 million less than the same period a year ago. Reductions in working capital requirements provided $23 million of cash whereas working capital required $41 million in the same period a year ago. Working capital turnover declined and our cash conversion cycle extended from the same period a year ago as days sales outstanding increased, inventory turns slowed, however days payable outstanding increased.

Capital Investment and Acquisitions
Cash used in investing activities was $11 million or $58 million less than $69 million in the same period a year ago. Cash used for investing activities reflected a $59 million reduction in acquisition expenditures. An initial installment of $2 million was paid for an $8 million purchase of a remaining minority interest in a framing services operation. Cash provided of $5 million was principally from the sale of a building materials distribution facility in Boulder, Colorado. Cash used for investing activities also included capital expenditures of $7 million or $1 million less than the same period a year ago. Capital expenditures were principally for relocation and expansion of materials distribution and component manufacturing facilities. Cash of $4 million net was used to purchase marketable securities pursuant to the statutory funding requirements of our captive insurance subsidiary.

Financing
Cash used by financing activities was $17 million compared to $61 million provided by financing activities in the same period a year ago. Payments for capital expenditures, financing costs for the amended credit facility and payments of the term note were funded by existing cash as well as cash from operations and proceeds from dispositions. No additional borrowings were required.

Financing Arrangements
Our debt structure consists of a revolver, term note and other borrowings.

Revolver
In February 2008, we entered into an amended $200 million revolver with a group of lenders. The revolver matures in November 2011. The revolver consists of both LIBOR and Prime based borrowings. The variable interest rate for the revolver is LIBOR plus 4.50% or Prime plus 2.50%. Additionally, a commitment fee for the unused portion is 0.50%. Interest is paid quarterly. As of March 31, 2008, no amount was outstanding under the revolver.

The effective interest rate is based on interest rates for the period as well as the commitment fee for the unused portion of the revolver.

Letters of credit outstanding that guaranteed performance or payment to third parties were $106.7 million as of March 31, 2008 and December 31, 2007. These letters of credit reduce borrowing availability under the revolver. Borrowings under the revolver are limited to the lesser of:

•	$100 million or
•	a borrowing base calculated on 50% of certain accounts receivable less 50% of outstanding surety bonds.

Surety performance bonds guarantee performance to customers and vendors. As of March 31, 2008, approximately $86 million was available under the revolver.

Term Note
In February 2008, we entered into an amended $350 million term note with a group of lenders. The term note matures in November 2011 and is payable in:

•	quarterly installments of $0.9 million,
•	any net proceeds of more than $1 million resulting from dispositions and
•	remaining principal due in November 2011.

The variable interest rate for the term note is LIBOR plus 4.50% or Prime plus 2.50%. Interest is paid quarterly. As of March 31, 2008, $342.1 million was outstanding under this term note.

Other
Other long-term debt consists of term notes, equipment notes and capital leases for equipment. Interest rates vary and dates of maturity are through March 2021. As of March 31, 2008, other long-term debt was $3.3 million.

Covenants and Maturities
The amended credit facility requires quarterly compliance with financial covenants including minimum net worth, minimum interest coverage ratio and minimum earnings before interest, taxes, depreciation and amortization. At March 31, 2008, we were in compliance with these covenants and conditions.

We expect to be in compliance with these covenants in the future. Reduced operating performance, organizational changes and other expenses as well as significant economic uncertainties may result in failure to comply with the financial covenants of our credit facility and adversely affect our ability to finance operations or capital needs and could create a default and cause all amounts borrowed to become due and payable immediately. We continue to closely monitor these financing arrangements as well as evaluate other financing options.

The amended credit facility restricts our ability to incur additional indebtedness, pay dividends, repurchase shares, enter into mergers or acquisitions, use proceeds from equity offerings, make capital expenditures and sell assets. The amended credit facility is secured by all assets of our wholly-owned subsidiaries, except the assets of our captive insurance subsidiary.

In connection with the amendment, 60% or $2.4 million of unamortized deferred loan costs related to the revolver were recognized as interest expense in the first quarter of 2008. We also incurred approximately $4.9 million of fees in connection with the amendment and these costs will be amortized over the remaining term of our credit facility.

Scheduled maturities of long-term debt are as follows (thousands):

2008	$3,630
2009	4,246
2010	3,969
2011	332,687
2012	80
Thereafter	747
$345,359

Hedging Activities
Derivative and hedging activities are recorded on the balance sheet at their fair values. In November 2006, we entered into interest rate swap contracts that effectively convert $200 million of variable rate borrowings to a fixed interest rate of 9.6% through November 2012, thus reducing the impact of increases in interest rates on future interest expense. Approximately 58% of the outstanding variable rate borrowings have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. After giving effect to the interest rate swap contracts, total borrowings were 59% fixed and 41% variable.

The fair value of derivative instruments is based on pricing models using current market rates. The fair value of the interest rate swap contracts was a long-term liability of $17.0 million and no corresponding deferred tax asset as of March 31, 2008. The effective portion was recorded in Accumulated other comprehensive loss, net, a separate component of shareholders’ equity, and is subsequently reclassified into earnings in the same financial statement line item, interest expense, in the same period during which the hedged transaction is recognized in earnings. A corresponding deferred tax asset for the fair value of the interest rate swap liability was not recorded as there may be an inability to utilize this deferred tax asset. The ineffective portion, if any, of the change in the value of the interest rate swap contracts is immediately recognized as a component of interest expense. Management may choose not to swap variable rates to fixed rates or may terminate a previously executed swap if the variable rate positions are more beneficial.

Equity

Repurchase Program
In March 2007, our Board of Directors authorized the repurchase of up to $25 million of our common shares through March 2008. No common shares were repurchased in the period ended March 2008. The repurchase program expired March 2008.

Our credit facility amended in February 2008 prohibits the repurchase of our common shares. The determination of future share repurchases will depend on many factors, including credit facility restrictions, financial position, results of operations and cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships often referred to as structured finance or special purpose entities which might be established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2008, we are not involved in any transactions with unconsolidated entities.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Accelerated repayment of our revolver and term note may occur if certain financial conditions or warranties and representations are not met. The credit facility consists of the revolver and term note. The credit facility is collateralized by all tangible and intangible property, except assets of our captive insurance subsidiary. Financial covenants under the credit facility require the maintenance of a minimum net worth, a minimum interest coverage ratio and minimum earnings before interest, taxes, depreciation and amortization. Lack of compliance with these covenants may accelerate the related scheduled maturities.

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

At March 31, 2008, the reserve for these estimated losses was less than $0.1 million for BMC West and $0.2 million for SelectBuild. These reserves are established by assessing estimated costs to complete, change orders and claims. Assumptions for estimated costs to complete include material prices, labor costs, labor productivity and contract claims. Such estimates are inherently uncertain and therefore it is possible that actual completion costs may vary from these estimates. We have a history of making reasonable estimates of the extent of progress towards completion, contract revenue and contract completion costs. However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.

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

At March 31, 2008, goodwill was $14.2 million for BMC West. The impairment assessment includes determining the estimated fair value of reporting units based on discounting the future operating cash flows using a discount rate reflecting our estimated average cost of funds. Future operating cash flows are derived from our annual plan and forecast information, which includes assumptions of future volumes, pricing of commodity products and labor costs. Prices for commodity products are inherently volatile. Due to the variables associated with prices of commodity products and the effects of changes in circumstances, both the precision and reliability of the estimates of future operating cash flows are subject to uncertainty. As additional information becomes known, we may change our estimates.

•	Insurance Deductible Reserves
The estimated cost of automobile liability, general liability and workers’ compensation claims is determined by actuarial methods. Claims in excess of insurance deductibles are insured with third-party insurance carriers. Insurance deductible reserves for claims are recognized based on the estimated costs of these claims as limited by deductibles of the applicable insurance policies. Revisions to insurance deductible reserves for estimated claims are recognized in the period such revisions are known.

At March 31, 2008, the reserve for automobile, general liability and workers’ compensation claims was $52.6 million. The actuarial assessment includes determining the estimated cost of claims. The reserve for these claims is susceptible to change based on the estimated cost of the claims. Actual loss experience may differ substantially from the actuarial assumptions. Future reserves are subject to the nature and frequency of claims, medical cost inflation and changes in the insurance deductibles of the applicable insurance policies.

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

At March 31, 2008, the reserve for warranties was $6.5 million. Specific terms and conditions for warranties vary from one year to ten years and are based on geographic market and state regulations. The reserve for these claims is susceptible to change based on the estimated cost of the claim. We have a history of making reasonable estimates of warranties. However, due to uncertainties inherent in the estimation process, it is possible that actual warranty costs may vary from estimates. Revisions of estimated warranties are recognized in the period such revisions are known.

•	Share-based Compensation
Our estimates of the fair values of our share-based payment transactions are based on the modified Black-Scholes-Merton model. In order to meet the fair value measurement objective, we are required to develop estimates regarding expected exercise patterns, share price volatility, forfeiture rates, risk-free interest rate and dividend yield. These assumptions are based principally on historical experience. When circumstances indicate the availability of new or different information that would be useful in estimating these assumptions, revisions are recognized in the periods such revisions are known. Due to uncertainties inherent in these assumptions, it is possible that actual share-based compensation may vary from this estimate.

RECENT ACCOUNTING PRINCIPLES

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities. This accounting principle enhances disclosure for derivative instruments and hedging activities and their effects on consolidated financial position, results of operations and cash flows. Specifically, enhanced disclosures will include objectives and strategies for using derivatives, including underlying risk and accounting designation, as well as fair values, gains and losses. This accounting principle will be adopted during 2008 and will not have an impact on consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations. This accounting principle requires that acquisition accounting (purchase accounting) be applied to all business combinations in which control is obtained regardless of consideration and for an acquirer to be identified for each business combination. Additionally, this accounting principle requires acquisition-related costs and restructuring costs at the date of acquisition to be expensed rather than allocated to the assets acquired and the liabilities assumed; minority interests, including goodwill, to be recorded at fair value at the acquisition date; recognition of the fair value of assets and liabilities arising from contractual contingencies and contingent consideration (payments conditioned on the outcome of future events) at the acquisition date; recognition of bargain purchase (acquisition-date fair value exceeds consideration plus any noncontrolling interest) as a gain; and recognition of changes in deferred taxes. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively. Earlier adoption is prohibited. Adoption is not expected to have an impact on consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements. This accounting principle eliminates noncomparable accounting for minority interests. Specifically, minority interests are presented as a component of shareholders’ equity; consolidated net income includes amounts attributable to both the parent and minority interest and is disclosed on the face of the income statement; changes in the ownership interest are accounted for as equity transactions if ownership remains controlling; purchase accounting for acquisitions of noncontrolling interests and acquisitions of additional interests is eliminated; and deconsolidated controlling interests are recognized based on fair value consistent with Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively, however presentation and disclosure will be adopted retrospectively for all periods presented. Earlier adoption is prohibited. Adoption is not expected to have an impact on consolidated financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Inventory Price Risk
Prices of commodity wood products, which are subject to significant volatility, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We do not use derivative financial instruments to hedge commodity wood product prices.

Interest Rate Risk
Changes in interest expense occur when market interest rates change. Changes in the amount of debt could also increase interest rate risks. We use interest rate swap contracts to hedge interest rate risks. Approximately 58% of the outstanding variable rate borrowings have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. After giving effect to the interest rate swap contracts, total borrowings are 59% fixed and 41% variable. Based on debt outstanding as of March 31, 2008, a 0.25% increase in interest rates would result in approximately $0.4 million of additional interest expense annually.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. This evaluation was conducted to determine whether the disclosure controls and procedures are effective and timely in bringing material information to the attention of senior management and are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with generally accepted accounting principles. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

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
The residential building products and construction services industry is highly dependent on demand for single-family homes, which is influenced by several factors. These factors include economic changes nationally and locally, mortgage and other interest rates, consumer confidence, job formation, demographic trends, inflation, building permit activity and availability of credit as well as other factors. The construction of new homes may experience decline due to excess unsold home inventory levels, lack of availability of credit, the unavailability and unaffordability of land in attractive metropolitan areas, shortages of qualified tradespeople, shortages of materials and regulations that impose restrictive zoning and density requirements. Also, changes to housing patterns may occur, such as an increase in consumer demand for urban living rather than single-family suburban neighborhoods. All of these factors could limit demand for home construction and may adversely impact our financial condition, results of operations or cash flows.

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

While economic and regulatory changes seek to reduce excess unsold home inventory, stabilize housing affordability and eliminate overly negative perceptions of the future of the housing market, we may experience losses of and changes in customers. Our 5 largest customers represent 3% of sales for BMC West and 35% of sales for SelectBuild or 16% of consolidated sales. Additionally, diversification of our sales to more products and services for multi-family and light commercial projects may result in changes in our customer mix. The loss of one or more of our significant customers and changes in customer mix may adversely affect our financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2007, our Board of Directors authorized the repurchase of up to $25 million of our common shares through March 2008. No common shares were repurchased in the period ended March 31, 2008. The repurchase program expired March 2008.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on May 6, 2008. A total of 29,381,760 common shares were outstanding at the date of record and entitled to vote at the meeting. Of the total outstanding, 25,174,833 shares were represented at the meeting, while 4,206,927 were not voted.

Election of Board of Directors
In accordance with Delaware corporate law and our bylaws, directors are elected by a plurality of the votes, with the nominees receiving the highest number of affirmative votes being elected as directors. As there were no votes cast for other candidates, each of the nominees below were elected as directors with terms expiring in May 2009.

	For	Withheld
Robert E. Mellor	22,111,446	3,063,387
Sara L. Beckman	22,143,078	3,031,755
James K. Jennings, Jr.	22,149,511	3,025,322
Norman J. Metcalfe	22,158,058	3,016,775
David M. Moffett	22,156,502	3,018,331
R. Scott Morrison, Jr.	22,143,628	3,031,205
Peter S. O’Neill	22,139,095	3,035,738
Richard G. Reiten	22,166,545	3,008,288
Norman R. Walker	22,153,011	3,021,822

2008 Stock Incentive Plan
Employees and non-employee directors are eligible to receive awards at the discretion of the Compensation Committee. Options, appreciation rights, restricted shares, other share-based awards and non-discretionary awards may be granted under this plan. A total of 2.0 million shares were reserved for issuance under the plan. This plan represents approximately 6.2% of outstanding shares, including unexercised option awards and unvested restricted share awards.

Unissued shares remaining under other share award plans will not be issued. In addition, outstanding options will not be amended and new awards will not be made as substitutes for outstanding options. Awards will not be made at grant prices below the fair market value on the date of grant. The 2.0 million shares are expected to be sufficient for incentive awards for the next 2 years.

Our shareholders approved the 2008 Stock Incentive Plan and votes were cast as follows:

For	Withheld	Abstain	Not Voted
10,428,254	3,380,120	112,825	11,253,634

Amended and Restated Employee Stock Purchase Plan
The plan permits eligible employees to purchase common shares through payroll deductions of up to 10% of an employee’s compensation limited to $25,000 each year. The purchase price of the shares is established by the Compensation Committee and may range from 95% to 85% of the market price on January 31, April 30, July 31 and October 31. A total of 2.0 million shares were reserved for purchase under the plan. As approximately 400,000 shares were previously issued, a total of 1.6 million shares are available for purchase. This plan represents approximately 4.9% of outstanding shares, including unexercised option awards and unvested restricted share awards.

Our shareholders approved the Amended and Restated Employee Stock Purchase Plan and votes were cast as follows:

For	Withheld	Abstain	Not Voted
11,063,205	2,780,860	77,134	11,253,634

Ratification of Independent Registered Public Accountants
Our shareholders ratified the selection of KPMG LLP as our independent registered public accountants at the annual meeting and votes were cast as follows:

For	Withheld	Abstain	Not Voted
22,875,750	2,178,008	121,075	0

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

	Number	Description

	10.40	Building Materials Holding Corporation 2008 Annual Incentive Program for Certain Employees of BMHC

	10.70	Change in Control Severance Plan for Certain Executive Officers, Senior Management and Key Employees of the Company and its Subsidiaries Effective May 1, 2008

	10.95	Management Retention Unit Agreement by and Between Robert E. Mellor and Building Materials Holding Corporation as of February 19, 2008

	10.96	Management Retention Unit Agreement by and Between Stanley M. Wilson and Building Materials Holding Corporation as of February 19, 2008

	10.97	Management Retention Unit Agreement by and Between Paul S. Street and Building Materials Holding Corporation as of February 19, 2008

	10.98	Management Retention Unit Agreement by and Between Michael D. Mahre and Building Materials Holding Corporation as of February 19, 2008

	11.0	Statement regarding computation of earnings per share (see Note 4 to Consolidated Financial Statements)

	31.1	Section 302 Certification

	31.2	Section 302 Certification

	32.0	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDING MATERIALS HOLDING CORPORATION
Date: May 12, 2008	/s/ Robert E. Mellor
Robert E. Mellor Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: May 12, 2008	/s/ William M. Smartt
William M. Smartt Senior Vice President and Chief Financial Officer (Principal Financial Officer)