Form 10-Q
period 2008-06-30
BUILDING MATERIALS HOLDING CORP
filed 2008-08-14
CIK 1046356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock as of August 13, 2008 was 29,457,917.

BUILDING MATERIALS HOLDING CORPORATION

FORM 10-Q

For the Period Ended June 30, 2008

Item 1. Financial Statements

Building Materials Holding Corporation
Consolidated Statements of Operations
(thousands, except per share data)
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30		Year Ended December 31
	2008	2007	2008	2007	2007
Sales
Building products	$198,309	$278,978	$377,873	$519,726	$997,035
Construction services	186,311	377,022	349,695	662,448	1,182,038
Total sales	384,620	656,000	727,568	1,182,174	2,179,073

Costs and operating expenses
Cost of goods sold
Building products	145,814	202,588	276,497	376,802	722,786
Construction services	166,491	320,548	317,286	567,991	1,027,796
Impairment of assets	8,469	—	8,469	—	272,152
Selling, general and administrative expenses	98,693	107,199	182,949	214,794	422,694
Other income, net	(2,286)	(10,201)	(6,716)	(12,042)	(9,971)
Total costs and operating expenses	417,181	620,134	778,485	1,147,545	2,435,457

(Loss) income from operations	(32,561)	35,866	(50,917)	34,629	(256,384)

Interest expense	9,246	9,501	20,884	17,719	33,800

(Loss) income from continuing operations before income taxes and minority interests	(41,807)	26,365	(71,801)	16,910	(290,184)

Income tax benefit (expense)	457	(8,325)	(3,392)	(4,783)	25,670
Minority interests loss (income)	24	(156)	63	(641)	(1,253)
(Loss) income from continuing operations	(41,326)	17,884	(75,130)	11,486	(265,767)

(Loss) income from discontinued operations prior to sale	(2,195)	2,471	(5,708)	4,778	2,937
Impairment of assets	6,212	—	6,212	—	64,922
Gain on sale of discontinued operations	—	—	—	—	20,029
Income tax benefit (expense)	17,792	(938)	21,248	(1,813)	(4,990)
Income (loss) from discontinued operations	9,385	1,533	9,328	2,965	(46,946)

Net (loss) income	$(31,941)	$19,417	$(65,802)	$14,451	$(312,713)

Net (loss) income per share:
Continuing operations	$(1.42)	$0.62	$(2.59)	$0.40	$ (9.23)
Discontinued operations	0.32	0.05	0.32	0.10	(1.63)
Basic	$(1.10)	$0.67	$(2.27)	$0.50	$(10.86)

Continuing operations	$(1.42)	$0.61	$(2.59)	$0.39	$ (9.23)
Discontinued operations	0.32	0.05	0.32	0.10	(1.63)
Diluted	$(1.10)	$0.66	$(2.27)	$0.49	$(10.86)

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Balance Sheets
(thousands)
(unaudited)

	June 30	December 31		June 30	December 31
	2008	2007		2008	2007
Assets			Liabilities, Minority Interests and Shareholders’ Equity
Cash and cash equivalents	$56,192	$60,587
Marketable securities	787	1,872
Receivables, net of allowances			Accounts payable	$68,289	$74,025
of $8,652 and $4,656	195,346	200,995	Accrued compensation	28,224	31,537
Inventory	104,307	115,524	Insurance deductible reserves	23,082	27,189
Unbilled receivables	34,793	39,189	Other accrued liabilities	42,431	28,989
Income tax receivable	49,894	9,812	Billings in excess of costs and estimated
Deferred income taxes	—	11,470	earnings	29,119	20,977
Prepaid expenses and other	8,200	8,973	Current portion of long-term debt	379,991	4,923
Assets of discontinued operations	16,492	10,492	Liabilities of discontinued operations	7,854	8,533
Current assets	466,011	458,914	Current liabilities	578,990	196,173

Property and equipment			Insurance deductible reserves	25,439	27,898
Land	40,711	60,052	Long-term debt	1,246	343,937
Buildings and improvements	129,596	135,009	Other long-term liabilities	40,575	44,503
Equipment	178,182	185,958
Construction in progress	19,855	16,134	Minority interests	—	8,591
Accumulated depreciation	(158,732)	(155,083)
Assets held for sale	23,968	—	Commitments and contingent liabilities	—	—
Marketable securities	38,882	40,039
Deferred income taxes	—	11,269	Shareholders’ equity
Deferred loan costs	6,087	4,358	Common shares, $0.001 par value:
Other long-term assets	27,821	30,956	authorized 50 million shares; issued and
Other intangibles, net	47,320	58,310	outstanding 29.5 and 29.2 million shares	29	29
Goodwill	13,886	14,196	Additional paid-in capital	166,642	164,043
Assets of discontinued operations	—	14,732	Deferred compensation common shares obligation	1,309	1,427
	$833,587	$874,844	Deferred compensation common shares	(1,309)	(1,427)
			Retained earnings	28,680	94,482
			Accumulated other comprehensive loss, net	(8,014)	(4,812)
			Shareholders’ equity	187,337	253,742
				$833,587	$874,844

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Shareholders’ Equity
(thousands)
(unaudited)

	Six Months Ended June 30		Year Ended December 31
	2008	2007	2007
Common shares - beginning balance	$29	$29	$29
Shares issued from Incentive and Performance Plans	—	—	—
Common Shares	$29	$29	$29

Additional paid-in capital - beginning balance	$164,043	$154,405	$154,405
Shares issued from Incentive and Performance Plans
Options exercised - Management	9	163	203
(Taxes) tax benefit for share options exercised	(69)	94	29
Restricted shares - Management	294	3,014	2,614
Unearned compensation	(294)	(3,014)	(2,614)
Tax benefit for dividends on restricted shares	—	—	63
Shares - Directors	402	405	405
Earned compensation
Options - Management	1,768	2,565	5,177
Restricted shares - Management	1,212	1,730	3,317
(Taxes) tax benefit for vested restricted shares	(723)	158	167
Shares issued from Employee Stock Purchase Plan	—	277	277
Additional paid-in capital	$166,642	$159,797	$164,043

Deferred compensation common shares obligation - beginning balance	$1,427	$1,200	$1,200
Shares purchased with deferred compensation	261	336	364
Shares purchased with dividends	11	18	38
Distributions	(390)	(22)	(175)
Deferred compensation common shares obligation	$1,309	$1,532	$1,427

Deferred compensation common shares - beginning balance	$(1,427)	$(1,200)	$(1,200)
Shares purchased with deferred compensation and dividends	(272)	(354)	(402)
Distributions	390	22	175
Deferred compensation common shares	$(1,309)	$(1,532)	$(1,427)

Retained earnings - beginning balance	$94,482	$418,927	$418,927
Net (loss) income	(65,802)	14,451	(312,713)
Cash dividends on common shares	—	(5,856)	(11,732)
Retained earnings	$28,680	$427,522	$94,482

Accumulated other comprehensive (loss) income, net - beginning balance	$(4,812)	$(732)	$(732)
Interest rate swap contracts:
Unrealized gain (loss)	446	3,691	(7,673)
(Taxes) tax benefit for unrealized gain (loss)	(3,266)	(1,393)	2,933
Marketable securities:
Unrealized (loss) gain	(579)	(177)	1,000
Tax benefit (taxes) for unrealized (loss) gain	197	60	(340)
Accumulated other comprehensive (loss) income, net	$(8,014)	$1,449	$(4,812)

Shareholders’ Equity	$187,337	$588,797	$253,742

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Comprehensive (Loss) Income
(thousands)
(unaudited)

	Six Months Ended June 30		Year Ended December 31
	2008	2007	2007

Net (loss) income	$(65,802)	$14,451	$(312,713)

Unrealized gain (loss) on interest rate swap contracts:
Unrealized gain (loss)	$446	$3,691	$(7,673)
(Taxes) tax benefit for unrealized gain (loss)	(3,266)	(1,393)	2,933
	$(2,820)	$2,298	$(4,740)
Unrealized (loss) gain on marketable securities:
Unrealized (loss) gain	$(579)	$(177)	$1,000
Tax benefit (taxes) for unrealized (loss) gain	197	60	(340)
	$(382)	$(117)	$660

Comprehensive (loss) income	$(69,004)	$16,632	$(316,793)

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Cash Flows
(thousands)
(unaudited)

	Six Months Ended June 30		Year Ended December 31
	2008	2007	2007
Operating Activities
Net (loss) income	$(65,802)	$14,451	$(312,713)
Items in net (loss) income not using (providing) cash:
Minority interests (loss) income, net	(63)	376	853
Depreciation and amortization	20,525	24,111	48,781
Deferred loan cost amortization	3,188	561	1,123
Impairment of assets	14,681	—	337,074
Share-based compensation	3,267	4,542	8,944
Gain on sale of discontinued operations	—	—	(20,029)
Gain on sale of assets, net	(4,778)	(8,700)	(8,789)
Realized (gain) loss on marketable securities	(419)	7	(408)
Deferred income taxes	19,671	2,485	(19,452)
Accrued loss for acquisition purchase obligation	—	—	5,500
Changes in assets and liabilities, net of effects of acquisitions and divestitures of business units:
Receivables, net	(363)	(49,128)	68,385
Inventory	11,049	(12,341)	24,599
Unbilled receivables	4,526	(28,664)	3,610
Income tax receivable	(40,082)	674	(7,304)
Prepaid expenses and other current assets	901	(183)	(454)
Accounts payable	4,047	27,746	(22,621)
Accrued compensation	(3,708)	(7,827)	(16,536)
Insurance deductible reserves	(5,202)	2,785	3,557
Other accrued liabilities	(3,689)	(6,032)	(13,033)
Billings in excess of costs and estimated earnings	7,984	8,211	(3,843)
Other long-term assets and liabilities	17,009	(9,254)	(12,560)
Other, net	(3,068)	(1,332)	2,595
Cash flows (used) provided by operating activities	(20,326)	(37,512)	67,279

Investing Activities
Purchases of property and equipment	(11,150)	(15,992)	(32,995)
Acquisitions and investments in businesses, net of cash acquired	(2,600)	(72,214)	(80,961)
Proceeds from dispositions of property and equipment	8,238	16,154	16,905
Proceeds from sale of discontinued operations	—	—	27,176
Purchase of marketable securities	(26,691)	(17,764)	(35,239)
Proceeds from sales of marketable securities	28,696	17,414	52,650
Other, net	(2,452)	(1,509)	(628)
Cash flows used by investing activities	(5,959)	(73,911)	(53,092)

Financing Activities
Net borrowings under revolver	39,000	87,000	—
Principal payments on term notes	(5,806)	(1,750)	(3,500)
Net payments on other notes	(988)	(4,108)	(4,505)
Decrease in book overdrafts	(1,678)	(1,182)	(7,609)
Proceeds from share options exercised	9	163	203
(Taxes) tax benefit for share-based compensation	(792)	253	259
Dividends paid	(2,938)	(5,832)	(11,709)
Deferred financing costs	(4,917)	—	—
Distributions to minority interests	—	(2,203)	(1,223)
Other, net	—	211	212
Cash flows provided (used) by financing activities	21,890	72,552	(27,872)

Decrease in Cash and Cash Equivalents	(4,395)	(38,871)	(13,685)

Cash and cash equivalents, beginning of period	60,587	74,272	74,272
Cash and cash equivalents, end of period	$56,192	$35,401	$60,587

Supplemental Disclosure of Cash Flow Information
Accrued but unpaid dividends	$—	$2,939	$2,938
Cash paid for interest	$17,667	$16,812	$32,827
Cash paid for income taxes	$952	$1,899	$7,233

Supplemental Schedule of Investing Activities
Fair value of assets acquired	$—	$9,805	$12,999
Liabilities of acquisitions (extinguished)	$(2,600)	$(1,271)	$(3,680)
Cash paid for acquisitions made this period	$2,600	$11,076	$16,679
Cash paid for acquisitions made in prior period	$—	$61,138	$64,282

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

These consolidated financial statements present separately the financial information for discontinued operations as follows:

•	concrete block masonry, concrete services and truss manufacturing in Florida (June 2008),
•	framing services in Virginia (March 2008) and
•	three building materials distribution businesses in Western Colorado (September 2007).

As a result of these transactions:

•	the operating results of these operations are presented separately from continuing operations within the caption of discontinued operations and
•	related assets and liabilities are separately classified in the consolidated balance sheet.

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
Financial Covenants
Liquidity is essential to our business. We fund working capital requirements and necessary capital expenditures with cash flow from operations and seasonal borrowings under our credit facility. Should we experience a substantial deterioration in operating performance, our ability to obtain funding from operations or our credit facility could be impacted.

Our credit facility requires quarterly compliance with financial covenants including minimum net worth and minimum earnings before interest, taxes, depreciation and amortization as well as annual compliance with minimum interest coverage ratio. Operating results, particularly net income, are a primary factor for these covenants and our ability to comply with these covenants depends on our operating performance. The significant and ongoing correction in single-family housing starts has negatively impacted our operating performance.

Due to lower than planned operating performance, as of June 2008 we were not in compliance with the financial covenants of our credit facility. Similarly due to operating losses and impairments, as of December 2007 we were not in compliance with these financial covenants. Temporary waivers for these financial covenants were obtained in August 2008 and February 2008. The August 2008 waiver agreement temporarily waives financial covenants until September 30, 2008 and limits borrowings under the revolver to $60 million. As of August 11, 2008, $29.2 million was outstanding under the revolver.

We are currently in negotiations with our lenders regarding a potential amendment to the terms of the credit facility. Negotiations include establishing financial covenants consistent with the current and foreseeable housing market conditions. There is no assurance these negotiations will result in an amendment acceptable to us and the lenders.

If the waiver period terminates without an amendment to these financial covenants, or if we fail to comply with existing or new covenants, we may be in default and the lenders may have the right to cause all amounts borrowed to become due and payable immediately. Reduced operating cash flow and revolver borrowing base limitations may adversely affect our ability to finance operations or capital needs.

Nature of Operations
Building Materials Holding Corporation (BMHC) provides building products and construction services to professional homebuilders and contractors in western and southern regions of the United States. We distribute building materials, manufacture building components (millwork, floor and roof trusses and wall panels) and provide construction services to professional builders and contractors through a network of 37 distribution facilities, 52 manufacturing facilities and 5 regional construction services facilities. According to the National Association of Home Builders and as measured by building permit activity, we provide building products and construction services in 10 of the top 25 single-family construction markets.

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

Property and Equipment
Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements that extend useful life. Certain costs of software are capitalized provided those costs are not research and development and certain other criteria are met. Capitalized interest was $0.6 million for the period ended June 30, 2008, $0.1 million for the period ended June 30, 2007 and $0.3 million for 2007. Expenditures for other maintenance and repairs are expensed as incurred. Gains and losses from sales and retirements are included in income as they occur. Depreciation is calculated using the straight-line method over the economic useful lives of the assets. The estimated useful lives of depreciable assets are generally:

•  ten to thirty years for buildings and improvements,
•  seven to ten years for machinery and fixtures,
•  three to ten years for handling and delivery equipment and
•  three to ten years for software development costs.

To improve financial returns, we periodically evaluate our investments in property and equipment. As a result, property and equipment may be consolidated, leased or sold. For continuing operations, we recognized a gain of $4.7 million for the period ended June 30, 2008, a gain of $8.4 million for the period ended June 30, 2007 and a gain of $8.4 million for 2007 from the sales of property and equipment.

Property Held for Sale
Property held for sale is measured at the lower of its carrying amount or fair value less costs to sell and is no longer depreciated. These assets are being actively marketed for sale at a price that is reasonable in relation to their carrying amounts and sale within one year is probable. Any gain or loss arising from the sale of these assets is included in Other income, net. Assets held for sale are as follows (thousands):

June 30
2008
Property and equipment
Land	$18,852
Buildings and improvements	4,801
Equipment	315
$23,968

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

Derivative Instruments and Hedging Activities
We are exposed to certain risks related to business operations some of which we may seek to manage with derivative instruments and hedging activities. The primary risk managed with derivative instruments is interest rate risk. Interest rate swap contracts are entered into to manage interest rate risk associated with variable-rate borrowings. These interest rate swap contracts are accounted for as cash flow hedges.

The fair value of derivative instruments is based on pricing models using current market rates. The fair value of interest rate swap contracts is recorded as an asset or liability and the effective portion of the gain or loss is recorded as a component of Accumulated other comprehensive(loss) income, net, a separate component of shareholders’ equity, and is subsequently reclassified into Interest expense as interest expense is recognized on the term note. The ineffective portion, if any, of the change in the value of the interest rate swap contracts is immediately recognized as a component of interest expense.

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

Shipping and Handling
Shipping and handling costs for manufactured building components and construction services are included as a component of cost of goods sold. Shipping and handling costs for building products are included as a component of selling, general and administrative expenses and were $29.6 million for the period ended June 30, 2008, $35.0 million for the period ended June 30, 2007 and $69.7 million for 2007.

Reclassifications
Certain reclassifications, none of which affected previously reported consolidated results of operations, cash flows or shareholders’ equity, have been made to amounts reported in prior periods to conform to the current period presentation.

Recent Accounting Principles
In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles. This accounting principle identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. This accounting principle was adopted June 2008 and had no impact on consolidated financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities. This accounting principle enhances disclosure for derivative instruments and hedging activities and their effects on consolidated financial position, results of operations and cash flows. Specifically, enhanced disclosures will include objectives and strategies for using derivatives, including underlying risk and accounting designation, as well as fair values, gains and losses. This accounting principle was adopted June 2008 and had no impact on consolidated financial position, results of operations or cash flows.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations. This accounting principle requires acquisition accounting (purchase accounting) be applied to all business combinations in which control is obtained regardless of consideration and for an acquirer to be identified for each business combination. Additionally, this accounting principle requires acquisition-related costs and restructuring costs at the date of acquisition to be expensed rather than allocated to the assets acquired and the liabilities assumed; minority interests, including goodwill, to be recorded at fair value at the acquisition date; recognition of the fair value of assets and liabilities arising from contractual contingencies and contingent consideration (payments conditioned on the outcome of future events) at the acquisition date; recognition of bargain purchase (acquisition-date fair value exceeds consideration plus any noncontrolling interest) as a gain; and recognition of changes in deferred taxes. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively. Earlier adoption is prohibited. Adoption is not expected to have an impact on consolidated financial position, results of operations or cash flows.

2.	Restructuring

In May 2008, we initiated a comprehensive analysis of our businesses operations to improve cash flow and profitability as well as rationalize our operations for the current conditions of the homebuilding industry. The plan places a priority on efficient use of capital and higher returns and focuses on closing and consolidating underperforming business units as well as improving business processes. As a result, by the fourth quarter of 2008 we expect to:
•	close 19 underperforming units,
•	consolidate 9 underperforming units with other business units and
•	consolidate administrative functions of information systems, reporting, accounts payable and human resources.

Our restructuring plans do not include formal severance plans for employees affected by the closures and consolidations of underperforming business units or enhancements to administrative functions.

As of June 30, 2008, the estimated charges expected to be incurred and recognized in (loss) from continuing operations were as follows (thousands):

	Estimated Charges	Recognized Six Months Ended June 30 2008	Total Remaining
Impairment of assets	$1,958	$1,958	$—
Operating lease obligations	4,148	4,148	—
	$6,106	$6,106	$—

Impairments of assets were determined based on available market data and are recognized in Impairment of assets. Operating lease obligations represent the present value of contractual rental payments offset by estimated sublease income and are recognized in Selling, general and administrative expenses.

Activity related to restructuring plans for the period ended June 30, 2008 was as follows (thousands):

	Recognized Six Months Ended June 30 2008	Cash Payments	Non-cash Charges	Reserve Balance at June 30 2008
Impairment of assets	$1,958	$—	$1,958	$—
Operating lease obligations	4,148	—	—	4,148
	$6,106	$—	$1,958	$4,148

Due to uncertainties in the markets of certain business units and inherent in the estimation process, it is possible the actual costs of restructuring may vary from estimates. Revisions of these costs are recognized in the period such revisions are known.

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

As a result of our ongoing evaluations of underperforming business units, property and equipment, intangibles and goodwill specific to these business units were identified as impaired. The following impairments were recognized in (loss) from continuing operations for the second quarter of 2008:

•	$6.2 million for certain customer relationships and covenants not to compete,
•	$1.3 million for leasehold improvements,
•	$0.7 million for certain property and equipment held for sale and
•	$0.3 million for goodwill.

During the later portion of the fourth quarter of 2007, the leading sources of economic and housing data forecasted sharper reductions in housing starts. The rapid deterioration in housing forecasts and our operating performance resulted in significant revisions of our operating expectations underpinning the assumptions of recoverability of the carrying amount of customer relationships and goodwill. Additionally, our enterprise value reflected a significant reduction as investors considered negative perceptions of the future of the housing market and depressed the share values of housing related companies. For impairment testing, the fair values were determined based on estimates of enterprise value as well as the present value of estimated future operating cash flows. As a result, we determined the carrying amount of certain customer relationships and goodwill exceeded their respective estimated fair values and recognized the following impairments in (loss) from continuing operations for the fourth quarter of 2007:

•	$30.0 million for certain customer relationships,
•	$242.0 million for goodwill and
•	$0.2 million for certain equipment.

Continued deterioration in our markets could result in additional impairments of the carrying amount of intangibles and goodwill.

4. Discontinued Operations

The results of operations and financial position of discontinued operations are separately reported for all periods presented as a result of the following transactions:

•	In June 2008, we discontinued concrete block masonry, concrete services and truss manufacturing in Florida. These business units represented approximately 6% of sales.

•	In March 2008, we discontinued framing services in Virginia. This business unit represented less than 1% of sales.

•
In September 2007, we sold three building materials distribution businesses in Western Colorado. The businesses were sold for $11.4 million consisting of $9.6 million cash and a $1.8 million note receivable and resulted in recognition of an initial gain of $3.7 million. In December 2007, the remaining real estate for one of these operations was sold for $17.6 million cash and resulted in recognition of a gain of $16.3 million. These business units represented approximately 1% of sales.

Assets, liabilities, sales and income for these operations are separately reported from continuing operations and were as follows (thousands):

	June 30	December 31
	2008	2007
Assets	$16,492	$25,224
Liabilities	$7,854	$8,533

	Three Months Ended June 30		Six Months Ended June 30		Year Ended December 31
	2008	2007	2008	2007	2007
Sales
Building products	$792	$12,060	$1,278	$21,408	$33,955
Construction services	$13,068	$28,967	$25,274	$62,549	$101,649

Income (loss) from discontinued operations	$9,385	$1,533	$9,328	$2,965	$(46,946)

5. Net (Loss) Income Per Share

Net (loss) income per share was determined using the following information (thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30		Year Ended December 31
	2008	2007	2008	2007	2007
(Loss) income from continuing operations	$(41,326)	$17,884	$(75,130)	$11,486	$(265,767)
Income (loss) from discontinued operations	9,385	1,533	9,328	2,965	(46,946)
Net (loss) income	$(31,941)	$19,417	$(65,802)	$14,451	$(312,713)

Weighted average shares - basic	29,135	28,807	28,998	28,788	28,807
Effect of dilutive:
Share options	—	574	—	641	—
Restricted shares	—	135	—	163	—
Weighted average shares - assuming dilution	29,135	29,516	28,998	29,592	28,807

Net (loss) income per share:
Continuing operations	$(1.42)	$0.62	$(2.59)	$0.40	$ (9.23)
Discontinued operations	0.32	0.05	0.32	0.10	(1.63)
Basic	$(1.10)	$0.67	$(2.27)	$0.50	$(10.86)

Continuing operations	$(1.42)	$0.61	$(2.59)	$0.39	$ (9.23)
Discontinued operations	0.32	0.05	0.32	0.10	(1.63)
Diluted	$(1.10)	$0.66	$(2.27)	$0.49	$(10.86)

Cash dividends declared per share	$ —	$0.10	$ —	$0.20	$ 0.40

Certain share options and restricted shares are excluded from the computation of diluted net (loss) income per share:

•	options with exercise prices greater than the average market value of the common shares (options out-of-the-money) and
•	unrecognized compensation expense for restricted shares with after-tax proceeds greater than the average market value of the common shares.

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

	Three Months Ended June 30		Six Months Ended June 30		Year Ended December 31
	2008	2007	2008	2007	2007
Average market value of shares	$3	$15	$4	$18	$14
Share options:
Exercise price range	$5 to $38	$15 to $38	$5 to $38	$15 to $38	$15 to $38
Not dilutive	2,954	1,356	2,954	1,356	1,312
Restricted shares:
Grant price range	$15 to $42	$17 to $42	$15 to $42	$34 to $42	$34
Not dilutive	289	309	289	137	2

6. Acquisitions and Minority Interests

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

•	In March 2007, we acquired a concrete services business in Fresno, California for approximately $0.7 million in cash.

Minority interests reflects the other owners’ proportionate share in the assets and liabilities of business ventures as of the date of purchase, adjusted by the proportionate share of post-acquisition income or loss. As the operating results of entities with minority interests are consolidated, minority interests income represents the income or loss attributable to the other owners.

•
In June 2008, we acquired the remaining 40% interest in SelectBuild Mechanical for $0.2 million in cash. In October 2004, we formed this venture for an initial 60% interest for $0.3 million in cash. SelectBuild Mechanical provides heating, ventilation and air conditioning services in Las Vegas, Nevada.

•
In January 2008, we were required to purchase the remaining 49% interest in SelectBuild Illinois (RCI Construction) for $8.3 million in cash of which $2.4 million was paid in January 2008 and $5.9 million was paid in July 2008. The fair value of SelectBuild Illinois does not exceed its net book value. As a result, the $5.5 million excess of the purchase price for the minority interest over the recorded amount for the minority interest in SelectBuild Illinois was recognized as an expense in Other income, net in December 2007. In January 2005, we acquired an initial 51% interest for $4.9 million in cash. SelectBuild Illinois provides framing services to production homebuilders in the greater Chicago area.

•
In September 2007, we acquired the remaining 49% interest in SelectBuild Trim for $0.5 million in cash. In January 2007, we formed this venture for an initial 51% interest for $0.5 million in cash. SelectBuild Trim provides door and molding installation services in Las Vegas, Nevada.

•
In September 2007, we acquired the remaining 49% interest in A-1 Building Components, LLC (A-1 Truss) for $5.0 million in cash. In September 2004, we acquired an initial 51% interest for $2.3 million in cash. A-1 Truss manufactures trusses in Fort Pierce, Florida.

•
In May 2007, we acquired the remaining 33% interest in SelectBuild Mid-Atlantic (WBC Mid-Atlantic) for no consideration pursuant to the operating agreement. In October 2003, we acquired an initial 67% interest for $5.1 million in cash and $0.2 million of our common shares. SelectBuild Mid-Atlantic provided framing services to production homebuilders in Delaware, Maryland and Virginia.

•
In April 2007, we acquired the remaining 27% interest in Riggs Plumbing for $10.5 million in cash. In July 2005, we acquired an additional 13% interest for $1.4 million in cash and in April 2005, acquired an initial 60% interest for $17.8 million in cash. Riggs Plumbing provides plumbing services to production homebuilders in the Phoenix and Tucson markets.

Assets and liabilities acquired in acquisitions made in 2008 and 2007, including payments of amounts retained for settlement periods, were as follows (thousands):

	June 30	December 31		June 30	December 31
	2008	2007		2008	2007
Receivables	$—	$(21)	Other accrued liabilities	$5,928	$(60,787)
Prepaid expenses and other	—	18
Current assets	—	(3)	Current liabilities	5,928	(60,787)

Property and equipment	—	216	Deferred income taxes	—	(917)
Other intangibles, net	—	2,287	Minority interests	(8,528)	(3,680)
Goodwill	—	13,077
	$—	$15,577		$(2,600)	$(65,384)

Had the SelectBuild Mechanical acquisition in June 2008 and the SelectBuild Illinois acquisition in January 2008 taken place as of the beginning of 2007, pro forma results of operations would not have been significantly different from reported amounts.

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

The fair values of these marketable securities were as follows (thousands):

	June 30	December 31
	2008	2007
U.S. government and agencies	$14,548	$18,380
Asset backed securities	10,975	9,798
Corporate securities	14,146	13,733
	$39,669	$41,911

Contractual maturities were as follows (thousands):

	June 30	December 31
	2008	2007
Less than 1 year	$787	$1,872
Due in 1 to 2 years	10,595	12,683
Due in 2 to 5 years	28,287	27,356
	$39,669	$41,911

8. Intangible Assets and Goodwill

Intangible assets represent the values assigned to customer relationships, covenants not to compete, trade names and favorable leases. Intangible assets are amortized on a straight-line basis over their expected useful lives. Customer relationships are amortized over 3 to 10 years, covenants not to compete over 3 to 5 years and favorable leases over 2 to 5 years. Amortization expense for intangible assets was $5.4 million for the period ended June 30, 2008, $8.1 million for the period ended June 30, 2007 and $16.5 million for 2007. Intangible assets consist of the following (thousands):

	June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$70,481	$(26,807)	$43,674
Covenants not to compete	9,352	(6,138)	3,214
Favorable leases	780	(348)	432
	$80,613	$(33,293)	$47,320

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$80,495	$(27,271)	$53,224
Covenants not to compete	10,611	(6,057)	4,554
Trade names	204	(204)	—
Favorable leases	780	(248)	532
	$92,090	$(33,780)	$58,310

Estimated amortization expense for intangible assets is $4.2 million for the remainder of 2008, $8.2 million for 2009, $7.5 million for 2010, $6.7 million for 2011, $6.4 million for 2012 and $14.3 million thereafter.

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

Changes in the carrying amount of goodwill were as follows:

	June 30	December 31
	2008	2007
Balance at beginning of period	$14,196	$308,000
Purchase price adjustment	—	(182)
Goodwill acquired	—	13,259
Impairment	(310)	(306,881)
Balance at end of period	$13,886	$14,196

While goodwill is tested for impairment annually and not amortized for financial statement purposes, goodwill may be deductible for income tax purposes. Certain goodwill is non-deductible. Changes to non-deductible goodwill were as follows (thousands):

	June 30	December 31
	2008	2007
Balance at beginning of period	$3,460	$41,362
Goodwill acquired	—	(4,656)
Impairment	—	(33,246)
Balance at end of period	$3,460	$3,460

9. Debt

Long-term debt consists of the following (thousands):

As of June 30, 2008			Notional	Effective Interest Rate
	Balance	Stated Interest Rate	Amount of Interest Rate Swaps	Average for Quarter	As of June 30
Revolver	$39,000	LIBOR plus 4.50% or Prime plus 2.50% and 0.50% commitment fee	$—	9.9%	8.3%

Term note	339,819	LIBOR plus 4.50% or Prime plus 2.50%	200,000	8.8%	8.9%

Other	2,418	Various	—	—	—
	381,237		$200,000

Less: Current portion	379,991
	$1,246

As of December 31, 2007			Notional	Effective Interest Rate
	Balance	Stated Interest Rate	Amount of Interest Rate Swaps	Average for Year	As of December 31
Revolver	$—	LIBOR plus 1.50% or Prime plus 0.25% and 0.25% commitment fee	$—	8.8%	n/a

Term note	345,625	LIBOR plus 2.50% or Prime plus 1.25%	200,000	7.7%	7.5%

Other	3,235	Various	—	—	—
	348,860		$200,000

Less: Current portion	4,923
	$343,937

In February 2008, we entered into an amended credit facility with a group of lenders. The credit facility consists of a $200 million revolver and $350 million term note.

•  Revolver
The $200 million revolver subject to borrowing base limitations matures in November 2011. The revolver consists of both LIBOR and Prime based borrowings. The variable interest rate for the revolver is LIBOR plus 4.50% or Prime plus 2.50%. Additionally, a commitment fee for the unused portion is 0.50%. Interest is paid quarterly. As of June 30, 2008, $39.0 million was outstanding under the revolver.

The effective interest rate is based on interest rates for the period as well as the commitment fee for the unused portion of the revolver.

Letters of credit outstanding that guaranteed performance or payment to third parties were $99.4 million as of June 30, 2008 and $106.7 million as of December 31, 2007. These letters of credit reduce the $200 million revolver committment. Borrowings under the revolver are limited to the lesser of:

•	$100 million or
•	$84.3 million as determined by a borrowing base of certain accounts receivable less 50% of outstanding surety bonds, multiplied by 50%.

Surety performance bonds guarantee performance to customers and vendors. As of June 30, 2008, the borrowing base available under the revolver was $84.3 million.

•  Term Note
The $350 million term note matures in November 2011 and is payable in:

•	quarterly installments of $0.9 million,
•	any net proceeds of more than $1 million resulting from certain dispositions and
•	remaining principal due in November 2011.

The variable interest rate for the term note is LIBOR plus 4.50% or Prime plus 2.50%. Interest is paid quarterly. As of June 30, 2008, $339.8 million was outstanding under this term note.

•  Other
Other long-term debt consists of term notes, equipment notes and capital leases for equipment. Interest rates vary and dates of maturity are through March 2021. As of June 30, 2008, other long-term debt was $2.4 million.

Covenants and Maturities
The February 2008 amended credit facility requires quarterly compliance with financial covenants including minimum net worth and minimum earnings before interest, taxes, depreciation and amortization as well as annual compliance with minimum interest coverage ratio. Operating results, particularly net income, are a primary factor for these covenants and our ability to comply with these covenants depends on our operating performance. The significant and ongoing correction in single-family housing starts has negatively impacted our operating performance.

Due to lower than planned operating performance, as of June 2008 we were not in compliance with the requirements for minimum net worth and minimum earnings before interest, taxes, depreciation and amortization. We obtained a temporary waiver of these financial covenants in August 2008 from our credit facility lenders. The agreement temporarily waives financial covenants until September 30, 2008 and limits borrowings under the revolver to $60 million. As of August 11, 2008, $29.2 million was outstanding under the revolver. Each lender approving the waiver was paid a waiver fee of 0.25% of their revolver commitment and their portion of the outstanding principal amount of the term note.

We are currently in negotiations with our lenders regarding a potential amendment to the terms of the credit facility. Negotiations include establishing financial covenants consistent with the current and foreseeable housing market conditions. There is no assurance these negotiations will result in an amendment acceptable to us and the lenders.

As the waiver for these financial covenants is less than a year and it is probable we will lack compliance with these financial covenants within the next year and given there is no amendment or other financing agreement currently in place, the revolver, term note and certain other debt are classified as a current liability in the consolidated balance sheet.

The February 2008 amended credit facility restricts our ability to incur additional indebtedness, pay dividends, repurchase shares, enter into mergers or acquisitions, use proceeds from equity offerings, make capital expenditures and sell assets. The amended credit facility is secured by all assets of our wholly-owned subsidiaries, except the assets of our captive insurance subsidiary.

In connection with the February 2008 amendment, 60% or $2.4 million of unamortized deferred loan costs related to the previous revolver were recognized as interest expense in the first quarter of 2008. We also incurred approximately $4.9 million of fees in connection with the amendment and these costs will be amortized over the remaining term of our credit facility.

An amendment of our credit facility or alternate financing may result in the recognition of certain unamortized deferred loan costs in the period an agreement is reached. Fees incurred in connection with an amendment or alternate financing will be amortized over the remaining term of the financing arrangement.

Scheduled maturities of long-term debt are as follows (thousands):

2008	$379,809
2009	326
2010	228
2011	62
2012	65
Thereafter	747
$381,237

Hedging Activities
In November 2006, we entered into interest rate swap contracts that effectively convert $200 million of variable rate borrowings to a fixed interest rate of 9.6% through November 2012, thus reducing the impact of increases in interest rates on future interest expense. Approximately 59% of the outstanding variable rate borrowings have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. After giving effect to the interest rate swap contracts, total borrowings were 53% fixed and 47% variable. Management may choose not to swap variable rates to fixed rates or may terminate a previously executed swap if the variable rate positions are more beneficial.

The fair value of the interest rate swap contracts was a liability of $8.1 million and no corresponding deferred tax asset was recorded as of June 30, 2008. A corresponding deferred tax asset for the fair value of the interest rate swap liability was not recorded as there may be an inability to utilize this deferred tax asset.

The interest rate swap contracts contain provisions that require compliance with the credit facility. In the event there is a lack of compliance with these provisions, the counterparties to the interest rate swap contracts may request immediate payment of liability positions. As we were not in compliance with the financial covenant requirements of the amended credit facility for the period ended June 30, 2008, the fair value of the interest rate swap contracts of $8.1 million was classified as a current liability in the consolidated balance sheet.

The fair value and gains and losses on interest rate swap contracts are as follows (thousands):

	June 30, 2008		December 31, 2007
	Balance sheet Classification	Fair Value	Balance sheet Classification	Fair Value
Interest rate swap contracts	Other accrued liabilities	$8,108	Other long-term liabilities	$8,553

The effect of interest rate swap contracts on the consolidated statement of operations is as follows (thousands):

	Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss), Net
	Three Months Ended June 30		Six Months Ended June 30		Year Ended December 31
	2008	2007	2008	2007	2007
Cash Flow Hedging Relationships:
Interest rate swap contracts	$8,866	$4,542	$446	$3,691	$(7,673)

	Loss (Gain) Reclassified from Accumulated Other Comprehensive Income (Loss), Net
	Three Months Ended June 30		Six Months Ended June 30		Year Ended December 31
	2008	2007	2008	2007	2007
Statement of Operations Location:
Interest expense	$1,208	$(134)	$1,349	$(272)	$(465)

10. Shareholders’ Equity

Preferred Shares
We are authorized to issue 2 million preferred shares, however none of these shares are issued. Under the terms of our Restated Certificate of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the preferred shares.

Common Shares
Our common shares have a par value of $0.001. We have 50 million shares authorized of which 29.5 million are issued and outstanding as of June 30, 2008.

Of the unissued shares, 3.5 million shares were reserved for the following:

Employee Stock Purchase Plan	1.6 million
2008 Stock Incentive Plan	1.9 million

Dividends
Cash dividends per common share were as follows:

	2008	2007
First quarter	$—	$0.10
Second quarter	—	0.10
Third quarter	—	0.10
Fourth quarter	—	0.10
	$—	$0.40

Our credit facility, amended in February 2008, prohibits the payment of cash dividends on our common shares. The determination of future dividend payments (cash or shares) will depend on many factors, including credit facility restrictions, financial position, results of operations and cash flows.

Repurchase Program
In March 2007, our Board of Directors authorized the repurchase of up to $25 million of our common shares through March 2008. The repurchase program expired in March 2008 with no repurchases.

Our credit facility, amended in February 2008, prohibits the repurchase of our common shares. The determination of future share repurchases will depend on many factors, including credit facility restrictions, financial position, results of operations and cash flows.

11. Employee Benefit Plans

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

Our matching contributions range from 50% of the first 6% to 25% of the first 4% of the participant’s contribution. Matching contributions are established at the discretion of the Compensation Committee of our Board of Directors in the first quarter. Vesting in matching contributions occurs at the rate of 20% per year of service, upon reaching age 65, or upon death, disability or certain other circumstances. Matching contributions of $1.7 million for the period ended June 30, 2008, $2.4 million for the period ended June 30, 2007 and $4.5 million for 2007 were made to the trusts based on a percentage of the contributions made by participants.

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

Matching contributions are the same as the savings and retirement plan matching contribution percentage. Matching contributions are established at the discretion of the Compensation Committee of our Board of Directors in the first quarter. Matching contributions of an insignificant amount for the period ended June 30, 2008, $0.2 million for the period ended June 30, 2007 and $0.4 million for 2007 were made to the trust based on a percentage of the contributions made by participants.

Investments of the deferred compensation plan are held in a custodial account and the assets are subject to the claims of general creditors. Participants may elect to invest their deferred compensation through any of the investment options offered, including our common shares. Investment options are reviewed and may be revised quarterly by an Investment Committee comprised of management and advised by consultants.

•
Compensation deferred and invested in third-party investment options is recorded in Other long-term assets and Other long-term liabilities. As the investment is settled for the value of the underlying investments, changes in the fair value of the investments are recognized in Other income and changes in the fair value of the liability are recognized in Selling, general and administrative expenses. Fair value is based on market quotes. The fair value of these investments was $8.2 million at June 30, 2008 and $13.5 million at December 31, 2007.

•
Compensation deferred and invested in our common shares is recorded as a component of shareholders’ equity. As the investment is settled for the fixed number of common shares purchased, changes in fair value are not recognized. Rather purchases and distributions of the common shares are recorded at historical cost. The historical cost of these common shares was $1.3 million or 131,976 common shares at June 30, 2008 and $1.4 million or 105,189 common shares at December 31, 2007.

•  Supplemental Retirement
Additionally, there is a supplemental retirement plan for executives and key employees. The objective of the plan is to provide a supplemental retirement benefit that enables participants to retire at age 65 with 30 years of service at an income level of at least 60% of pre-retirement base salary after considering deferred compensation, predecessor retirement and social security benefits.

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

Active participants invested in company-owned life insurance policies receive a return based on long-term corporate bond yields. This return has been approximately 6% and may vary based on changes to this yield. Inactive participants receive a return of 0% to 9% based on their years of service and payment elections. Participants receiving our common shares receive a return of any related dividend.

Contributions and the return are established at the discretion of the Compensation Committee of our Board of Directors in the first quarter. Participants are immediately vested in the contribution. Other than the contributions required by employment agreements of certain executives, the Compensation Committee decided to make no contributions to participants for 2007. Contributions required by employment agreements as well as the return, were insignificant for the period ended June 30, 2008, $1.9 million for the period ended June 30, 2007 and $2.7 million for 2007.

The cash surrender value of the company-owned life insurance policies approximates the obligation, however the returns, if any, are not fully funded as these returns are dependent upon years of service and payment elections. These life insurance policies fund the obligation to the participants or their beneficiaries over a 5, 10 or 15-year period.

•  Management Retention Compensation
In February 2008, the Compensation Committee of our Board of Directors approved management retention agreements for certain executives and key employees. Participants receive common share equivalent units which may be exchanged for the market value of those shares upon vesting two years from the date of grant. Compensation expense recognized for these agreements was $0.1 million for the period ended June 30, 2008.

Employee Stock Purchase Plan
In February 2008, our Board of Directors adopted the Employee Stock Purchase Plan, as approved by our shareholders in May 2008. The plan amended an employee share purchase plan originally effective October 2000. The plan permits eligible employees to purchase common shares through payroll deductions of up to 10% of an employee’s compensation limited to $25,000 each year. The purchase price of the shares is 85% or more of the lowest market price on either the first or last day of each three month period ending January, April, July and October. A total of 2 million shares were authorized for issuance, however 0.4 million shares were issued under the previous employee share purchase plan resulting in 1.6 million shares remaining available for this plan. Compensation expense recognized was insignificant for the period ended June 30, 2008, $0.1 million for the period ended June 30, 2007 and $0.2 million for 2007.

Incentive and Performance Plans
In February 2008, our Board of Directors adopted the 2008 Stock Incentive Plan, as approved by our shareholders in May 2008. A total of 2 million shares were reserved for issuance under the plan. Unissued shares were 1.9 million as of June 30, 2008.

Employees and non-employee directors are eligible to receive awards at the discretion of the Compensation Committee. Options, appreciation rights, restricted shares, other share-based awards and non-discretionary awards may be granted under these plans.

Options
•
Grants of options under the 2008 Stock Incentive Plan vest ratably over a maximum of 5 years from the date of grant and expire after 10 years if unexercised. Under certain circumstances, some or all of the options may vest earlier. Options are to be awarded with exercise prices equal to the closing share price of our common shares on the date of grant.

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

•
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

The fair value of each option was estimated on the date of grant using the modified Black-Scholes-Merton model. The following table presents the weighted average assumptions used in the valuation and the resulting fair value:

	Six Months Ended June 30		Year Ended December 31
	2008	2007	2007
Expected term (years)	—	5.2	5.2
Expected volatility	—	54.5%	54.5%
Expected dividend yield	—	2.0%	2.0%
Risk-free interest rate	—	4.5%	4.5%
Exercise price	—	$18	$18
Weighted average fair value	—	$8	$8

These assumptions are based principally on historical experience. Due to uncertainties inherent in these assumptions, it is possible that actual share-based compensation may vary from the estimate of the fair value of these options.

Activity for option awards was as follows (thousands, except per share data):

	Six Months Ended June 30			Six Months Ended June 30		Year Ended December 31
	2008			2007		2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	2,978	$15	4.5	2,521	$14	2,521	$14
Granted	—	$—		541	$18	541	$18
Exercised	(1)	$6		(26)	$6	(33)	$6
Forfeited	(23)	$29		(5)	$29	(51)	$28
Outstanding at end of the period	2,954	$15	4.0	3,031	$15	2,978	$15

Exercisable at end of the period	2,454	$13	3.6	2,034	$11	2,079	$11

	Six Months Ended June 30		Year Ended December 31
	2008	2007	2007
Weighted average grant-date fair value	$—	$8	$8
Intrinsic value of options exercised	$1	$276	$299
Fair value of options vested	$4,505	$4,505	$4,665

The intrinsic value (the difference between our share price on the date of exercise and the exercise price) for options exercised represents the value received by option holders that exercised their options.

As of June 30, 2008, option awards outstanding and exercisable were as follows (thousands, except per share data):

	Options Outstanding				Options Exercisable
Exercise Price	Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life (years)	Shares	Weighted Average Exercise Price	Intrinsic Value
$5	534	$5		2.0	534	$5
$7	597	$7		4.2	597	$7
$8	200	$8		5.6	200	$8
$9	332	$9		2.8	332	$9
$17 to $18	520	$18		5.7	135	$18
$23	409	$23		3.6	409	$23
$38	362	$38		4.4	247	$38
	2,954	$15			2,454	$13
In-the-money:
Outstanding	—		$—
Exercisable					—		$—

The intrinsic value (the difference between our share price on the last day of trading in June 2008 and the exercise price) for in-the-money options, represents the value that would have been received by option holders had they exercised their options. These values change based on the fair market value of our shares.

The fair value of compensation expense recognized for options was $1.8 million for the period ended June 30, 2008, $2.6 million for the period ended June 30, 2007 and $5.2 million for 2007. Options are not included in the calculation of basic income per share, however options are included in the calculation of diluted income per share.

As of June 30, 2008, there was $4.0 million of unrecognized compensation expense related to these options. This is recognized as the requisite services are rendered and is expected to be recognized ratably through March 2011.

Options exercised are settled with newly issued common shares.

Restricted Shares
Grants of restricted shares vest 3 years from the date of grant. Under certain circumstances, some or all of the restricted shares may vest earlier. The fair value of restricted shares is the closing share price of our common shares on the date of grant. Compensation expense is recognized over the vesting period.

Activity for restricted share awards was as follows (thousands, except per share data):

	Six Months Ended June 30				Year Ended December 31
	2008		2007		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of the period	410	$26	396	$24	396	$24
Granted	—	$—	172	$18	172	$18
Vested	(112)	$23	(122)	$11	(142)	$11
Forfeited	(9)	$33	(2)	$38	(16)	$30
Nonvested at end of the period	289	$27	444	$25	410	$26

	Six Months Ended June 30		Year Ended December 31
	2008	2007	2007
Weighted average grant-date fair value	$—	$18	$18
Fair value of restricted shares granted	$—	$3,087	$3,005
Fair value of restricted shares vested	$2,573	$1,316	$1,556

The fair value of compensation expense recognized for restricted shares was $1.2 million for the period ended June 30, 2008, $1.7 million for the period ended June 30, 2007 and $3.3 million for 2007. Restricted shares are not included in the calculation of basic income per share until these shares vest, however restricted shares are included in the calculation of diluted income per share.

As of June 30, 2008, there was $2.6 million of unrecognized compensation expense related to these restricted shares. This is recognized as the requisite services are rendered and is expected to be recognized ratably through March 2010.

Shares
We issue shares to non-employee directors of our Board of Directors for their services. These shares vest immediately, however trading is restricted for 1 year from the date of grant. We issued 99,200 shares in May 2008 and recognized compensation expense of $0.2 million for the period ended June 30, 2008, $0.2 million for the period ended June 30, 2007 and $0.4 million for 2007.

The following table summarizes equity compensation information as of June 30, 2008 (thousands, except per share data):

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	3,243	$13	1,901
Equity compensation plans not approved by security holders	—	—	—
Total	3,243	$13	1,901

Share-based compensation expense is included in Selling, general and administrative expenses since it is incentive compensation issued primarily to our executives and senior management. Share-based compensation expense for options, restricted shares and share awards was $3.3 million for the period ended June 30, 2008, $4.5 million for the period ended June 30, 2007 and $8.9 million for 2007.

12. Income Taxes

The asset and liability method is used to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for tax credits and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recognized to reduce the carrying amounts of deferred tax assets unless it is more likely than not these assets will be realized.

Our income tax compliance is periodically examined by various taxing authorities. Our tax returns for 2005 are under examination and 2007 through 2003 are open for future examination. We believe the ultimate results of examinations, if any, will not have an adverse affect on our financial condition, results of operations or cash flows. Revisions of estimated tax liabilities are reflected in the period such revisions are known.

Income tax (expense) benefit and effective rates were as follows (in thousands):

Six Months Ended June 30	Year Ended December 31
2008	2007	2007
Effective Rate	Effective Rate	Effective Rate
Continuing operations:
Income tax (expense) benefit	$(3,392)	(4.7)%	$(4,783)	(29.4)%	$25,670	8.8%
Discontinued operations:
Income tax benefit (expense)	$21,248	178.3%	$(1,813)	(37.9)%	$(4,990)	(11.9)%

The significant change in our effective tax rate for continuing operations was the result of uncertainty of our ability to realize deferred tax assets. Deferred tax assets resulted from operating losses and impairments, however valuation allowances were recognized due to the potential inability to realize these deferred tax assets. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The scheduled reversal of deferred tax liabilities, loss carryback and carryforward abilities, projected future taxable income, tax planning strategies, cumulative earnings and our industry are considered in making this assessment.

Our ability to realize the deferred tax assets could change if estimates of future taxable income change. To the extent taxable income is generated in future periods, these tax benefits will be realized and reduce our future effective tax rate.

A significant income tax benefit was recognized for discontinued operations for the period ended June 30, 2008 as closure of these operations resulted in realization of the tax benefit of the discontinued operation’s impairment recognized in prior periods as well as a tax benefit for the taxable loss from operations.

The tax benefit associated with exercised options and vested restricted shares increased taxes receivable $0.3 million for the period ended June 30, 2008, reduced taxes payable $0.8 million for the period ended June 30, 2007 and increased taxes receivable $0.9 million for 2007. The tax impact for the difference between the fair value and the exercised value for options exercised and the difference between the grant-date value and vest-date value for vested restricted shares is recognized in additional paid-in capital, a component of shareholders’ equity.

13.  Financial Instruments

The estimated fair values of cash and cash equivalents, receivables, unbilled receivables, accounts payable and accruals are the same as their carrying amounts due to their short-term nature. After giving effect to the interest rate swap contracts, the interest for our debt is 53% fixed and 47% variable. Based on current interest rates for similar obligations with like maturities, the estimated market value of our debt was:

•	$7.5 million more than the amount of debt reported on the consolidated balance sheet at June 30, 2008 and
•	$7.7 million more than the amount of debt reported on the consolidated balance sheet at December 31, 2007.

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

14. Commitments and Contingencies

Legal Proceedings
We are involved in litigation and other legal matters arising in the normal course of business. In the opinion of management, the recovery or liability, if any, under any of these matters will not have a material effect on our financial position, results of operations or cash flows.

Operating Leases
We lease certain real property, vehicles and office equipment under operating leases. Expense for these operating leases was $15.0 million for the period ended June 30, 2008, $14.4 million for the period ended June 30, 2007 and $29.6 million for 2007.

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

	Three Months Ended June 30		Six Months Ended June 30		Year Ended December 31
	2008	2007	2008	2007	2007
Balance at beginning of the period	$6,517	$6,988	$6,805	$7,081	$7,081
Provision for warranties	157	245	477	347	694
Warranty charges	(233)	(303)	(841)	(498)	(970)
Balance at end of the period	$6,441	$6,930	$6,441	$6,930	$6,805

15. Fair Values of Assets and Liabilities

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

The following assets and liabilities are measured at fair value on a recurring basis during the period (thousands):

		Fair Value Measurements at Reporting Date Using
	June 30 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Marketable securities	$39,669	$39,669	$—	$—
Interest rate swap contracts	(8,108)	—	(8,108)	—
	$31,561	$39,669	$(8,108)	$—

		Fair Value Measurements at Reporting Date Using
	December 31 2007	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Marketable securities	$41,911	$41,911	$—	$—
Interest rate swap contracts	(8,553)	—	(8,553)	—
	$33,358	$41,911	$(8,553)	$—

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

		Fair Value Measurements Using
	December 31 2007	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Year Ended December 31 2007 Gains (Losses)
Other intangibles, net	$58,310	$—	$—	$58,310	$(30,007)
Goodwill	14,196	—	—	14,196	(241,958)
	$72,506	$—	$—	$72,506	$(271,965)

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

•
Other intangibles with a carrying amount of $88.3 million were written down to their implied fair value of $58.3 million, resulting in an impairment charge of $30.0 million in the fourth quarter of 2007.

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

•	Goodwill with a carrying amount of $256.2 million was written down to its implied fair value of $14.2 million, resulting in an impairment charge of $242.0 million in the fourth quarter of 2007.

16. Segment Information

The consolidated financial statements include operations from our six regional operating segments - Texas, California/Northern Nevada, Intermountain, Southwest, Northwest and Illinois. Each of these regions markets and sells building products, manufactures building components and provides construction services to professional builders and contractors. As a result and effective April 2008, these regional operations were aggregated and are one reportable segment. The current period presentation of one reportable segment does not require restatement of prior periods.

17. Quarterly Results of Operations

Operating results by quarter for 2008 and 2007 were as follows (thousands, except per share data):

	First	Second	Third	Fourth
2008
Sales	$342,948	$384,620	$—	$—

Loss from continuing operations(1)	$(33,804)	$(41,326)	$—	$—
(Loss) income from discontinued operations(1) (2)	(57)	9,385	—	—
Net loss	$(33,861)	$(31,941)	$—	$—

Net (loss) income per share:
Continuing operations	$(1.17)	$(1.42)	$—	$—
Discontinued operations	—	0.32	—	—
Diluted	$(1.17)	$(1.10)	$—	$—

Common share prices:
High	$7	$5	$—	$—
Low	$4	$2	$—	$—

Cash dividends declared per share	$—	$—	$—	$—

2007
Sales	$526,174	$656,000	$594,039	$402,860

(Loss) income from continuing operations(1)	$(6,398)	$17,884	$1,571	$(278,824)
Income (loss) from discontinued operations(1) (2)	1,432	1,533	2,597	(52,508)
Net (loss) income	$(4,966)	$19,417	$4,168	$(331,332)

Net (loss) income per share:
Continuing operations	$(0.22)	$0.61	$0.05	$(9.63)
Discontinued operations	0.05	0.05	0.09	(1.81)
Diluted	$(0.17)	$0.66	$0.14	$(11.44)

Common share prices:
High	$25	$18	$15	$12
Low	$18	$13	$11	$5

Cash dividends declared per share	$0.10	$0.10	$0.10	$0.10

(1) Includes the following impairments:

	First	Second	Third	Fourth
2008
Continuing operations	$—	$ 8,469	$—	$—
Discontinued operations	$—	$ 6,212	$—	$—
2007
Continuing operations	$—	$—	$—	$272,152
Discontinued operations	$—	$—	$—	$ 64,922

(2) Discontinued operations were as follows:
•	concrete block masonry and concrete services in Florida in June 2008,
•	framing services in Virginia in March 2008 and
•	three Western Colorado building materials distribution businesses sold in September 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Business

We are one of the largest providers of residential building products and construction services in the United States. Under the brand names of BMC West and SelectBuild, we serve the homebuilding industry through six regional operations: Texas, California/Northern Nevada, Intermountain, Southwest, Northwest and Illinois. In each of these regions we market and sell building products, manufacture building components and provide construction services to professional builders and contractors.

Our operations are located in metropolitan areas that have historically outpaced U.S. averages for residential building permit activity. We believe we are in homebuilding markets supported by positive long-term population growth, household formation and demographic trends.

Business Environment and Executive Overview

The national slump in the homebuilding industry experienced little relief in the second quarter of 2008. According to the U.S. Census Bureau, starts for single-family homes in June 2008 declined 5.3% from the preceding month to a seasonally adjusted annual rate of 647,000. Excluding the boom years of 2003-2006, single-family housing starts have averaged 1.1 million units per year since 1990.

The housing market is currently plagued by several negative factors including excess inventory levels, weak buyer demand, falling home prices, tighter lending standards and declining consumer confidence. To help bolster and provide stimulus to the contracting housing market, the federal government has recently passed legislation designed to increase confidence and stability in the housing and financial markets. The legislation is specifically targeted to provide relief to existing homeowners, incentives to first-time buyers, guidance to lenders and financial backing to vital government-sponsored lending institutions, such as Fannie Mae and Freddie Mac.

In response to these challenging economic and industry conditions, we have initiated the following changes within our organization:

•	appointment of a chief operating officer to assume responsibility for the operations of our building product and construction service offerings,
•	streamlining of our organizational structure by reducing the previous 13 regions into 6 as well as realigning management functions,
•	closure and consolidation of the following underperforming business units:
o	discontinued framing services in Virginia,
o	discontinued block masonry, concrete services and truss manufacturing in Florida,
o	closure of millwork and building materials distribution facilities in Merced and Bakersfield, CA,
o	closure of concrete and framing services in Tucson, AZ,
o	closure of various underperforming trades within our operating regions and
o	exiting various facility operating leases.
•	integration and centralization of administrative functions at construction services facilities into our existing administrative support operations and
•	a 45% reduction in employees compared to the same period a year ago.

Credit Facility
Due to lower than planned operating performance, as of June 2008 we were not in compliance with the financial covenants of our credit facility. Operating results, particularly net income, are a primary factor for these covenants and our ability to comply with these covenants depends on our operating performance. The significant and ongoing correction in single-family housing starts has negatively impacted our operating performance.

We obtained a temporary waiver of these financial covenants in August 2008 from our credit facility lenders. The agreement temporarily waives financial covenants until September 30, 2008 and limits borrowings under the revolver to $60 million. We are currently in negotiations with our lenders regarding a potential amendment to the terms of the credit facility. Negotiations include establishing financial covenants consistent with the current and foreseeable housing market conditions. There is no assurance these negotiations will result in an amendment acceptable to us and the lenders.

As we look ahead, it is difficult to predict the depth and duration of the current cyclical downturn in the homebuilding industry. We anticipate our financial condition, results of operations and cash flows will continue to be adversely affected during the downturn. However, we believe stabilization and recovery in the homebuilding industry will occur when the current supply imbalance is corrected and prospective buyer demand strengthens. In the near term, we are modifying our operations in an effort to improve profitability, minimize the financial impact during the downturn and position ourselves for growth when the industry recovers.

The following tables and subsequent discussions should be read in conjunction with the consolidated financial statements and the related notes in this Form 10-Q and our most recent Annual Report on Form 10-K.

RESULTS OF OPERATIONS

SECOND QUARTER OF 2008 COMPARED TO 2007

The following table sets forth the amounts and percentage relationship to sales of certain costs, expenses and income items (millions, except per share data):

	Three Months Ended June 30
	2008		2007
Sales
Building products	$198	51.4%	$279	42.5%
Construction services	187	48.6	377	57.5
Total sales	385	100.0	656	100.0

Costs and operating expenses
Cost of goods sold
Building products	146	73.7	203	72.8
Construction services	167	89.3	320	84.9
Impairment of assets	8	2.1	—	—
Selling, general and administrative expenses	99	25.7	107	16.3
Other income, net	(2)	(0.5)	(10)	(1.5)
Total costs and operating expenses	418	108.6	620	94.5

(Loss) income from operations	(33)	(8.6)	36	5.5

Interest expense	9	2.3	10	1.5

(Loss) income from continuing operations before income taxes and minority interests	(42)	(10.9)	26	4.0

Income tax benefit (expense)	1	0.3	(8)	(1.3)
Minority interests loss	—	—	—	—
(Loss) income from continuing operations	(41)	(10.6)	18	2.7

(Loss) income from discontinued operations prior to sale	(2)	(0.5)	2	0.3
Impairment of assets	6	1.6	—	—
Income tax benefit (expense)	17	4.4	(1)	(0.1)
Income from discontinued operations	9	2.3	1	0.2

Net (loss) income	$(32)	(8.3)%	$19	2.9%

Net (loss) income per share:
Continuing operations	$(1.42)		$0.61
Discontinued operations	0.32		0.05
Diluted	$(1.10)		$0.66

Consolidated Financial Results
Selected financial results were as follows (millions):

Sales and (Loss) Income from Operations

	2008	2007	% Change
Sales
Building products	$198	$279	(29)%
Construction services	187	377	(50)%
	$385	$656	(41)%

(Loss) income from operations	$(33)	$36	n/m

Sales decreased 41% to $385 million from $656 million in the same quarter a year ago. Sales of construction services were particularly lower. Consistent with the national weakness in new home construction, sales were lower in all our regions, especially California/Northern Nevada and the Southwest. According to the U.S. Census Bureau, single-family permits in our markets were down 49% whereas the U.S. overall was down 43% relative to the same quarter a year ago.

Loss from operations was $33 million compared to income of $36 million in the same quarter a year ago. The loss from operations was due to lower sales.

•
Gross margins declined to 18.7% of sales from 20.3% in the same quarter a year ago. Margins for building products were slightly lower, while construction services declined 5.0%. Construction services margins were lower due to competitive market conditions resulting from a sharp decline in available contracts.

•	We recognized asset impairments of $8 million for customer relationships and leasehold improvements associated with the closure and consolidation of underperforming business units.

•
Selling, general and administrative expenses decreased 7% or $8 million from the same quarter a year ago. These expenses were lower due to a 26% reduction in employees and related expenses. Also included in selling, general and administrative expenses were $6 million in costs associated with exiting certain operating leases and other charges related to the closure and consolidation of underperforming business units.

•
As a percent of sales, selling, general and administrative expenses increased 9.4% to 25.7%. The increase was attributable to a sharp drop in construction services sales volume and a change in the sales mix to building products which carry higher selling, general and administrative expenses as well as costs associated with exiting certain operating leases and other charges related to the closure and consolidation of underperforming business units.

•
Other income was $8 million lower than the same quarter a year ago. The second quarter of 2007 included a pre-tax gain of $8 million for the sale of certain real estate associated with the relocation of a building materials operation in Texas.

Income Taxes
Income tax benefit of $1 million was realized for continuing operations compared to an income tax expense of $8 million in the same quarter a year ago. The significant change in our effective tax rate for continuing operations was the result of uncertainty as to our ability to realize deferred tax assets. To the extent taxable income is generated in future periods, additional tax benefits may be realized and reduce our effective tax rate.

Discontinued Operations
In June 2008, and as a consequence of the significant and on-going correction in single-family home construction, we discontinued our concrete block masonry and concrete services business as well as our truss manufacturing business in Florida. Impairment of $6 million for customer relationships was also recognized. Closure of these operations resulted in the realization of a tax benefit of $17 million for intangible asset impairments recognized in the current and prior periods. These operations represented approximately 6% of sales.

SIX MONTHS OF 2008 COMPARED TO 2007

The following table sets forth the amounts and percentage relationship to sales of certain costs, expenses and income items (millions, except per share data):

	Six Months Ended June 30
	2008		2007
Sales
Building products	$378	51.9%	$520	44.0%
Construction services	350	48.1	662	56.0
Total sales	728	100.0	1,182	100.0

Costs and operating expenses
Cost of goods sold
Building products	277	73.3	376	72.3
Construction services	317	90.6	568	85.8
Impairment of assets	8	1.1	—	—
Selling, general and administrative expenses	183	25.1	215	18.2
Other income, net	(6)	(0.8)	(12)	(1.0)
Total costs and operating expenses	779	107.0	1,147	97.0

(Loss) income from operations	(51)	(7.0)	35	3.0

Interest expense	21	2.9	18	1.6

(Loss) income from continuing operations before income taxes and minority interests	(72)	(9.9)	17	1.4

Income tax expense	3	0.4	5	0.4
Minority interests income	—	—	(1)	(0.1)
(Loss) income from continuing operations	(75)	(10.3)	11	0.9

(Loss) income from discontinued operations prior to sale	(6)	(0.8)	5	0.4
Impairment of assets	6	0.8	—	—
Income tax benefit (expense)	21	2.8	(2)	(0.1)
Income from discontinued operations	9	1.2	3	0.3

Net (loss) income	$(66)	(9.1)%	$14	1.2%

Net (loss) income per share:
Continuing operations	$(2.59)		$0.39
Discontinued operations	0.32		0.10
Diluted	$(2.27)		$0.49

Consolidated Financial Results
Selected financial results were as follows (millions):

Sales and (Loss) Income from Operations

	2008	2007	% Change
Sales
Building products	$378	$520	(27)%
Construction services	350	662	(47)%
	$728	$1,182	(38)%

(Loss) income from operations	$(51)	$35	n/m

Sales decreased 38% to $728 million from $1.2 billion in the same period a year ago. Sales of construction services were particularly lower, declining 47% or $312 million. Sales were lower in all our regions, especially the Southwest and California/Northern Nevada. Building permits and contract starts in our markets were consistent with a 42% decline in single-family permits in the U.S. relative to the same period in 2007.

Loss from operations was $51 million compared to income of $35 million in the same period a year ago. The loss from operations was principally attributable to lower sales.

•
Gross margins declined to 18.4% of sales from 20.1% in the same period a year ago. Lower gross margins resulted from competitive market conditions as construction services margins declined 5.2%. Building product margins were slightly lower than the same period a year ago.

•	We recognized asset impairments of $8 million for customer relationships and leasehold improvements associated with the closure and consolidation of underperforming business units.

•
Partially offsetting lower gross margins, selling, general and administrative expenses decreased 15% or $32 million from the same period a year ago. These expenses were lower due to reductions in employees and related expenses, including incentives. Also included in selling, general and administrative expenses were $6 million in costs associated with exiting certain operating leases and other charges related to the closure and consolidation of underperforming business units.

•
As a percent of sales, selling, general and administrative expenses increased 6.9% to 25.1%. The increase was a result of a substantial decline in sales volume and a change in the sales mix to building products which carry higher selling, general and administrative expenses as well as costs associated with exiting certain operating leases and other charges related to the closure and consolidation of underperforming business units.

Interest Expense
Interest expense was 17% or $3 million more than the same period a year ago. The increase was principally due to the recognition of unamortized deferred loan costs in connection with the amendment of our credit facility in February 2008.

Income Taxes
Despite a loss from continuing operations compared to income in the same period a year ago, income tax expense was only $2 million less than 2007. This was due to a significant change in our effective tax rate for continuing operations as a result of uncertainty as to our ability to realize deferred tax assets. To the extent taxable income is generated in future periods, additional tax benefits may be realized and reduce our effective tax rate.

Discontinued Operations
In June 2008, and as a consequence of the significant and on-going correction in single-family home construction, we discontinued our concrete block masonry and concrete services business as well as our truss manufacturing business in Florida. Impairment of $6 million for customer relationships was also recognized. Closure of these operations resulted in the realization of a tax benefit of $17 million for intangible asset impairments recognized in the current and prior periods. These operations represented approximately 6% of sales.

In March 2008, we discontinued framing services in Virginia. These operations represented less than 1% of sales.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
Historically, our primary need for capital resources was to fund working capital and acquisitions as well as finance capital expenditures. In the future we expect to fund working capital requirements and necessary capital expenditures with cash flow from operations and seasonal borrowings under our credit facility.

Due to lower than planned operating performance, as of June 2008 we were not in compliance with the financial covenants of our credit facility. Operating results, particularly net income, are a primary factor for these covenants and our ability to comply with these covenants depends on our operating performance. The significant and ongoing correction in single-family housing starts has negatively impacted our operating performance.

We obtained a temporary waiver of these financial covenants in August 2008. The agreement temporarily waives financial covenants until September 30, 2008 and limits borrowings under the revolver to $60 million. We are currently in negotiations with our lenders regarding a potential amendment to the terms of the credit facility. Negotiations include establishing financial covenants consistent with the current and foreseeable housing market conditions. There is no assurance these negotiations will result in an amendment acceptable to us and the lenders.

For the period ended June 30, 2008, cash was used for working capital requirements, capital expenditures, payments on the term note and financing costs. The sections that follow discuss in more detail our operating, investing and financing activities as well as our financing arrangements.

Operations
Operating activities used $20 million of cash compared to $38 million used in the same period a year ago. Net loss adjusted for non-cash items increased $48 million from the same period a year ago due to lower sales and reduced profitability as the result of the continued contraction of home construction. Our working capital requirements were $40 million less than the same period a year ago. Cash used for working capital requirements was $25 million compared to $65 million as working capital turnover declined and our cash conversion cycle extended from the same period a year ago as days sales outstanding increased, inventory turns slowed and days payable outstanding decreased.

Capital Investment and Acquisitions
Cash used in investing activities was $6 million or $68 million less than $74 million used in the same period a year ago. Cash used for investing activities reflected a $70 million reduction in acquisition expenditures. An initial installment of $3 million was paid for an $8 million purchase of a remaining minority interest in a framing services operation. Cash of $8 million was provided principally from the sale of building materials distribution facilities in Boulder, Colorado and Bakersfield, California as well as other equipment. Cash used for investing activities also included capital expenditures of $11 million or $5 million less than the same period a year ago. Capital expenditures were principally for relocation and expansion of materials distribution and component manufacturing facilities in Texas. Cash of $2 million net was provided from marketable securities pursuant to the statutory funding requirements of our captive insurance subsidiary.

Financing
Cash provided by financing activities was $22 million or $51 million less than $73 million provided in the same period a year ago. Borrowings under the revolver were $48 million less than the same period a year ago as cash for working capital requirements, capital expenditures, payments on the term note and financing costs for the amended credit facility were funded by proceeds from dispositions and existing cash.

Financing Arrangements
Our debt structure consists of a revolver, term note and other borrowings.

In February 2008, we entered into an amended credit facility with a group of lenders. The credit facility consists of a $200 million revolver and $350 million term note.

•  Revolver
The $200 million revolver subject to borrowing base limitations matures in November 2011. The revolver consists of both LIBOR and Prime based borrowings. The variable interest rate for the revolver is LIBOR plus 4.50% or Prime plus 2.50%. Additionally, a commitment fee for the unused portion is 0.50%. Interest is paid quarterly. As of June 30, 2008, $39.0 million was outstanding under the revolver.

The effective interest rate is based on interest rates for the period as well as the commitment fee for the unused portion of the revolver.

Letters of credit outstanding that guaranteed performance or payment to third parties were $99.4 million as of June 30, 2008 and $106.7 million as of December 31, 2007. These letters of credit reduce the $200 million revolver committment. Borrowings under the revolver are limited to the lesser of:

•	$100 million or
•	$84.3 million as determined by a borrowing base of certain accounts receivable less 50% of outstanding surety bonds, multiplied by 50%.

Surety performance bonds guarantee performance to customers and vendors. As of June 30, 2008, the borrowing base available under the revolver was $84.3 million.

•  Term Note
The $350 million term note matures in November 2011 and is payable in:

•	quarterly installments of $0.9 million,
•	any net proceeds of more than $1 million resulting from certain dispositions and
•	remaining principal due in November 2011.

The variable interest rate for the term note is LIBOR plus 4.50% or Prime plus 2.50%. Interest is paid quarterly. As of June 30, 2008, $339.8 million was outstanding under this term note.

•  Other
Other long-term debt consists of term notes, equipment notes and capital leases for equipment. Interest rates vary and dates of maturity are through March 2021. As of June 30, 2008, other long-term debt was $2.4 million.

Covenants and Maturities
The February 2008 amended credit facility requires quarterly compliance with financial covenants including minimum net worth and minimum earnings before interest, taxes, depreciation and amortization as well as annual compliance with minimum interest coverage ratio. Operating results, particularly net income, are a primary factor for these covenants and our ability to comply with these covenants depends on our operating performance. The significant and ongoing correction in single-family housing starts has negatively impacted our operating performance.

Due to lower than planned operating performance, as of June 2008 we were not in compliance with the requirements for minimum net worth and minimum earnings before interest, taxes, depreciation and amortization. We obtained a temporary waiver of these financial covenants in August 2008 from our credit facility lenders. The agreement temporarily waives financial covenants until September 30, 2008 and limits borrowings under the revolver to $60 million. As of August 11, 2008, $29.2 million was outstanding under the revolver. Each lender approving the waiver was paid a waiver fee of 0.25% of their revolver commitment and their portion of the outstanding principal amount of the term note.

We are currently in negotiations with our lenders regarding a potential amendment to the terms of the credit facility. Negotiations include establishing financial covenants consistent with the current and foreseeable housing market conditions. There is no assurance these negotiations will result in an amendment acceptable to us and the lenders.

As the waiver for these financial covenants is less than a year and it is probable we will lack compliance with these financial covenants within the next year and given there is no amendment or other financing agreement currently in place, the revolver, term note and certain other debt are classified as a current liability in the consolidated balance sheet.

The February 2008 amended credit facility restricts our ability to incur additional indebtedness, pay dividends, repurchase shares, enter into mergers or acquisitions, use proceeds from equity offerings, make capital expenditures and sell assets. The amended credit facility is secured by all assets of our wholly-owned subsidiaries, except the assets of our captive insurance subsidiary.

In connection with the February 2008 amendment, 60% or $2.4 million of unamortized deferred loan costs related to the previous revolver were recognized as interest expense in the first quarter of 2008. We also incurred approximately $4.9 million of fees in connection with the amendment and these costs will be amortized over the remaining term of our credit facility.

An amendment of our credit facility or alternate financing may result in the recognition of certain unamortized deferred loan costs in the period an agreement is reached. Fees in connection with an amendment or alternate financing will be amortized over the remaining term of the financing arrangement.

Scheduled maturities of long-term debt are as follows (thousands):

2008	$379,809
2009	326
2010	228
2011	62
2012	65
Thereafter	747
$381,237

Hedging Activities
In November 2006, we entered into interest rate swap contracts that effectively convert $200 million of variable rate borrowings to a fixed interest rate of 9.6% through November 2012, thus reducing the impact of increases in interest rates on future interest expense. Approximately 59% of the outstanding variable rate borrowings have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. After giving effect to the interest rate swap contracts, total borrowings were 53% fixed and 47% variable. Management may choose not to swap variable rates to fixed rates or may terminate a previously executed swap if the variable rate positions are more beneficial.

The fair value of the interest rate swap contracts was a liability of $8.1 million and no corresponding deferred tax asset was recorded as of June 30, 2008. A corresponding deferred tax asset for the fair value of the interest rate swap liability was not recorded as there may be an inability to utilize this deferred tax asset.

The interest rate swap contracts contain provisions that require compliance with the credit facility. In the event there is a lack of compliance with these provisions, the counterparties to the interest rate swap contracts may request immediate payment of liability positions. As we were not in compliance with the financial covenant requirements of the amended credit facility for the period ended June 30, 2008, the fair value of the interest rate swap contracts of $8.1 million was classified as a current liability in the consolidated balance sheet.

Equity

Repurchase Program
In March 2007, our Board of Directors authorized the repurchase of up to $25 million of our common shares through March 2008. The repurchase program expired in March 2008 with no repurchases.

Our credit facility amended in February 2008 prohibits the repurchase of our common shares. The determination of future share repurchases will depend on many factors, including credit facility restrictions, financial position, results of operations and cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships often referred to as structured finance or special purpose entities which might be established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2008, we are not involved in any transactions with unconsolidated entities.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Accelerated repayment of our revolver and term note may occur if certain financial conditions or warranties and representations are not met. The credit facility consists of the revolver and term note. The credit facility is secured by all the assets of our wholly-owned subsidiaries, except assets of our captive insurance subsidiary. Financial covenants under the credit facility require the maintenance of a minimum net worth, a minimum interest coverage ratio and minimum earnings before interest, taxes, depreciation and amortization. Lack of compliance with these covenants may accelerate the related scheduled maturities.

Due to lower than planned operating performance, as of June 2008 we were not in compliance with the financial covenants of our credit facility. We obtained a temporary waiver of these financial covenants in August 2008 from our credit facility lenders. The agreement temporarily waives financial covenants until September 30, 2008 and limits borrowings under the revolver to $60 million.

We are currently in negotiations with our lenders regarding a potential amendment to the terms of the credit facility. Negotiations include establishing financial covenants consistent with the current and foreseeable housing market conditions. There is no assurance these negotiations will result in an amendment acceptable to us and the lenders.

We have $99.4 million in letters of credit outstanding principally for the deductible portion of automobile, general liability and workers’ compensation claims. These obligations are not required to be recorded as liabilities on our balance sheet and renew automatically on their various anniversary dates or until released by their respective beneficiaries.

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

At June 30, 2008, the reserve for these estimated losses was $0.2 million. These reserves are established by assessing estimated costs to complete, change orders and claims. Assumptions for estimated costs to complete include material prices, labor costs, labor productivity and contract claims. Such estimates are inherently uncertain and therefore it is possible that actual completion costs may vary from these estimates. We have a history of making reasonable estimates of the extent of progress towards completion, contract revenue and contract completion costs. However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.

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

At June 30, 2008, goodwill was $13.9 million. The impairment assessment includes determining the estimated fair value of reporting units based on discounting the future operating cash flows using a discount rate reflecting our estimated average cost of funds. Future operating cash flows are derived from our annual plan and forecast information, which includes assumptions of future volumes, pricing of commodity products and labor costs. Prices for commodity products are inherently volatile. Due to the variables associated with prices of commodity products and the effects of changes in circumstances, both the precision and reliability of the estimates of future operating cash flows are subject to uncertainty. As additional information becomes known, we may change our estimates.

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

At June 30, 2008, the reserve for automobile, general liability and workers’ compensation claims was $48.5 million. The actuarial assessment includes determining the estimated cost of claims. The reserve for these claims is susceptible to change based on the estimated cost of the claims. Actual loss experience may differ substantially from the actuarial assumptions. Future reserves are subject to the nature and frequency of claims, medical cost inflation and changes in the insurance deductibles of the applicable insurance policies.

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

At June 30, 2008, the reserve for warranties was $6.4 million. Specific terms and conditions for warranties vary from one year to ten years and are based on geographic market and state regulations. The reserve for these claims is susceptible to change based on the estimated cost of the claim. We have a history of making reasonable estimates of warranties. However, due to uncertainties inherent in the estimation process, it is possible that actual warranty costs may vary from estimates. Revisions of estimated warranties are recognized in the period such revisions are known.

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

RECENT ACCOUNTING PRINCIPLES

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles. This accounting principle identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. This accounting principle was adopted June 2008 and had no impact on consolidated financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities. This accounting principle enhances disclosure for derivative instruments and hedging activities and their effects on consolidated financial position, results of operations and cash flows. Specifically, enhanced disclosures will include objectives and strategies for using derivatives, including underlying risk and accounting designation, as well as fair values, gains and losses. This accounting principle was adopted June 2008 and had no impact on consolidated financial position, results of operations or cash flows.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations. This accounting principle requires acquisition accounting (purchase accounting) be applied to all business combinations in which control is obtained regardless of consideration and for an acquirer to be identified for each business combination. Additionally, this accounting principle requires acquisition-related costs and restructuring costs at the date of acquisition to be expensed rather than allocated to the assets acquired and the liabilities assumed; minority interests, including goodwill, to be recorded at fair value at the acquisition date; recognition of the fair value of assets and liabilities arising from contractual contingencies and contingent consideration (payments conditioned on the outcome of future events) at the acquisition date; recognition of bargain purchase (acquisition-date fair value exceeds consideration plus any noncontrolling interest) as a gain; and recognition of changes in deferred taxes. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively. Earlier adoption is prohibited. Adoption is not expected to have an impact on consolidated financial position, results of operations or cash flows.

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

•	our business model;
•	our ability to implement and maintain cost structures that align with revenue trends;
•	our liquidity is dependent on operating performance, compliance with financial covenants and cash resources;
•	changes in the business models of our customers may limit our ability to provide building products and construction services required by our customers;
•	the integration of acquired businesses may not result in anticipated cost savings and revenue synergies being fully realized or may take longer to realize than expected;
•	losses of and changes in customers;
•	availability of and our ability to attract, train and retain qualified individuals;
•	fluctuations in our costs and availability of sourcing channels for commodity wood products, concrete, steel and other building materials;
•	intense competition;
•	weather conditions including natural catastrophic events;
•	exposure to construction defect and product liability claims as well as other legal proceedings;
•	disruptions in our information systems;
•	actual and perceived vulnerabilities as a result of terrorist activities and armed conflict;
•	costs and/or restrictions associated with federal, state and other regulations; and
•	numerous other matters of a local and regional scale, including those of a political, economic, business, competitive or regulatory nature.

Risks related to our shares may include, however are not limited to:

•	price for our shares may fluctuate significantly; and
•	anti-takeover defenses and certain provisions could prevent an acquisition of our company or limit share price.

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

Interest Rate Risk
Changes in interest expense occur when market interest rates change. Changes in the amount of debt could also increase interest rate risks. We use interest rate swap contracts to hedge interest rate risks. Approximately 59% of the outstanding variable rate borrowings have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. After giving effect to the interest rate swap contracts, total borrowings are 53% fixed and 47% variable. Based on debt outstanding as of June 30, 2008, a 0.25% increase in interest rates would result in approximately $0.4 million of additional interest expense annually.

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

The U.S. homebuilding industry experienced a sharp contraction in the production of single-family homes in 2007. Following a slowdown in production in 2006, the housing market was negatively impacted by an excess inventory of unsold homes, deteriorating consumer confidence, declining affordability, tightening lending standards, reduced availability of credit and economic concerns. Single-family building permits for the U.S. were down 40% for the twelve months ended June 2008 and 29% for 2007.

In our markets, single-family building permits declined 49% for the first half of 2008 and 35% for 2007. The decline was widespread across all our markets for both building products and construction services. Lower sales from weakening buyer demand and increased competition for fewer contracts led to declines in our margins, particularly for construction services. We expect market conditions will continue to be challenging and may apply further pressure to our sales, margins and operating results.

All of these factors could limit demand for home construction and may result in lower sales of our building products and construction services as well as lower operating results due to our inability to align our cost structure with these sales trends.

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
When we experience slower periods of homebuilding activity, acquire new businesses or expand existing operations, we may experience inefficiencies in our cost structures. In response to the current challenging economic and industry conditions, we have implemented restructuring plans that include closure or consolidation of underperforming business units and consolidation of certain administrative functions. Our evaluation of and changes to expenses in response to declining sales may not be realized or timely, leading to higher costs and lower returns on sales.

Our liquidity is dependent on operating performance, compliance with financial covenants and cash resources.
Liquidity is essential to our business. We fund working capital requirements and necessary capital expenditures with cash flow from operations and seasonal borrowings under our credit facility. Should we experience a substantial deterioration in operating performance, our ability to obtain funding from operations or our credit facility could be impacted.

Our credit facility requires quarterly compliance with financial covenants including minimum net worth and minimum earnings before interest, taxes, depreciation and amortization as well as annual compliance with minimum interest coverage ratio. Operating results, particularly net income, are a primary factor for these covenants and our ability to comply with these covenants depends on our operating performance. The significant and ongoing correction in single-family housing starts has negatively impacted our operating performance.

Due to lower than planned operating performance, as of June 2008 we were not in compliance with the financial covenants of our credit facility. Similarly due to operating losses and impairments, as of December 2007 we were not in compliance with these financial covenants. Temporary waivers for these financial covenants were obtained in August 2008 and February 2008. The August 2008 waiver agreement temporarily waives financial covenants until September 30, 2008 and limits borrowings under the revolver to $60 million. As of August 11, 2008, $29.2 million was outstanding under the revolver.

We are currently in negotiations with our lenders regarding a potential amendment to the terms of the credit facility. Negotiations include establishing financial covenants consistent with the current and foreseeable housing market conditions. There is no assurance these negotiations will result in an amendment acceptable to us and the lenders.

If the waiver period terminates without an amendment to these financial covenants, or if we fail to comply with existing or new covenants, we may be in default and the lenders may have the right to cause all amounts borrowed to become due and payable immediately. Reduced operating cash flow and revolver borrowing base limitations may adversely affect our ability to finance operations or capital needs.

Changes in or perceptions of our liquidity or the liquidity of our suppliers and customers may adversely affect our cash flows and compound other risks. Suppliers of building products as well as customers of our building products and construction services we depend on may experience or perceive uncertain liquidity and cause changes in our liquidity. For example, vendors may disrupt supply with changes in terms such as credit and quantity limitations, pricing or payment. Similarly, customers may disrupt demand with changes in purchasing habits.

Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase borrowing costs, limit our access to capital markets or trigger unfavorable contractual obligations.

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

While economic and regulatory changes seek to reduce excess unsold home inventory and stabilize housing affordability, we may experience losses of and changes in customers. Our 5 largest customers represent 17% of consolidated sales. Additionally, diversification of our sales to more products and services for multi-family and light commercial projects may result in changes in our customer mix. The loss of one or more of our significant customers and changes in customer mix may adversely affect our financial condition, results of operations or cash flows.

Our success is dependent upon the availability of and our ability to attract, train and retain qualified individuals.
Competition for employees is especially intense in both building products distribution and construction services. Weak operating results may limit our ability to offer competitive compensation and benefits and may result in shortages of qualified labor and key personnel and limit our ability to complete contracts as well as obtain additional contracts with builders. Additional employment and eligibility requirements as well as enhanced and perceived enforcement from state and federal authorities could also limit the availability of qualified labor. We cannot guarantee that we will be successful in recruiting and retaining qualified employees in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2007, our Board of Directors authorized the repurchase of up to $25 million of our common shares through March 2008. The repurchase program expired in March 2008 with no repurchases.

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

Ratification of Independent Registered Public Accountants
Our shareholders ratified the selection of KPMG LLP as our independent registered public accountants at the annual meeting and votes were cast as follows:

For	Withheld	Abstain	Not Voted
22,875,750	2,178,008	121,075	0

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

	Number	Description

	10.10.2	Limited Waiver Agreement Dated as of xMonth xDate, 2008

	31.1	Section 302 Certification

	31.2	Section 302 Certification

	32.0	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDING MATERIALS HOLDING CORPORATION
Date: August 14, 2008	/s/ Robert E. Mellor
Robert E. Mellor Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	/s/ William M. Smartt
William M. Smartt Senior Vice President and Chief Financial Officer (Principal Financial Officer)