Form 10-Q
period 2008-09-30
BUILDING MATERIALS HOLDING CORP
filed 2008-11-06
CIK 1046356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock as of November 5, 2008 was 29,691,028.

BUILDING MATERIALS HOLDING CORPORATION

FORM 10-Q

For the Period Ended September 30, 2008

Item 1. Financial Statements

Building Materials Holding Corporation
Consolidated Statements of Operations
(thousands, except per share data)
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30		Year Ended December 31
	2008	2007	2008	2007	2007
Sales
Building products	$184,568	$265,652	$563,116	$785,378	$997,035
Construction services	179,862	328,387	528,882	990,835	1,182,038
Total sales	364,430	594,039	1,091,998	1,776,213	2,179,073

Costs and operating expenses
Cost of goods sold
Building products	139,569	192,879	416,837	569,681	722,786
Construction services	162,439	285,739	478,954	853,730	1,027,796
Impairment of assets	3,856	—	12,325	—	272,152
Selling, general and administrative expenses	86,850	106,227	269,799	321,021	422,694
Other expense (income), net	763	(1,797)	(5,953)	(13,839)	(9,971)
Total costs and operating expenses	393,477	583,048	1,171,962	1,730,593	2,435,457

(Loss) income from operations	(29,047)	10,991	(79,964)	45,620	(256,384)

Interest expense	16,085	8,751	36,969	26,470	33,800

(Loss) income from continuing operations before income taxes and minority interests	(45,132)	2,240	(116,933)	19,150	(290,184)

Income tax (expense) benefit	(971)	(121)	(4,363)	(4,904)	25,670
Minority interests (income) loss	—	(548)	63	(1,189)	(1,253)
(Loss) income from continuing operations	(46,103)	1,571	(121,233)	13,057	(265,767)

(Loss) income from discontinued operations prior to sale	(4,582)	457	(10,290)	5,235	2,937
Impairment of assets	873	—	7,085	—	64,922
Gain on sale of discontinued operations	—	3,722	—	3,722	20,029
Income tax benefit (expense)	6,352	(1,582)	27,600	(3,395)	(4,990)
Income (loss) from discontinued operations	897	2,597	10,225	5,562	(46,946)

Net (loss) income	$(45,206)	$4,168	$(111,008)	$18,619	$(312,713)

Net (loss) income per share:
Continuing operations	$(1.58)	$0.05	$(4.17)	$0.46	$(9.23)
Discontinued operations	0.03	0.09	0.35	0.19	(1.63)
Basic	$(1.55)	$0.14	$(3.82)	$0.65	$(10.86)

Continuing operations	$(1.58)	$0.05	$(4.17)	$0.44	$(9.23)
Discontinued operations	0.03	0.09	0.35	0.19	(1.63)
Diluted	$(1.55)	$0.14	$(3.82)	$0.63	$(10.86)

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Balance Sheets
(thousands)
(unaudited)

	September 30 2008	December 31 2007		September 30 2008	December 31 2007
Assets			Liabilities, Minority Interests and Shareholders’ Equity
Cash and cash equivalents	$55,644	$60,587
Marketable securities	—	1,872
Receivables, net of allowances			Accounts payable	$50,271	$74,025
of $12,630 and $4,656	177,634	200,995	Accrued compensation	32,330	31,537
Inventory	90,054	115,524	Insurance deductible reserves	21,603	27,189
Unbilled receivables	26,903	39,189	Other accrued liabilities	34,503	28,989
Income tax receivable	58,942	9,812	Billings in excess of costs and estimated
Deferred income taxes	—	11,470	earnings	27,640	20,977
Prepaid expenses and other	5,174	8,973	Current portion of long-term debt	68,807	4,923
Assets of discontinued operations	12,322	10,492	Liabilities of discontinued operations	4,272	8,533
Current assets	426,673	458,914	Current liabilities	239,426	196,173

Property and equipment			Insurance deductible reserves	25,144	27,898
Land	35,989	60,052	Long-term debt	290,120	343,937
Buildings and improvements	134,749	135,009	Other long-term liabilities	34,162	44,503
Equipment	165,859	185,958
Construction in progress	6,411	16,134	Minority interests	—	8,591
Accumulated depreciation	(155,493)	(155,083)
Assets held for sale	33,861	—	Commitments and contingent liabilities	—	—
Marketable securities	—	40,039
Deferred income taxes	—	11,269	Shareholders’ equity
Deferred loan costs	4,871	4,358	Common shares, $0.001 par value:
Other long-term assets	25,274	30,956	authorized 50 million shares; issued and
Other intangibles, net	44,552	58,310	outstanding 29.5 and 29.2 million shares	29	29
Goodwill	13,750	14,196	Additional paid-in capital	167,849	164,043
Assets of discontinued operations	—	14,732	Deferred compensation common shares obligation	1,308	1,427
	$736,496	$874,844	Deferred compensation common shares	(1,308)	(1,427)
			(Accumulated deficit) retained earnings	(16,526)	94,482
			Accumulated other comprehensive loss, net	(3,708)	(4,812)
			Shareholders’ equity	147,644	253,742
				$736,496	$874,844

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Shareholders’ Equity
(thousands)
(unaudited)

	Nine Months Ended September 30		Year Ended December 31
	2008	2007	2007
Common shares - beginning balance	$29	$29	$29
Shares issued from Incentive and Performance Plans	—	—	—
Shares issued upon exercise of warrants	—	—	—
Common Shares	$29	$29	$29

Additional paid-in capital - beginning balance	$164,043	$154,405	$154,405
Shares issued from Incentive and Performance Plans
Options exercised - Management	9	167	203
(Taxes) tax benefit for share options exercised	(529)	82	29
Restricted shares - Management	1,123	2,643	2,614
Unearned compensation	(1,123)	(2,643)	(2,614)
Tax benefit for dividends on restricted shares	—	—	63
Shares - Directors	402	405	405
Earned compensation
Options - Management	2,548	3,928	5,177
Restricted shares - Management	1,287	2,445	3,317
(Taxes) tax benefit for vested restricted shares	(723)	167	167
Shares issued from Employee Stock Purchase Plan	30	277	277
Warrants
Fair value of warrants issued	782	—	—
Warrants exercised	—	—	—
Additional paid-in capital	$167,849	$161,876	$164,043

Deferred compensation common shares obligation - beginning balance	$1,427	$1,200	$1,200
Shares purchased with deferred compensation	279	350	364
Shares purchased with dividends	11	28	38
Distributions	(409)	(174)	(175)
Deferred compensation common shares obligation	$1,308	$1,404	$1,427

Deferred compensation common shares - beginning balance	$(1,427)	$(1,200)	$(1,200)
Shares purchased with deferred compensation and dividends	(290)	(378)	(402)
Distributions	409	174	175
Deferred compensation common shares	$(1,308)	$(1,404)	$(1,427)

Retained earnings - beginning balance	$94,482	$418,927	$418,927
Net (loss) income	(111,008)	18,619	(312,713)
Cash dividends on common shares	—	(8,794)	(11,732)
(Accumulated deficit) retained earnings	$(16,526)	$428,752	$94,482

Accumulated other comprehensive (loss) income, net - beginning balance	$(4,812)	$(732)	$(732)
Interest rate swap contracts - active:
Unrealized gain (loss)	1,836	(1,797)	(7,673)
Notional reduction settlement payments	2,591	—	—
(Taxes) tax benefit for unrealized gain (loss)	(1,696)	678	2,933
Interest rate swap contracts - terminated:
Notional reduction settlement payments	(2,591)	—	—
Amortization of notional reduction settlement payments	734	—	—
Tax benefit (taxes) for unrealized (loss) gain	706	—	—
Marketable securities:
Unrealized (loss) gain	(721)	639	1,000
Tax benefit (taxes) for unrealized (loss) gain	245	(217)	(340)
Accumulated other comprehensive (loss) income, net	$(3,708)	$(1,429)	$(4,812)

Shareholders’ Equity	$147,644	$589,228	$253,742

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Comprehensive (Loss) Income
(thousands)
(unaudited)

	Nine Months Ended September 30		Year Ended December 31
	2008	2007	2007

Net (loss) income	$(111,008)	$18,619	$(312,713)

Unrealized gain (loss) on interest rate swap contracts:
Interest rate swap contracts - active:
Unrealized gain (loss)	$1,836	$(1,797)	$(7,673)
Notional reduction settlement payments	2,591	—	—
(Taxes) tax benefit for unrealized gain (loss)	(1,696)	678	2,933
Interest rate swap contracts - terminated:
Notional reduction settlement payments	(2,591)	—	—
Amortization of notional reduction settlement payments	734	—	—
Tax benefit (taxes) for unrealized (loss) gain	706	—	—
	$1,580	$(1,119)	$(4,740)
Unrealized (loss) gain on marketable securities:
Unrealized (loss) gain	$(721)	$639	$1,000
Tax benefit (taxes) for unrealized (loss) gain	245	(217)	(340)
	$(476)	$422	$660

Comprehensive (loss) income	$(109,904)	$17,922	$(316,793)

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Cash Flows
(thousands)
(unaudited)

	Nine Months Ended September 30		Year Ended December 31
	2008	2007	2007
Operating Activities
Net (loss) income	$(111,008)	$18,619	$(312,713)
Items in net (loss) income not using (providing) cash:
Minority interests (loss) income, net	(63)	790	853
Depreciation and amortization	29,393	36,509	48,781
Deferred loan cost amortization	1,235	842	1,123
Deferred loan cost write off	6,969	—	—
Amortization of interest rate swap contracts notional reduction settlement payments	734	—	—
Impairment of assets	19,410	—	337,074
Share-based compensation	4,178	6,722	8,944
Gain on sale of discontinued operations	—	(3,722)	(20,029)
Gain on sale of assets, net	(2,865)	(8,738)	(8,789)
Realized (gain) loss on marketable securities	(542)	15	(408)
Deferred income taxes	21,994	3,649	(19,452)
Accrued loss for acquisition purchase obligation	—	—	5,500
Changes in assets and liabilities, net of effects of acquisitions and divestitures of business units:
Receivables, net	20,791	(14,498)	68,385
Inventory	26,417	5,482	24,599
Unbilled receivables	12,007	(11,058)	3,610
Income tax receivable	(49,130)	(1,404)	(7,304)
Prepaid expenses and other current assets	3,971	(2,542)	(454)
Accounts payable	(9,409)	9,543	(22,621)
Accrued compensation	(3,262)	(6,173)	(16,536)
Insurance deductible reserves	(6,577)	3,893	3,557
Other accrued liabilities	3,285	(10,294)	(13,033)
Billings in excess of costs and estimated earnings	5,327	2,790	(3,843)
Other long-term assets and liabilities	4,023	(10,595)	(12,560)
Other, net	(745)	461	2,595
Cash flows (used) provided by operating activities	(23,867)	20,291	67,279

Investing Activities
Purchases of property and equipment	(14,342)	(21,771)	(32,995)
Acquisitions and investments in businesses, net of cash acquired	(8,475)	(76,440)	(80,961)
Proceeds from dispositions of property and equipment	12,424	16,325	16,905
Proceeds from sale of discontinued operations	—	9,592	27,176
Purchase of marketable securities	(28,589)	(26,447)	(35,239)
Proceeds from sales of marketable securities	70,221	26,161	52,650
Other, net	(2,340)	(290)	(628)
Cash flows provided (used) by investing activities	28,899	(72,870)	(53,092)

Financing Activities
Net borrowings under revolver	29,200	28,700	—
Principal payments on term notes	(16,681)	(2,625)	(3,500)
Interest rate swap contracts notional reduction settlement payments	(2,591)	—	—
Net payments on other notes	(2,109)	(4,523)	(4,505)
Decrease in book overdrafts	(5,008)	(275)	(7,609)
Proceeds from share options exercised	9	167	203
(Taxes) tax benefit for share-based compensation	(1,252)	249	259
Dividends paid	(2,938)	(8,771)	(11,709)
Deferred financing costs	(8,717)	—	—
Distributions to minority interests	—	(1,223)	(1,223)
Other, net	112	212	212
Cash flows (used) provided by financing activities	(9,975)	11,911	(27,872)

Decrease in Cash and Cash Equivalents	(4,943)	(40,668)	(13,685)

Cash and cash equivalents, beginning of period	60,587	74,272	74,272
Cash and cash equivalents, end of period	$55,644	$33,604	$60,587

Supplemental Disclosure of Cash Flow Information
Accrued but unpaid dividends	$—	$2,938	$2,938
Cash paid for interest	$28,743	$25,595	$32,827
Cash paid for income taxes	$3,181	$7,569	$7,233

Supplemental Schedule of Investing Activities
Fair value of assets acquired	$—	$12,999	$12,999
Liabilities of acquisitions (extinguished)	$(8,475)	$840	$(3,680)
Cash paid for acquisitions made this period	$8,475	$12,159	$16,679
Cash paid for acquisitions made in prior period	$—	$64,281	$64,282

Supplemental Schedule of Financing Activities
Fair value of warrants issued	$782	$—	$—
Discount on warrants issued	$(782)	$—	$—

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

Nature of Operations
Building Materials Holding Corporation (BMHC) provides building products and construction services to professional homebuilders and contractors in western and southern regions of the United States. We distribute building products, manufacture building components (millwork, floor and roof trusses and wall panels) and provide construction services to professional builders and contractors through a network of 35 distribution facilities, 53 manufacturing facilities and 5 regional construction services facilities. Based on National Association of Home Builders building permit activity, we provide building products and construction services in 10 of the top 25 single-family construction markets.

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

Property and Equipment
Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements that extend useful life. Certain costs of software are capitalized provided those costs are not research and development and certain other criteria are met. Capitalized interest was $0.8 million for the period ended September 30, 2008, $0.2 million for the period ended September 30, 2007 and $0.3 million for 2007. Expenditures for other maintenance and repairs are expensed as incurred. Gains and losses from sales and retirements are included in Other expense (income), net as they occur. Depreciation is calculated using the straight-line method over the economic useful lives of the assets. The estimated useful lives of depreciable assets are generally:

•  ten to thirty years for buildings and improvements,
•  seven to ten years for machinery and fixtures,
•  three to ten years for handling and delivery equipment and
•  three to ten years for software development costs.

To improve financial returns, we periodically evaluate our investments in property and equipment. As a result, property and equipment may be consolidated, leased or sold. For continuing operations, we recognized a gain of $3.7 million for the period ended September 30, 2008, a gain of $8.4 million for the period ended September 30, 2007 and a gain of $8.4 million for 2007 from the sales of property and equipment.

Assets Held for Sale
Assets held for sale are measured at the lower of carrying amount or fair value less costs to sell and are no longer depreciated. These assets are being actively marketed for sale at a price that is reasonable in relation to their carrying amounts. Any gain or loss arising from the sale of these assets is included in Other expense (income), net. Assets held for sale are as follows (thousands):

September 30 2008
Property and equipment
Land	$21,600
Buildings and improvements	—
Equipment	12,261
$33,861

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

Derivative Instruments and Hedging Activities
We are exposed to certain risks related to business operations, some of which we may seek to manage with derivative instruments and hedging activities. The primary risk managed with derivative instruments is interest rate risk. Interest rate swap contracts are entered into to manage interest rate risk associated with variable-rate borrowings. These interest rate swap contracts are accounted for as cash flow hedges.

The fair value of derivative instruments is based on pricing models using current market rates. The fair value of interest rate swap contracts is recorded as an asset or liability and the effective portion of the gain or loss is recorded as a component of Accumulated other comprehensive (loss) income, net, a separate component of shareholders’ equity, and is subsequently reclassified into Interest expense as interest expense is recognized on the term note. The ineffective portion, if any, of the change in the value of the interest rate swap contracts is immediately recognized as a component of interest expense.

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

Shipping and Handling
Shipping and handling costs for manufactured building components and construction services are included as a component of cost of goods sold. Shipping and handling costs for building products are included as a component of selling, general and administrative expenses and were $45.0 million for the period ended September 30, 2008, $53.0 million for the period ended September 30, 2007 and $69.7 million for 2007.

Reclassifications
Certain reclassifications, none of which affected previously reported consolidated results of operations, cash flows or shareholders’ equity, have been made to amounts reported in prior periods to conform to the current period presentation.

Recent Accounting Principles
In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles. This accounting principle identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. This accounting principle is effective November 2008 and is not expected to have any impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities. This accounting principle enhances disclosure for derivative instruments and hedging activities and their effects on consolidated financial position, results of operations and cash flows. Specifically, enhanced disclosures will include objectives and strategies for using derivatives, including underlying risk and accounting designation, as well as fair values, gains and losses. This accounting principle was adopted June 2008 and had no impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements. This accounting principle eliminates noncomparable accounting for minority interests. Specifically, minority interests are presented as a component of shareholders’ equity; consolidated net income includes amounts attributable to both the parent and minority interest and is disclosed on the face of the income statement; changes in the ownership interest are accounted for as equity transactions if ownership remains controlling; purchase accounting for acquisitions of noncontrolling interests and acquisitions of additional interests is eliminated; and deconsolidated controlling interests are recognized based on fair value consistent with Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively, however presentation and disclosure will be adopted retrospectively for all periods presented. Earlier adoption is prohibited. Adoption is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations. This accounting principle requires acquisition accounting (purchase accounting) be applied to all business combinations in which control is obtained regardless of consideration and for an acquirer to be identified for each business combination. Additionally, this accounting principle requires acquisition-related costs and restructuring costs at the date of acquisition to be expensed rather than allocated to the assets acquired and the liabilities assumed; minority interests, including goodwill, to be recorded at fair value at the acquisition date; recognition of the fair value of assets and liabilities arising from contractual contingencies and contingent consideration (payments conditioned on the outcome of future events) at the acquisition date; recognition of bargain purchase (acquisition-date fair value exceeds consideration plus any noncontrolling interest) as a gain; and recognition of changes in deferred taxes. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively. Earlier adoption is prohibited. Adoption is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

2. Liquidity

Liquidity is essential to our business. We fund working capital requirements and necessary capital expenditures with cash flow from operations and seasonal borrowings under our credit facility. Should we experience a substantial deterioration in operating performance, our ability to obtain funding from operations or our credit facility could be impacted.

We obtained waivers for financial covenants related to our credit facility due to lower than planned operating performance as of both June 2008 and December 2007. On September 30, 2008, we entered into an amendment to our credit facility with our lenders. The amended credit facility continues to provide a $200 million revolver subject to borrowing base limitations and a $340 million term note maturing in November 2011. As of September 30, 2008, $29.2 million was outstanding under the revolver and $328.9 million was outstanding under the term note.

Our amended credit facility requires monthly compliance with financial covenants including minimum liquidity and adjusted earnings before interest, taxes, depreciation and amortization (monthly Adjusted EBITDA) at least through 2010. If our leverage ratio is at a certain maximum as of September 30, 2010, the monthly Adjusted EBITDA may be replaced with quarterly compliance with a leverage ratio and interest coverage ratio. Operating results, particularly income from continuing operations, are a primary factor for these covenants and our ability to comply with these covenants depends on our operating performance. The significant and ongoing correction in single-family housing starts has negatively impacted and may continue to negatively impact our operating performance.

The continued challenges in the homebuilding industry may impact our ability to comply with these covenants in the future. If we fail to comply with covenants, we may be in default and the lenders may have the right to cause all amounts borrowed to become due and payable immediately. Reduced operating cash flow and revolver borrowing base limitations may adversely affect our ability to finance operations or capital needs.

3. Restructuring

In May 2008, we initiated a comprehensive analysis of our businesses operations to improve cash flow and profitability as well as rationalize our operations for the current conditions of the homebuilding industry. The plan places a priority on efficient use of capital and higher returns and focuses on closing and consolidating underperforming business units as well as improving business processes. As a result, by the end of the fourth quarter of 2008 we expect to:
•	close 34 underperforming units,
•	consolidate 12 underperforming units with other business units and
•	consolidate administrative functions of information systems, reporting, accounts payable and human resources.

Our restructuring plans do not include formal severance plans for employees affected by the closures and consolidations of underperforming business units or enhancements to administrative functions.

As of September 30, 2008, the estimated charges expected to be incurred and recognized in (loss) from continuing operations were as follows (thousands):

	Estimated Charges	Recognized Nine Months Ended September 30 2008	Total Remaining
Impairment of assets	$4,980	$4,980	$—
Operating lease obligations	4,744	4,744	—
	$9,724	$9,724	$—

Impairments of assets were determined based on available market data and are recognized in Impairment of assets. Operating lease obligations represent the present value of contractual rental payments offset by estimated sublease income and are recognized in Selling, general and administrative expenses.

Activity related to restructuring plans for the period ended September 30, 2008 was as follows (thousands):

	Recognized Nine Months Ended September 30 2008	Cash Payments	Non-cash Charges	Liability Balance at September 30 2008
Impairment of assets	$4,980	$—	$4,980	$—
Operating lease obligations	4,744	390	700	3,654
	$9,724	$390	$5,680	$3,654

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

As a result of our ongoing evaluations of underperforming business units, property and equipment, intangibles and goodwill specific to these business units were identified as impaired. The following impairments were recognized in (loss) from continuing operations for the third quarter of 2008:

•	$0.7 million for covenants not to compete,
•	$3.0 million for certain property and equipment held for sale and
•	$0.2 million for goodwill.

The following impairments were recognized in (loss) from continuing operations for the second quarter of 2008:

•	$6.2 million for certain customer relationships and covenants not to compete,
•	$1.3 million for leasehold improvements,
•	$0.7 million for certain property and equipment held for sale and
•	$0.3 million for goodwill.

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

5. Discontinued Operations

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

•
In September 2007, we sold three building materials distribution businesses in Western Colorado. The businesses were sold for $11.4 million, consisting of $9.6 million cash and a $1.8 million note receivable and resulted in recognition of an initial gain of $3.7 million. In December 2007, the remaining real estate for one of these operations was sold for $17.6 million cash and resulted in recognition of a gain of $16.3 million. These business units represented approximately 1% of sales.

Assets, liabilities, sales and income (loss) after related income taxes (benefit) for these operations are separately reported from continuing operations and were as follows (thousands):

	September 30 2008	December 31 2007
Assets	$12,322	$25,224
Liabilities	$4,272	$8,533

	Three Months Ended September 30		Nine Months Ended September 30		Year Ended December 31
	2008	2007	2008	2007	2007
Sales
Building products	$743	$11,893	$2,021	$33,391	$33,955
Construction services	$11,235	$23,351	$36,509	$85,900	$101,649

Income (loss) from discontinued operations	$897	$2,597	$10,225	$5,562	$(46,946)

6. Net (Loss) Income Per Share

Net (loss) income per share was determined using the following information (thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30		Year Ended December 31
	2008	2007	2008	2007	2007
(Loss) income from continuing operations	$(46,103)	$1,571	$(121,233)	$13,057	$(265,767)
Income (loss) from discontinued operations	897	2,597	10,225	5,562	(46,946)
Net (loss) income	$(45,206)	$4,168	$(111,008)	$18,619	$(312,713)

Weighted average shares - basic	29,196	28,945	29,027	28,800	28,807
Effect of dilutive:
Share options	—	512	—	598	—
Restricted shares	—	99	—	142	—
Warrants	—	—	—	—	—
Weighted average shares - assuming dilution	29,196	29,556	29,027	29,540	28,807

Net (loss) income per share:
Continuing operations	$(1.58)	$0.05	$(4.17)	$0.46	$(9.23)
Discontinued operations	0.03	0.09	0.35	0.19	(1.63)
Basic	$(1.55)	$0.14	$(3.82)	$0.65	$(10.86)

Continuing operations	$(1.58)	$0.05	$(4.17)	$0.44	$(9.23)
Discontinued operations	0.03	0.09	0.35	0.19	(1.63)
Diluted	$(1.55)	$0.14	$(3.82)	$0.63	$(10.86)

Cash dividends declared per share	$—	$0.10	$—	$0.30	$0.40

Certain share options, restricted shares and warrants are excluded from the computation of diluted net (loss) income per share:

•	options and warrants with exercise prices greater than the average market value of the common shares (out-of-the-money) and
•	unrecognized compensation expense for restricted shares with after-tax proceeds greater than the average market value of the common shares.

Options, restricted shares and warrants excluded from the computation of diluted net (loss) income per share will change based on additional grants as well as the average market value of the common shares for the period. These options, restricted shares and warrants that are not dilutive and therefore excluded from the computation of diluted net (loss) income per share were as follows (thousands, except share price data):

	Three Months Ended September 30		Nine Months Ended September 30		Year Ended December 31
	2008	2007	2008	2007	2007
Average market value of shares	$2	$13	$3	$17	$14
Share options:
Exercise price range	$5 to $38	$15 to $38	$5 to $38	$15 to $38	$5 to $38
Not dilutive	2,698	1,328	2,698	1,328	2,978
Restricted shares:
Grant price range	$15 to $42	$17 to $42	$15 to $42	$34	$15 to $42
Not dilutive	255	299	255	2	410
Warrants:
Exercise price	$0.47	$—	$0.47	$—	$—
Not dilutive	2,825	—	2,825	—	—

7. Acquisitions and Minority Interests

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

•
In January 2008, we were required to purchase the remaining 49% interest in SelectBuild Illinois (RCI Construction) for $8.3 million in cash of which $2.4 million was paid in January 2008 and $5.9 million was paid in July 2008. The fair value of SelectBuild Illinois did not exceed its net book value. As a result, the $5.5 million excess of the purchase price for the minority interest over the recorded amount for the minority interest in SelectBuild Illinois was recognized as an expense in Other income, net in December 2007. In January 2005, we acquired an initial 51% interest for $4.9 million in cash. SelectBuild Illinois provides framing services to production homebuilders in the greater Chicago area.

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

Assets and liabilities acquired in acquisitions made in 2008 and 2007, including payments of amounts retained for settlement periods, were as follows (thousands):

	September 30 2008	December 31 2007		September 30 2008	December 31 2007
Receivables	$—	$(21)	Other accrued liabilities	$53	$(60,787)
Prepaid expenses and other	—	18
Current assets	—	(3)	Current liabilities	53	(60,787)

Property and equipment	—	216	Deferred income taxes	—	(917)
Other intangibles, net	—	2,287	Minority interests	(8,528)	(3,680)
Goodwill	—	13,077
	$—	$15,577		$(8,475)	$(65,384)

Had the SelectBuild Mechanical acquisition in June 2008 and the SelectBuild Illinois acquisition in January 2008 taken place as of the beginning of 2007, pro forma results of operations would not have been significantly different from reported amounts.

8. Marketable Securities

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

The fair values of these marketable securities were as follows (thousands):

	September 30 2008	December 31 2007
U.S. government and agencies	$—	$18,380
Asset backed securities	—	9,798
Corporate securities	—	13,733
	$—	$41,911

Contractual maturities were as follows (thousands):

	September 30 2008	December 31 2007
Less than 1 year	$—	$1,872
Due in 1 to 2 years	—	12,683
Due in 2 to 5 years	—	27,356
	$—	$41,911

Pursuant to our plans to terminate our captive insurance subsidiary, the marketable securities were sold and invested in money market funds as of September 30, 2008.

9. Intangible Assets and Goodwill

Intangible assets represent the values assigned to customer relationships, covenants not to compete, trade names and favorable leases. Intangible assets are amortized on a straight-line basis over their expected useful lives. Customer relationships are amortized over 3 to 10 years, covenants not to compete over 3 to 5 years and favorable leases over 2 to 5 years. Amortization expense for intangible assets was $6.9 million for the period ended September 30, 2008, $11.4 million for the period ended September 30, 2007 and $15.1 million for 2007. Intangible assets consist of the following (thousands):

	September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$70,481	$(28,482)	$41,999
Covenants not to compete	8,602	(6,049)	2,553
Favorable leases	382	(382)	—
	$79,465	$(34,913)	$44,552

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$80,495	$(27,271)	$53,224
Covenants not to compete	10,611	(6,057)	4,554
Trade names	204	(204)	—
Favorable leases	780	(248)	532
	$92,090	$(33,780)	$58,310

Estimated amortization expense for intangible assets is $2.0 million for the remainder of 2008, $7.9 million for 2009, $7.4 million for 2010, $6.6 million for 2011, $6.4 million for 2012 and $14.3 million thereafter.

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

Changes in the carrying amount of goodwill were as follows:

	September 30 2008	December 31 2007
Balance at beginning of period	$14,196	$308,000
Purchase price adjustment	—	(182)
Goodwill acquired	—	13,259
Impairment	(446)	(306,881)
Balance at end of period	$13,750	$14,196

While goodwill is tested for impairment annually and not amortized for financial statement purposes, goodwill may be deductible for income tax purposes. Certain goodwill is non-deductible. Changes to non-deductible goodwill were as follows (thousands):

	September 30 2008	December 31 2007
Balance at beginning of period	$3,460	$41,362
Goodwill acquired	—	(4,656)
Impairment	—	(33,246)
Balance at end of period	$3,460	$3,460

10. Debt

Long-term debt consists of the following (thousands):

As of September 30, 2008			Notional Amount of Interest Rate Swaps	Effective Interest Rate
	Balance	Stated Interest Rate		Average for Quarter	As of September 30
Revolver	$29,200	LIBOR plus 5.25% or Prime plus 3.25% and 0.50% commitment fee	$—	8.6%	8.6%

Term note	328,944	LIBOR plus 5.25% or Prime plus 3.25%	150,000	8.5%	11.75%

Other	1,565	Various	—	—	—
	359,709		$150,000

Less: Current portion	68,807
Less: Unamortized discount	782
	$290,120

As of December 31, 2007			Notional Amount of Interest Rate Swaps	Effective Interest Rate
	Balance	Stated Interest Rate		Average for Year	As of December 31
Revolver	$—	LIBOR plus 1.50% or Prime plus 0.25% and 0.25% commitment fee	$—	8.8%	n/a

Term note	345,625	LIBOR plus 2.50% or Prime plus 1.25%	200,000	7.7%	7.5%

Other	3,235	Various	—	—	—
	348,860		$200,000

Less: Current portion	4,923
	$343,937

On September 30, 2008, we entered into an amendment to our credit facility with our lenders. The amended credit facility continues to provide a $200 million revolver subject to borrowing base limitations and a $340 million term note maturing in November 2011.

•	Revolver
The $200 million revolver is subject to borrowing base limitations and matures in November 2011. The revolver may consist of both LIBOR and Prime based borrowings. The variable interest rate for the revolver was increased to LIBOR plus 5.25% or Prime plus 3.25%. Minimum LIBOR interest is 3.0%. Additionally, a commitment fee for the unused portion is 0.50%. LIBOR interest is paid quarterly and Prime interest is paid monthly. As of September 30, 2008, $29.2 million of Prime based borrowings were outstanding under the revolver.

The effective interest rate is based on interest rates for the period as well as the commitment fee for the unused portion of the revolver.

Letters of credit outstanding that guaranteed performance or payment to third parties were $99.4 million as of September 30, 2008 and $106.7 million as of December 31, 2007. These letters of credit reduce the $200 million revolver commitment.

Total availability under the revolver is subject to a monthly borrowing base calculation that includes:

•	70% of certain accounts receivable,
•	50% of certain inventory,
•	25% of certain other inventory,
•	approximately 75% of the appraised value of certain property and equipment and
•	50% of the appraised value of real estate.

As of September 30, 2008, the unused borrowing base available under the revolver was $71.4 million.

•	Term Note
The term note matures in November 2011 and is payable in quarterly installments of $0.9 million with the remaining principal of $282.7 million payable in November 2011. The variable interest rate for the term note was increased to LIBOR plus 5.25% or Prime plus 3.25%. LIBOR interest is paid quarterly and Prime interest is paid monthly. In addition to the LIBOR and Prime interest rates, the term note includes an additional payment-in-kind interest or fee of 2.75% that is payable on the earlier of payoff or maturity. As of September 30, 2008, $328.9 million was outstanding under this term note.

•	Other
Other long-term debt consists of term notes, equipment notes and capital leases for equipment. Interest rates vary and dates of maturity are through March 2021. As of September 30, 2008, other long-term debt was $1.6 million.

Covenants and Maturities
Our amended credit facility requires monthly compliance with financial covenants including minimum liquidity and adjusted earnings before interest, taxes, depreciation and amortization (monthly Adjusted EBITDA) at least through 2010. If our leverage ratio is at a certain maximum as of September 30, 2010, the monthly Adjusted EBITDA may be replaced with quarterly compliance with a leverage ratio and interest coverage ratio. Operating results, particularly income from continuing operations, are a primary factor for these covenants and our ability to comply with these covenants depends on our operating performance. The significant and ongoing correction in single-family housing starts has negatively impacted and may continue to negatively impact our operating performance.

The amended credit facility requires certain proceeds and cash flows be applied to the credit facility as follows:

•  Revolver
▪	Proceeds from the liquidation of statutory funding requirements of our captive insurance subsidiary,
▪	30% of tax refunds and
▪	cash in excess of $25 million.

•  Term Note
▪	Proceeds from certain dispositions,
▪	70% of tax refunds and
▪	75% of excess cash flow as defined beginning in 2010.

Due to requirements to apply proceeds from the liquidation of our captive insurance subsidiary and tax refunds to the credit facility, the revolver balance of $29.2 million and 70% of an expected 2009 tax refund of $35.7 million have been classified as a current portion of long-term debt. The remaining $3.9 million of the current portion of long-term debt represents scheduled payments on the term note and other debt.

The amended credit facility continues to restrict our ability to incur additional indebtedness, pay dividends, repurchase shares, enter into mergers or acquisitions, use proceeds from equity offerings, make capital expenditures and sell assets. The amended credit facility is secured by all assets of our wholly-owned subsidiaries, except the assets of our captive insurance subsidiary.

In connection with the September 2008 amendment, 100% or $2.8 million of unamortized deferred loan costs related to the term note were recognized as interest expense in the third quarter of 2008. We also incurred approximately $3.8 million of costs in connection with the amendment and $2.0 million of these costs will be amortized over the remaining term of the credit facility whereas $1.8 million of these costs were recognized as interest expense in the third quarter of 2008.

In connection with the February 2008 amendment, 60% or $2.4 million of unamortized deferred loan costs related to the previous revolver were recognized as interest expense in the first quarter of 2008. We also incurred $4.9 million of fees in connection with the February 2008 amendment and these costs were to be amortized over the remaining term of our credit facility, however in connection with the September 2008 amendment, $2.8 million of these unamortized costs were recognized as interest expense in the third quarter of 2008.

Scheduled maturities of long-term debt are as follows (thousands):

2008	$1,018
2009	68,730
2010	3,727
2011	285,421
2012	65
Thereafter	748
$359,709

Discount for Warrants
In connection with the amendment of our credit facility in September 2008, we issued warrants that entitle the lenders to purchase approximately 8.75% or 2.8 million of our common shares at a purchase price of $0.47 per common share, the closing price on the NYSE on September 30, 2008. These warrants may be exercised through September 2015.

The fair value of the warrants of $0.8 million was recorded as a discount on the term note. Amortization of the discount will be recognized ratably through November 2011, the remaining term of our credit facility.

Hedging Activities
In addition to the amendment to our credit facility in September 2008, we amended our interest rate swap contracts to lower amounts and a maturity matching the credit facility. The interest rate swap contracts effectively convert $150 million of variable rate borrowings to a fixed interest rate of 9.6% through November 2011, thus reducing the impact of increases in interest rates on future interest expense. Additionally, the notional amount of the interest rate swap contracts will be ratably reduced to zero through the maturity of November 2011.

Approximately 46% of the outstanding variable rate borrowings have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. After giving effect to the interest rate swap contracts, total borrowings were 42% fixed and 58% variable. Management may choose not to swap variable rates to fixed rates or may terminate a previously executed swap if the variable rate positions are more beneficial.

The fair value of the interest rate swap contracts was a liability of $4.2 million and a corresponding unrealized tax benefit of $1.6 million as of September 30, 2008. The corresponding unrealized loss for the interest rate swap contracts and unrealized tax benefit were recorded in accumulated other comprehensive (loss) income, net a separate component of shareholders’ equity. A corresponding deferred tax asset for the unrealized tax benefit was not recognized as there may be an inability to utilize this deferred tax asset.

To amend our interest rate swap contracts in September 2008, payments of $2.6 million were made to settle a portion of the interest rate swap contracts liability and reduce the notional amount of the interest rate swap contracts. The corresponding unrealized loss of $2.6 million and unrealized tax benefit of $0.7 million remained in accumulated other comprehensive (loss) income, net a separate component of shareholders’ equity. A corresponding deferred tax asset for the unrealized tax benefit was not recognized as there may be an inability to utilize this deferred tax asset. The unrealized loss will be subsequently amortized to interest expense over the remaining term of our term note. Amortization to interest expense for this unrealized loss was $0.7 million for the period ended September 30, 2008.

The fair value and gains and losses on interest rate swap contracts are as follows (thousands):

	September 30, 2008		December 31, 2007
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Interest rate swap contracts	Other long-term liabilities	$4,209	Other long-term liabilities	$8,553

The effect of interest rate swap contracts on the consolidated statement of operations is as follows (thousands):

	Gain (Loss) Recognized in Accumulated Other Comprehensive (Loss) Income, Net
	Three Months Ended September 30		Nine Months Ended September 30		Year Ended December 31
	2008	2007	2008	2007	2007
Cash Flow Hedging Relationships:
Interest rate swap contracts	$1,389	$(5,488)	$1,836	$(1,797)	$(7,673)

	Loss (Gain) Reclassified from Accumulated Other Comprehensive (Loss) Income, Net
	Three Months Ended September 30		Nine Months Ended September 30		Year Ended December 31
	2008	2007	2008	2007	2007
Statement of Operations Location:
Interest expense	$1,624	$(137)	$2,970	$(410)	$(465)

11. Shareholders’ Equity

Preferred Shares
We are authorized to issue 2 million preferred shares, however none of these shares are issued. Under the terms of our Restated Certificate of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the preferred shares.

Common Shares
Our common shares have a par value of $0.001. We have 50 million shares authorized of which 29.5 million are issued and outstanding as of September 30, 2008.

Of the unissued shares, 6.3 million shares were reserved for the following:

Employee Stock Purchase Plan	1.6 million
2008 Stock Incentive Plan	1.9 million
Warrants	2.8 million

Warrants
In connection with the amendment of our credit facility in September 2008, we issued warrants that entitle the lenders to purchase approximately 8.75% or 2.8 million of our common shares at a purchase price of $0.47 per common share, the closing price on the NYSE on September 30, 2008. These warrants may be exercised through September 2015.

The fair value of these warrants was estimated on the date of grant using the modified Black-Scholes-Merton model. The following table presents the assumptions used in the valuation and the resulting fair value:

Nine Months Ended September 30 2008
Expected term (years)	5.5
Expected volatility	64.6%
Expected dividend yield	0.0%
Risk-free interest rate	3.0%
Exercise price	$0.47
Weighted average fair value	$0.28

These assumptions are based principally on historical experience. Due to uncertainties inherent in these assumptions, it is possible that actual value received may vary from the estimate of the fair value of these warrants.

The fair value of the warrants of $0.8 million was recorded as a discount on our term note. Amortization of the discount will be recognized ratably through November 2011, the remaining term of our credit facility.

No warrants have been exercised and all 2.8 million warrants are outstanding and exercisable as of September 30, 2008. Warrants exercised are settled with newly issued common shares. These warrants are not included in the calculation of basic income per share until exercised, however the common shares for these warrants are included in the calculation of diluted income per share.

Dividends
Cash dividends per common share were as follows:

	2008	2007
First quarter	$—	$0.10
Second quarter	—	0.10
Third quarter	—	0.10
Fourth quarter	—	0.10
	$—	$0.40

Our credit facility, amended in September 2008, prohibits the payment of cash dividends on our common shares. The determination of future dividend payments (cash or shares) will depend on many factors, including credit facility restrictions, financial position, results of operations and cash flows.

Repurchase Program
In March 2007, our Board of Directors authorized the repurchase of up to $25 million of our common shares through March 2008. The repurchase program expired in March 2008 with no shares repurchased.

Our credit facility, amended in September 2008, prohibits the repurchase of our common shares. The determination of future share repurchases will depend on many factors, including credit facility restrictions, financial position, results of operations and cash flows.

12. Employee Benefit Plans

Retirement Plans
•  Savings and Retirement Plan
We provide a savings and retirement plan for salaried and certain hourly employees whereby eligible employees may contribute a percentage of their earnings to a trust. Participants may defer up to 75% of their eligible compensation (base salary, annual incentive and long-term incentives) subject to the limitations imposed under the Internal Revenue Code.

Our matching contributions range from 50% of the first 6% to 25% of the first 4% of the participant’s contribution. Matching contributions are established at the discretion of the Compensation Committee of our Board of Directors in the first quarter. Vesting in matching contributions occurs at the rate of 20% per year of service, upon reaching age 65, or upon death, disability or certain other circumstances. Matching contributions of $2.4 million for the period ended September 30, 2008, $3.5 million for the period ended September 30, 2007 and $4.5 million for 2007 were made to the trusts based on a percentage of the contributions made by participants.

Participants may direct their contributions and matching contributions through any of the investment options offered, including self-directed brokerage accounts. Investment options are reviewed and may be revised quarterly by an Investment Committee comprised of management and advised by consultants.

•  Executive Deferred Compensation
We previously provided a deferred compensation plan for directors, executives and key employees. The objective of the plan was to provide executives and key employees with an additional opportunity to save for their retirement. Executive and key employee participants could defer up to 80% of their eligible compensation (base salary, annual incentive and medium term incentives). Director participants could defer 100% of their compensation. In September 2008 these plans were discontinued effective January 2009.

There are no minimum or guaranteed returns. Participants may elect distribution upon reaching a specific age, number of years or separation of service. Distributions may be a lump sum payment or monthly installments over 5 to 10 years.

Matching contributions were the same as the savings and retirement plan matching contribution percentage. Matching contributions were established at the discretion of the Compensation Committee of our Board of Directors in the first quarter. Matching contributions of an insignificant amount for the period ended September 30, 2008, $0.3 million for the period ended September 30, 2007 and $0.4 million for 2007 were made to the trust based on a percentage of the contributions made by participants.

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

•
Compensation deferred and invested in third-party investment options is recorded in Other long-term assets and Other long-term liabilities. As the investment is settled for the value of the underlying investments, changes in the fair value of the investments are recognized in Other income and changes in the fair value of the liability are recognized in Selling, general and administrative expenses. Fair value is based on market quotes. The fair value of these investments was $5.8 million at September 30, 2008 and $13.5 million at December 31, 2007.

•
Compensation deferred and invested in our common shares is recorded as a component of shareholders’ equity. As the investment is settled for the fixed number of common shares purchased, changes in fair value are not recognized. Rather purchases and distributions of the common shares are recorded at historical cost. The historical cost of these common shares was $1.3 million or 138,733 common shares at September 30, 2008 and $1.4 million or 105,189 common shares at December 31, 2007.

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

Contributions and the return are established at the discretion of the Compensation Committee of our Board of Directors in the first quarter. Participants are immediately vested in the contribution. Other than the contributions required by employment agreements of certain executives, the Compensation Committee decided to make no contributions to participants for 2007. Contributions required by employment agreements as well as the return, were $0.4 million for the period ended September 30, 2008, $2.7 million for the period ended September 30, 2007 and $2.7 million for 2007.

The cash surrender value of the company-owned life insurance policies approximates the obligation, however the returns, if any, are not fully funded as these returns are dependent upon years of service and payment elections. These life insurance policies fund the obligation to the participants or their beneficiaries over a 5, 10 or 15-year period.

•  Management Retention Compensation
In February 2008, the Compensation Committee of our Board of Directors approved management retention agreements for certain executives and key employees. Participants receive common share equivalent units which may be exchanged for the market value of those shares upon vesting two years from the date of grant. Compensation expense recognized for these agreements was less than $0.1 million for the period ended September 30, 2008.

Employee Stock Purchase Plan
In February 2008, our Board of Directors adopted the Employee Stock Purchase Plan, as approved by our shareholders in May 2008. The plan amended an employee share purchase plan originally effective October 2000. The plan permits eligible employees to purchase common shares through payroll deductions of up to 10% of an employee’s compensation limited to $25,000 each year. The purchase price of the shares is 85% or more of the lowest market price on either the first or last day of each three month period ending January, April, July and October. A total of 2 million shares were authorized for issuance, however 0.4 million shares were issued under the previous employee share purchase plan resulting in 1.6 million shares remaining available for this plan. Compensation expense recognized was less than $0.1 million for the period ended September 30, 2008, $0.2 million for the period ended September 30, 2007 and $0.2 million for 2007.

Incentive and Performance Plans
In February 2008, our Board of Directors adopted the 2008 Stock Incentive Plan, as approved by our shareholders in May 2008. A total of 2 million shares were reserved for issuance under the plan. Unissued shares were 1.9 million as of September 30, 2008.

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

The fair value of each option was estimated on the date of grant using the modified Black-Scholes-Merton model. The following table presents the weighted average assumptions used in the valuation and the resulting fair value:
	Nine Months Ended September 30		Year Ended December 31
	2008	2007	2007
Expected term (years)	—	5.2	5.2
Expected volatility	—	54.5%	54.5%
Expected dividend yield	—	2.0%	2.0%
Risk-free interest rate	—	4.5%	4.5%
Exercise price	—	$18	$18
Weighted average fair value	—	$8	$8

These assumptions are based principally on historical experience. Due to uncertainties inherent in these assumptions, it is possible that actual share-based compensation may vary from the estimate of the fair value of these options.

Activity for option awards was as follows (thousands, except per share data):

	Nine Months Ended September 30 2008			Nine Months Ended September 30 2007		Year Ended December 31 2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	2,978	$15	4.5	2,521	$14	2,521	$14
Granted	—	$—		541	$18	541	$18
Exercised	(1)	$6		(26)	$6	(33)	$6
Forfeited	(279)	$19		(34)	$30	(51)	$28
Outstanding at end of the period	2,698	$14	3.7	3,002	$15	2,978	$15

Exercisable at end of the period	2,257	$13	3.4	2,045	$11	2,079	$11

	Nine Months Ended September 30		Year Ended December 31
	2008	2007	2007
Weighted average grant-date fair value	$—	$8	$8
Intrinsic value of options exercised	$1	$282	$299
Fair value of options vested	$3,951	$4,613	$4,665

The intrinsic value (the difference between our share price on the date of exercise and the exercise price) for options exercised represents the value received by option holders who exercised their options.

As of September 30, 2008, option awards outstanding and exercisable were as follows (thousands, except per share data):

	Options Outstanding				Options Exercisable
Exercise Price	Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life (years)	Shares	Weighted Average Exercise Price	Intrinsic Value
$5	534	$5		1.7	534	$5
$7	573	$7		3.9	573	$7
$8	179	$8		5.4	179	$8
$9	284	$9		2.6	284	$9
$17 to $18	455	$18		5.5	120	$18
$23	345	$23		3.4	345	$23
$38	328	$38		4.2	222	$38
	2,698	$14			2,257	$13
In-the-money:
Outstanding	—		$—
Exercisable					—		$—

The intrinsic value (the difference between our share price on the last day of trading in September 2008 and the exercise price) for in-the-money options represents the value that would have been received by option holders had they exercised their options. These values change based on the fair market value of our shares.

The fair value of compensation expense recognized for options was $2.5 million for the period ended September 30, 2008, $3.9 million for the period ended September 30, 2007 and $5.2 million for 2007. Options are not included in the calculation of basic income per share, however options are included in the calculation of diluted income per share.

As of September 30, 2008, there was $2.7 million of unrecognized compensation expense related to these options. This is recognized as the requisite services are rendered and is expected to be recognized ratably through March 2011.

Options exercised are settled with newly issued common shares.

Restricted Shares
Grants of restricted shares vest 3 years from the date of grant. Under certain circumstances, some or all of the restricted shares may vest earlier. The fair value of restricted shares is the closing share price of our common shares on the date of grant. Compensation expense is recognized over the vesting period.

Activity for restricted share awards was as follows (thousands, except per share data):

	Nine Months Ended September 30				Year Ended December 31
	2008		2007		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of the period	410	$26	396	$24	396	$24
Granted	—	$—	172	$18	172	$18
Vested	(112)	$23	(142)	$11	(142)	$11
Forfeited	(43)	$26	(14)	$31	(16)	$30
Nonvested at end of the period	255	$27	412	$26	410	$26

	Nine Months Ended September 30		Year Ended December 31
	2008	2007	2007
Weighted average grant-date fair value	$—	$18	$18
Fair value of restricted shares granted	$—	$3,034	$3,005
Fair value of restricted shares vested	$2,573	$1,556	$1,556

The fair value of compensation expense recognized for restricted shares was $1.3 million for the period ended September 30, 2008, $2.4 million for the period ended September 30, 2007 and $3.3 million for 2007. Restricted shares are not included in the calculation of basic income per share until these shares vest, however restricted shares are included in the calculation of diluted income per share.

As of September 30, 2008, there was $1.7 million of unrecognized compensation expense related to these restricted shares. This is recognized as the requisite services are rendered and is expected to be recognized ratably through March 2010.

Shares
We issue shares to non-employee directors of our Board of Directors for their services. These shares vest immediately, however trading is restricted for 1 year from the date of grant. We issued 99,200 shares in May 2008 and recognized compensation expense of $0.3 million for the period ended September 30, 2008, $0.3 million for the period ended September 30, 2007 and $0.4 million for 2007.

The following table summarizes equity compensation information as of September 30, 2008 (thousands, except per share data):

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	2,953	$13.23	1,901
Equity compensation plans not approved by security holders	2,825	$0.47	—
Total	5,778	$6.76	1,901

Share-based compensation expense is included in Selling, general and administrative expenses since it is incentive compensation issued primarily to our executives and senior management. Share-based compensation expense for options, restricted shares and share awards was $4.2 million for the period ended September 30, 2008, $6.7 million for the period ended September 30, 2007 and $8.9 million for 2007.

13. Income Taxes

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

Our income tax compliance is periodically examined by various taxing authorities. Our federal tax return for 2005 is under examination and 2007 through 2004 are open for future examination. We believe the ultimate results of examinations, if any, will not have an adverse affect on our financial condition, results of operations or cash flows. Revisions of estimated tax liabilities are reflected in the period such revisions are known.

Income tax (expense) benefit and effective rates were as follows (in thousands):

Nine Months Ended September 30	Year Ended December 31
2008	2007	2007
Effective Rate	Effective Rate	Effective Rate
Continuing operations:
Income tax (expense) benefit	$(4,363)	(3.7)%	$(4,904)	(25.6)%	$25,670	8.8%
Discontinued operations:
Income tax benefit (expense)	$27,600	158.8%	$(3,395)	(37.9)%	$(4,990)	(11.9)%

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

A significant income tax benefit was recognized for discontinued operations for the period ended September 30, 2008 as closure of these operations resulted in realization of the tax benefit of the discontinued operation’s impairment recognized in prior periods as well as a tax benefit for the taxable loss from operations.

The tax benefit associated with exercised options and vested restricted shares increased taxes receivable $0.3 million for the period ended September 30, 2008, reduced taxes payable $0.9 million for the period ended September 30, 2007 and increased taxes receivable $0.9 million for 2007. The tax impact for the difference between the fair value and the exercised value for options exercised and the difference between the grant-date value and vest-date value for vested restricted shares is recognized in additional paid-in capital, a component of shareholders’ equity.

14. Financial Instruments

The estimated fair values of cash and cash equivalents, receivables, unbilled receivables, accounts payable and accruals are the same as their carrying amounts due to their short-term nature. After giving effect to the interest rate swap contracts, the interest for our debt is 42% fixed and 58% variable. Based on current interest rates for similar obligations with like maturities, the estimated market value of our debt was:

•	$3.7 million more than the amount of debt reported on the consolidated balance sheet at September 30, 2008 and
•	$7.7 million more than the amount of debt reported on the consolidated balance sheet at December 31, 2007.

Changes in interest rates expose us to financial market risk. We currently utilize interest rate swap contracts to hedge variable interest rates. The interest rate swap contracts effectively convert $150 million of variable rate debt to a fixed interest rate of 9.6% through November 2011. Changes in the fair value of the interest rate swap contracts are recorded as Accumulated other comprehensive loss, net, a separate component of shareholders’ equity, and are subsequently reclassified into interest expense as interest expense is recognized on the term note.

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

Operating Leases
We lease certain real property, vehicles and office equipment under operating leases. Expense for these operating leases was $22.4 million for the period ended September 30, 2008, $22.1 million for the period ended September 30, 2007 and $29.6 million for 2007.

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

	Three Months Ended September 30		Nine Months Ended September 30		Year Ended December 31
	2008	2007	2008	2007	2007
Balance at beginning of the period	$6,441	$6,930	$6,805	$7,081	$7,081
Provision for warranties	163	720	640	1,067	694
Warranty charges	(198)	(519)	(1,039)	(1,017)	(970)
Balance at end of the period	$6,406	$7,131	$6,406	$7,131	$6,805

16. Fair Values of Assets and Liabilities

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

The following assets and liabilities are measured at fair value on a recurring basis during the period (thousands):

		Fair Value Measurements at Reporting Date Using
	September 30 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Marketable securities	$—	$—	$—	$—
Interest rate swap contracts	(4,209)	—	(4,209)	—
	$(4,209)	$—	$(4,209)	$—

		Fair Value Measurements at Reporting Date Using
	December 31 2007	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Marketable securities	$41,911	$41,911	$—	$—
Interest rate swap contracts	(8,553)	—	(8,553)	—
	$33,358	$41,911	$(8,553)	$—

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

17. Segment Information

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

18. Quarterly Results of Operations

Operating results by quarter for 2008 and 2007 were as follows (thousands, except per share data):

	First	Second	Third	Fourth
2008
Sales	$342,948	$384,620	$364,430	$—

Loss from continuing operations(1)	$(33,804)	$(41,326)	$(46,103)	$—
(Loss) income from discontinued operations(1) (2)	(57)	9,385	897	—
Net loss	$(33,861)	$(31,941)	$(45,206)	$—

Net (loss) income per share:
Continuing operations	$(1.17)	$(1.42)	$(1.58)	$—
Discontinued operations	—	0.32	0.03	—
Diluted	$(1.17)	$(1.10)	$(1.55)	$—

Common share prices:
High	$7	$5	$3	$—
Low	$4	$2	$0.47	$—

Cash dividends declared per share	$—	$—	$—	$—

2007
Sales	$526,174	$656,000	$594,039	$402,860

(Loss) income from continuing operations(1)	$(6,398)	$17,884	$1,571	$(278,824)
Income (loss) from discontinued operations(1) (2)	1,432	1,533	2,597	(52,508)
Net (loss) income	$(4,966)	$19,417	$4,168	$(331,332)

Net (loss) income per share:
Continuing operations	$(0.22)	$0.61	$0.05	$(9.63)
Discontinued operations	0.05	0.05	0.09	(1.81)
Diluted	$(0.17)	$0.66	$0.14	$(11.44)

Common share prices:
High	$25	$18	$15	$12
Low	$18	$13	$11	$5

Cash dividends declared per share	$0.10	$0.10	$0.10	$0.10

(1) Includes the following impairments:
	First	Second	Third	Fourth
2008
Continuing operations	$—	$ 8,469	$ 3,856	$—
Discontinued operations	$—	$ 6,212	$ 873	$—
2007
Continuing operations	$—	$—	$—	$ 272,152
Discontinued operations	$—	$—	$—	$ 64,922

(2) Discontinued operations were as follows:

•	concrete block masonry and concrete services in Florida in June 2008,
•	framing services in Virginia in March 2008 and
•	three Western Colorado building materials distribution businesses sold in September 2007.

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

Business Environment and Executive Overview

The U.S. economy witnessed a turbulent third quarter in 2008 as a result of shaken confidence in the stability and liquidity of the nation’s financial markets. These unfavorable economic conditions accelerated the deterioration of an already weak homebuilding market. As a historical indication of the depth and magnitude of the current contraction in homebuilding, the U.S. Census Bureau reported that single-family housing starts in September 2008 fell to an annual rate of 544,000 units, the lowest level since 1981. In addition to concerns over the health of the economy, other factors influencing the recovery and stabilization of the homebuilding industry include:

•	homebuyer perceptions that the market has not reached bottom,
•	excess inventory of unsold homes aided by rising foreclosures,
•	weakening consumer confidence and
•	stricter lending standards.

Despite these negative factors, mortgage rates remain historically low and housing affordability is improving as home prices continue to decrease.

In our markets, we are challenged with aligning our cost structures with current sales trends. During 2008 we have implemented initiatives to streamline our operations and continue to refine these intiatives as we face increasingly competitive conditions and further pressure on our operating results. We do not anticipate single-family housing starts will substantially improve until 2010. When market conditions improve, we believe the profitability of our operations will benefit from efficiencies gained during this downward cycle in the homebuilding industry.

Restructuring
In response to challenging economic and industry conditions, in May 2008 we initiated a comprehensive analysis of our businesses operations to improve cash flow and profitability as well as rationalize our operations for the current conditions of the homebuilding industry. The plan places a priority on efficient use of capital and higher returns and focuses on closing and consolidating underperforming business units as well as improving business processes. As a result, we have initiated the following changes within our organization:

First Quarter
•	appointment of a chief operating officer to assume responsibility for the operations of our building product and construction service offerings and
•	discontinued framing services in Virginia.

Second Quarter
•	streamlining of our organizational structure by reducing the previous 13 regions into 6 as well as realigning management functions,
•	integration and centralization of administrative functions at construction services facilities into our existing administrative support operations and
•	closure and consolidation of the following underperforming business units:
o	closure of millwork and building materials distribution facilities in Merced and Bakersfield, California,
o	closure of a concrete and framing services in Tucson, Arizona,
o	discontinued block masonry, concrete services and truss manufacturing in Florida,
o	closure of various underperforming trades within our operating regions and
o	exiting various facility operating leases.

Third Quarter
•	closure and relocation of millwork operations in Reno, Nevada and building distribution and truss operations in Minden, Nevada to our existing facility in Sparks, Nevada,
•	relocation and consolidation of millwork operations in Boise, Idaho to our existing building distribution and truss facility in Boise, Idaho and
•	closure and relocation of millwork operations in Salt Lake City, Utah to our existing facility in Orem, Utah.

Fourth Quarter
•	negotiating the sale of our concrete business and lumber distribution reload facility in Southern California,
•	closure of a concrete business in Northern California,
•	closure and relocation of building distribution operations in Kent, Washington to our existing facilities in the Puget Sound area of Washington and
•	closure and relocation of millwork operations in Fort Collins, Colorado to our existing facility in Greeley, Colorado.

We have reduced the number of employees by 37% compared to the same period a year ago. We anticipate that our restructuring initiatives on an annual basis will result in approximately $25 million in reduced selling, general and administrative expenses for continuing operations.

Credit Facility
On September 30, 2008, we entered into an amendment to our credit facility with our lenders. The amended credit facility continues to provide a $200 million revolver subject to borrowing base limitations and a $340 million term note maturing in November 2011. As of September 30, 2008, $29 million was outstanding under the revolver and $329 million was outstanding under the term note.

Interest rates for the revolver and term note were increased to LIBOR plus 5.25% or Prime plus 3.25%. Minimum LIBOR interest is 3.0%. In addition to the LIBOR and Prime interest rates, the term note includes an additional payment-in-kind interest or fee of 2.75% that is payable on the earlier of payoff or maturity. Additionally, the commitment fee for the unused portion of the revolver is 0.50%.

The amended credit facility also includes warrants that entitle the lenders to purchase approximately 8.75% or 2.8 million of our common shares at a purchase price of $0.47 per common share, the closing price on the NYSE on September 30, 2008. These warrants may be exercised through September 2015.

Our amended credit facility requires monthly compliance with financial covenants including minimum liquidity and adjusted earnings before interest, taxes, depreciation and amortization (monthly Adjusted EBITDA) at least through 2010. If our leverage ratio is at a certain maximum as of September 30, 2010, the monthly Adjusted EBITDA may be replaced with quarterly compliance with a leverage ratio and interest coverage ratio. Operating results, particularly income from continuing operations, are a primary factor for these covenants and our ability to comply with these covenants depends on our operating performance. The significant and ongoing correction in single-family housing starts has negatively impacted and may continue to negatively impact our operating performance.

We incurred approximately $4 million of costs in connection with the amendment and $2 million of these costs will be amortized over the remaining term of the credit facility and the remainder of these costs were recognized as interest expense in the third quarter of 2008.

Insurance Coverage
In connection with the amendment of our credit facility in September 2008, we are required by January 2009 to liquidate investments related to the statutory funding requirements of our captive insurance subsidiary. Liquidation proceeds are to be applied to our revolver.

Upon liquidation of investments held by our captive insurance subsidiary, insurance deductible reserves for claims will no longer be subject to statutory funding requirements. Claims for automobile, general liability and workers’ compensation will be insured by a third-party insurance carrier. Insurance deductible reserves for claims will be recognized based on the estimated cost of claims as limited by deductibles of the applicable insurance policies.

RESULTS OF OPERATIONS

The following tables and subsequent discussions should be read in conjunction with the consolidated financial statements and the related notes in this Form 10-Q and our most recent Annual Report on Form 10-K.

THIRD QUARTER OF 2008 COMPARED TO 2007

The following table sets forth the amounts and percentage relationship to sales of certain costs, expenses and income items (millions, except per share data):

	Three Months Ended September 30
	2008		2007
Sales
Building products	$184	50.5%	$266	44.8%
Construction services	180	49.5	328	55.2
Total sales	364	100.0	594	100.0

Costs and operating expenses
Cost of goods sold
Building products	139	75.5	193	72.6
Construction services	162	90.0	286	87.2
Impairment of assets	4	1.1	—	—
Selling, general and administrative expenses	87	23.9	106	17.8
Other expense (income), net	1	0.3	(2)	(0.3)
Total costs and operating expenses	393	108.0	583	98.1

(Loss) income from operations	(29)	(8.0)	11	1.9

Interest expense	16	4.4	9	1.5

(Loss) income from continuing operations before income taxes and minority interests	(45)	(12.4)	2	0.4

Income tax expense	(1)	(0.3)	—	—
Minority interests income	—	—	(1)	(0.2)
(Loss) income from continuing operations	(46)	(12.7)	1	0.2

Loss from discontinued operations prior to sale	(4)	(1.1)	—	—
Impairment of assets	1	0.3	—	—
Gain on sale of discontinued operations	—	—	4	0.7
Income tax benefit (expense)	6	1.7	(1)	(0.2)
Income from discontinued operations	1	0.3	3	0.5

Net (loss) income	$(45)	(12.4)%	$4	0.7%

Net (loss) income per share:
Continuing operations	$(1.58)	$0.05
Discontinued operations	0.03	0.09
Diluted	$(1.55)	$0.14

Consolidated Financial Results
Selected financial results were as follows (millions):

Sales and (Loss) Income from Operations

2008	2007

	2008	2007	% Change
Sales
Building products	$184	$266	(31)%
Construction services	180	328	(45)%
	$364	$594	(39)%

(Loss) income from operations	$(29)	$11	n/m

Sales decreased 39% to $364 million from $594 million in the same quarter a year ago. Sales were lower in all our regions, particularly sales of construction services. National trends in new home construction continue to be at depressed levels relative to historic averages. According to the U.S. Census Bureau, single-family permits in the U.S. were down 41% whereas our markets were down 42% relative to the same quarter a year ago. The depth and duration of the current housing slump remains uncertain.

Loss from operations was $29 million compared to income of $11 million in the same quarter a year ago. The loss from operations was due to lower sales volume.

•
Gross margins declined to 17.3% of sales from 19.4% in the same quarter a year ago. Margins for both building products and construction services declined. Costs for building products increased due to changes in vendor terms and prices as a result of perceived credit and liquidity concerns. Margins for construction services continued to contract from increasingly competitive market conditions as a result of a sharp decline in available contracts.

•	We recognized asset impairments of $4 million primarily for assets held for sale associated with the closure and consolidation of underperforming business units.

•
Selling, general and administrative expenses decreased 18% or $19 million from the same quarter a year ago. These expenses were lower due to a 28% reduction in employees and related expenses. Also included in selling, general and administrative expenses were $2 million in costs associated with the closure and consolidation of underperforming business units.

•
As a percent of sales, selling, general and administrative expenses increased 6.1% to 23.9%. The increase was attributable to a sharp drop in sales volume, particularly for construction services, as well as a change in the sales mix to building products which carry higher selling, general and administrative expenses. Our restructuring efforts are ongoing to align these expenses with current sales trends.

•
Other expense was $1 million compared to other income of $2 million in the same quarter a year ago. Other expense for the quarter was due to losses on the sale of fixed assets associated with the closure and consolidation of underperforming business units and a decrease in the market value of executive deferred compensation investments.

Interest Expense
Interest expense was 78% or $7 million more than the same period a year ago. The increase was due to:

•	$1 million in costs to obtain a temporary waiver for our credit facility in August 2008,
•	$3 million expense recognized for unamortized deferred loan costs from the February 2008 amendment to our credit facility and
•	$2 million in costs for the September 2008 amendment to our credit facility.

We incurred approximately $4 million of costs in connection with the September 2008 amendment and $2 million of these costs will be amortized over the remaining term of the credit facility and the remainder of these costs were recognized as interest expense in the third quarter of 2008.

Income Taxes
Income tax expense of $1 million was realized for continuing operations compared to an insignificant income tax expense in the same quarter a year ago. The significant change in our effective tax rate for continuing operations was the result of uncertainty as to our ability to realize deferred tax assets. To the extent taxable income is generated in future periods, additional tax benefits may be realized and reduce our effective tax rate.

Discontinued Operations
In June 2008 we discontinued our concrete block masonry and concrete services business as well as our truss manufacturing business in Florida. Completion of unfinished contracts and closure of these operations is expected in the fourth quarter of 2008. These operations represented approximately 6% of sales.

In the third quarter, we incurred a loss from these operations of $4 million and recognized impairments of $1 million for assets held for sale. Additionally, closure of these operations resulted in the realization of a tax benefit of $6 million for intangible asset impairments recognized in the current and prior periods.

NINE MONTHS OF 2008 COMPARED TO 2007

The following table sets forth the amounts and percentage relationship to sales of certain costs, expenses and income items (millions, except per share data):

	Nine Months Ended September 30
	2008		2007
Sales
Building products	$563	51.6%	$785	44.2%
Construction services	529	48.4	991	55.8
Total sales	1,092	100.0	1,776	100.0

Costs and operating expenses
Cost of goods sold
Building products	417	74.1	569	72.5
Construction services	479	90.5	854	86.2
Impairment of assets	12	1.1	—	—
Selling, general and administrative expenses	270	24.7	321	18.1
Other income, net	(6)	(0.5)	(14)	(0.8)
Total costs and operating expenses	1,172	107.3	1,730	97.4

(Loss) income from operations	(80)	(7.3)	46	2.6

Interest expense	37	3.4	27	1.5

(Loss) income from continuing operations before income taxes and minority interests	(117)	(10.7)	19	1.1

Income tax expense	(4)	(0.4)	(5)	(0.3)
Minority interests income	—	—	(1)	(0.1)
(Loss) income from continuing operations	(121)	(11.1)	13	0.7

(Loss) income from discontinued operations prior to sale	(10)	(0.9)	5	0.3
Impairment of assets	7	0.6	—	—
Gain on sale of discontinued operations	—	—	4	0.2
Income tax benefit (expense)	27	2.4	(3)	(0.1)
Income from discontinued operations	10	0.9	6	0.4

Net (loss) income	$(111)	(10.2)%	$19	1.1%

Net (loss) income per share:
Continuing operations	$(4.17)	$0.44
Discontinued operations	0.35	0.19
Diluted	$(3.82)	$0.63

Consolidated Financial Results
Selected financial results were as follows (millions):

Sales and (Loss) Income from Operations

2008	2007

	2008	2007	% Change
Sales
Building products	$563	$785	(28)%
Construction services	529	991	(47)%
	$1,092	$1,776	(39)%

(Loss) income from operations	$(80)	$46	n/m

Sales decreased 39% to $1.1 billion from $1.8 billion in the same period a year ago. Sales of construction services were particularly lower, declining 47% or $462 million. Buyer demand for new home construction continues to be soft on a regional and national basis. Sales in our Northwest/California and Southwest regions were particularly weak. Building permits and contract starts in our markets were consistent with a 42% decline in single-family permits in the U.S. relative to the same period in 2007.

Loss from operations was $80 million compared to income of $46 million in the same period a year ago. The loss from operations was attributable to lower sales volume.

•
Gross margins declined to 17.9% of sales from 19.9% in the same period a year ago. Lower gross margins resulted from increasingly competitive market conditions as construction services margins declined 4.3% and margins for building products were 1.6% lower than the same period a year ago.

•
We recognized asset impairments of $12 million for customer relationships, assets held for sale and leasehold improvements associated with the closure and consolidation of underperforming business units.

•
Partially offsetting lower gross margins, selling, general and administrative expenses decreased 16% or $51 million from the same period a year ago. These expenses were lower due to reductions in employees and related expenses, including incentives. Also included in selling, general and administrative expenses were:

▪	$8 million in costs associated with exiting certain operating leases and other charges related to the closure and consolidation of underperforming business units and
▪	$10 million in customer bad debt.

•	As a percent of sales, selling, general and administrative expenses increased 6.6% to 24.7%. The increase was a result of:

▪	a substantial decline in sales volume, particularly construction services,
▪	a change in the sales mix to building products which carry higher selling, general and administrative expenses,
▪	one-time costs associated with exiting certain operating leases and other charges related to the closure and consolidation of underperforming business units.

•
Other income was $6 million compared to other income of $14 million in the same period a year ago. The change was due to a 2007 gain on the sale of certain real estate associated with the relocation of a building materials operation in Texas as well as higher market values for executive deferred compensation investments in 2007.

Interest Expense
Interest expense was 37% or $10 million more than the same period a year ago. The increase was due to:

•	costs associated with amending our credit facility in February and September 2008,
•	expensing of unamortized loan costs from the February 2008 amendment of our credit facility and
•	higher interest rates.

Income Taxes
Income tax expense was $1 million less than the same period a year ago. Despite a loss from continuing operations of $121 million compared to income of $13 million in 2007, our effective tax rate changed significantly as a result of uncertainty as to our ability to realize deferred tax assets. To the extent taxable income is generated in future periods, additional tax benefits may be realized and reduce our effective tax rate.

Discontinued Operations
In June 2008 and as a consequence of the significant and ongoing correction in single-family home construction, we discontinued our concrete block masonry and concrete services business as well as our truss manufacturing business in Florida. We incurred a loss from these operations of $9 million and recognized impairments of $7 million for customer relationships and assets held for sale. Closure of these operations resulted in the realization of a tax benefit of $26 million for intangible asset impairments recognized in the current and prior periods. These operations represented approximately 6% of sales.

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

We obtained waivers for financial covenants related to our credit facility due to lower than planned operating performance as of both June 2008 and December 2007. On September 30, 2008, we entered into an amendment to our credit facility with our lenders. The amended credit facility continues to provide a $200 million revolver subject to borrowing base limitations and a $340 million term note maturing in November 2011.

Our amended credit facility requires monthly compliance with financial covenants including minimum liquidity and adjusted earnings before interest, taxes, depreciation and amortization (monthly Adjusted EBITDA) at least through 2010. If our leverage ratio is at a certain maximum as of September 30, 2010, the monthly Adjusted EBITDA may be replaced with quarterly compliance with a leverage ratio and interest coverage ratio. Operating results, particularly income from continuing operations, are a primary factor for these covenants and our ability to comply with these covenants depends on our operating performance. The significant and ongoing correction in single-family housing starts has negatively impacted and may continue to negatively impact our operating performance.

For the period ended September 30, 2008, cash was used for payments on the term note, financing costs and capital expenditures. The sections that follow discuss in more detail our operating, investing and financing activities as well as our financing arrangements.

Operations
Operating activities used $24 million of cash compared to $20 million provided in the same period a year ago. Net loss adjusted for non-cash items increased $90 million from the same period a year ago due to lower sales and reduced profitability as the result of the continued contraction of home construction. Our working capital requirements were $28 million less than the same period a year ago. Cash provided by working capital requirements was $3 million compared to cash used of $24 million as decreased working capital requirements with the continued contraction of business activity was offset by declines in working capital turnover and our cash conversion cycle extended from the same period a year ago as days sales outstanding increased, inventory turns slowed and days payable outstanding decreased.

Capital Investment and Acquisitions
Cash provided by investing activities was $29 million compared to $73 million used in the same period a year ago. Cash used for investing activities reflected a $68 million reduction in expenditures for the acquisition of businesses. A remaining minority interest in a framing services operation was purchased for $8 million. Cash of $12 million was provided principally from the sale of building materials distribution facilities in Boulder, Colorado and Bakersfield, California as well as other equipment. Cash used for investing activities also included capital expenditures of $14 million or $7 million less than the same period a year ago. Capital expenditures were principally for relocation and expansion of materials distribution and component manufacturing facilities in Texas. Cash of $42 million, net was provided from marketable securities pursuant to our plans to terminate our captive insurance subsidiary.

Financing
Cash used by financing activities was $10 million compared to $12 million provided in the same period a year ago. Borrowings under the revolver were $29 million and consistent with the same period a year ago as cash for payments on the term note, financing costs for the amended credit facility and capital expenditures were funded by reductions in the statutory funding requirements of our captive insurance subsidiary, proceeds from dispositions and existing cash. In addition to scheduled principal payments, $14 million was paid on the term note as a result of reductions in the statutory funding requirements of our captive insurance subsidiary and proceeds from dispositions.

Financing Arrangements
Our debt structure consists of a revolver, term note and other borrowings.

On September 30, 2008, we entered into an amendment to our credit facility with our lenders. The amended credit facility continues to provide a $200 million revolver subject to borrowing base limitations and a $340 million term note maturing in November 2011.

•	Revolver
The $200 million revolver is subject to borrowing base limitations and matures in November 2011. The revolver may consist of both LIBOR and Prime based borrowings. The variable interest rate for the revolver was increased to LIBOR plus 5.25% or Prime plus 3.25%. Minimum LIBOR interest is 3.0%. Additionally, a commitment fee for the unused portion is 0.50%. LIBOR interest is paid quarterly and Prime interest is paid monthly. As of September 30, 2008, $29.2 million of Prime based borrowings were outstanding under the revolver.

The effective interest rate is based on interest rates for the period as well as the commitment fee for the unused portion of the revolver.

Letters of credit outstanding that guaranteed performance or payment to third parties were $99.4 million as of September 30, 2008 and $106.7 million as of December 31, 2007. These letters of credit reduce the $200 million revolver commitment.

Total availability under the revolver is subject to a monthly borrowing base calculation that includes:

•	70% of certain accounts receivable,
•	50% of certain inventory,
•	25% of certain other inventory,
•	approximately 75% of the appraised value of certain property and equipment and
•	50% of the appraised value of real estate.

As of September 30, 2008, the unused borrowing base available under the revolver was $71.4 million.

•	Term Note
The term note matures in November 2011 and is payable in quarterly installments of $0.9 million with the remaining principal of $282.7 million payable in November 2011. The variable interest rate for the term note was increased to LIBOR plus 5.25% or Prime plus 3.25%. LIBOR interest is paid quarterly and Prime interest is paid monthly. In addition to the LIBOR and Prime interest rates, the term note includes an additional payment-in-kind interest or fee of 2.75% that is payable on the earlier of payoff or maturity. As of September 30, 2008, $328.9 million was outstanding under this term note.

•	Other
Other long-term debt consists of term notes, equipment notes and capital leases for equipment. Interest rates vary and dates of maturity are through March 2021. As of September 30, 2008, other long-term debt was $1.6 million.

Covenants and Maturities
Our amended credit facility requires monthly compliance with financial covenants including minimum liquidity and adjusted earnings before interest, taxes, depreciation and amortization (monthly Adjusted EBITDA) at least through 2010. If our leverage ratio is at a certain maximum as of September 30, 2010, the monthly Adjusted EBITDA may be replaced with quarterly compliance with a leverage ratio and interest coverage ratio. Operating results, particularly income from continuing operations, are a primary factor for these covenants and our ability to comply with these covenants depends on our operating performance. The significant and ongoing correction in single-family housing starts has negatively impacted and may continue to negatively impact our operating performance.

The amended credit facility requires certain proceeds and cash flows be applied to the credit facility as follows:

•  Revolver
▪	Proceeds from the liquidation of statutory funding requirements of our captive insurance subsidiary,
▪	30% of tax refunds and
▪	cash in excess of $25 million.

•  Term Note
▪	Proceeds from certain dispositions,
▪	70% of tax refunds and
▪	75% of excess cash flow as defined beginning in 2010.

Due to requirements to apply proceeds from the liquidation of our captive insurance subsidiary and tax refunds to the credit facility, the revolver balance of $29.2 million and 70% of an expected 2009 tax refund of $35.7 million have been classified as a current portion of long-term debt. The remaining $3.9 million of the current portion of long-term debt represents scheduled payments on the term note and other debt.

The amended credit facility continues to restrict our ability to incur additional indebtedness, pay dividends, repurchase shares, enter into mergers or acquisitions, use proceeds from equity offerings, make capital expenditures and sell assets. The amended credit facility is secured by all assets of our wholly-owned subsidiaries, except the assets of our captive insurance subsidiary.

In connection with the September 2008 amendment, 100% or $2.8 million of unamortized deferred loan costs related to the term note were recognized as interest expense in the third quarter of 2008. We also incurred approximately $3.8 million of costs in connection with the amendment and $2.0 million of these costs will be amortized over the remaining term of the credit facility whereas $1.8 million of these costs were recognized as interest expense in the third quarter of 2008.

In connection with the February 2008 amendment, 60% or $2.4 million of unamortized deferred loan costs related to the previous revolver were recognized as interest expense in the first quarter of 2008. We also incurred $4.9 million of fees in connection with the February 2008 amendment and these costs were to be amortized over the remaining term of our credit facility, however in connection with the September 2008 amendment, $2.8 million of these unamortized costs were recognized as interest expense in the third quarter of 2008.

Scheduled maturities of long-term debt are as follows (thousands):

2008	$1,018
2009	68,730
2010	3,727
2011	285,421
2012	65
Thereafter	748
$359,709

Discount for Warrants
In connection with the amendment of our credit facility in September 2008, we issued warrants that entitle the lenders to purchase approximately 8.75% or 2.8 million of our common shares at a purchase price of $0.47 per common share, the closing price on the NYSE on September 30, 2008. These warrants may be exercised through September 2015.

The fair value of the warrants of $0.8 million was recorded as a discount on the term note. Amortization of the discount will be recognized ratably through November 2011, the remaining term of our credit facility.

Hedging Activities
In addition to the amendment to our credit facility in September 2008, we amended our interest rate swap contracts to lower amounts and a maturity matching the credit facility. The interest rate swap contracts effectively convert $150 million of variable rate borrowings to a fixed interest rate of 9.6% through November 2011, thus reducing the impact of increases in interest rates on future interest expense. Additionally, the notional amount of the interest rate swap contracts will be ratably reduced to zero through the maturity of November 2011.

Approximately 46% of the outstanding variable rate borrowings have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. After giving effect to the interest rate swap contracts, total borrowings were 42% fixed and 58% variable. Management may choose not to swap variable rates to fixed rates or may terminate a previously executed swap if the variable rate positions are more beneficial.

The fair value of the interest rate swap contracts was a liability of $4.2 million and a corresponding unrealized tax benefit of $1.6 million as of September 30, 2008. The corresponding unrealized loss for the interest rate swap contracts and unrealized tax benefit were recorded in accumulated other comprehensive (loss) income, net a separate component of shareholders’ equity. A corresponding deferred tax asset for the unrealized tax benefit was not recognized as there may be an inability to utilize this deferred tax asset.

To amend our interest rate swap contracts in September 2008, payments of $2.6 million were made to settle a portion of the interest rate swap contracts liability and reduce the notional amount of the interest rate swap contracts. The corresponding unrealized loss of $2.6 million and unrealized tax benefit of $0.7 million remained in accumulated other comprehensive (loss) income, net a separate component of shareholders’ equity. A corresponding deferred tax asset for the unrealized tax benefit was not recognized as there may be an inability to utilize this deferred tax asset. The unrealized loss will be subsequently amortized to interest expense over the remaining term of our term note. Amortization to interest expense for this unrealized loss was $0.7 million for the period ended September 30, 2008.

Equity

Repurchase Program
In March 2007, our Board of Directors authorized the repurchase of up to $25 million of our common shares through March 2008. The repurchase program expired in March 2008 with no shares repurchased.

Our credit facility amended in September 2008 prohibits the repurchase of our common shares. The determination of future share repurchases will depend on many factors, including credit facility restrictions, financial position, results of operations and cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships often referred to as structured finance or special purpose entities which might be established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2008, we are not involved in any transactions with unconsolidated entities.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Accelerated repayment of our revolver and term note may occur if certain financial conditions or warranties and representations are not met. The credit facility consists of the revolver and term note. The credit facility is secured by all the assets of our wholly-owned subsidiaries, except assets of our captive insurance subsidiary. Our amended credit facility requires monthly compliance with financial covenants including minimum liquidity and adjusted earnings before interest, taxes, depreciation and amortization (monthly Adjusted EBITDA) at least through 2010. If our leverage ratio is at a certain maximum as of September 30, 2010, the monthly Adjusted EBITDA may be replaced with quarterly compliance with a leverage ratio and interest coverage ratio. Lack of compliance with these covenants may accelerate the related scheduled maturities.

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

At September 30, 2008, the reserve for these estimated losses was $0.5 million. These reserves are established by assessing estimated costs to complete, change orders and claims. Assumptions for estimated costs to complete include material prices, labor costs, labor productivity and contract claims. Such estimates are inherently uncertain and therefore it is possible that actual completion costs may vary from these estimates. We have a history of making reasonable estimates of the extent of progress towards completion, contract revenue and contract completion costs. However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.

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

At September 30, 2008, goodwill was $13.7 million. The impairment assessment includes determining the estimated fair value of reporting units based on discounting the future operating cash flows using a discount rate reflecting our estimated average cost of funds. Future operating cash flows are derived from our annual plan and forecast information, which includes assumptions of future volumes, pricing of commodity products and labor costs. Prices for commodity products are inherently volatile. Due to the variables associated with prices of commodity products and the effects of changes in circumstances, both the precision and reliability of the estimates of future operating cash flows are subject to uncertainty. As additional information becomes known, we may change our estimates.

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

At September 30, 2008, the reserve for automobile, general liability and workers’ compensation claims was $46.7 million. The actuarial assessment includes determining the estimated cost of claims. The reserve for these claims is susceptible to change based on the estimated cost of the claims. Actual loss experience may differ substantially from the actuarial assumptions. Future reserves are subject to the nature and frequency of claims, medical cost inflation and changes in the insurance deductibles of the applicable insurance policies.

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

At September 30, 2008, the reserve for warranties was $6.4 million. Specific terms and conditions for warranties vary from one year to ten years and are based on geographic market and state regulations. The reserve for these claims is susceptible to change based on the estimated cost of the claim. We have a history of making reasonable estimates of warranties. However, due to uncertainties inherent in the estimation process, it is possible that actual warranty costs may vary from estimates. Revisions of estimated warranties are recognized in the period such revisions are known.

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

RECENT ACCOUNTING PRINCIPLES

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles. This accounting principle identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. This accounting principle is effective November 2008 and is not expected to have any impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities. This accounting principle enhances disclosure for derivative instruments and hedging activities and their effects on consolidated financial position, results of operations and cash flows. Specifically, enhanced disclosures will include objectives and strategies for using derivatives, including underlying risk and accounting designation, as well as fair values, gains and losses. This accounting principle was adopted June 2008 and had no impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements. This accounting principle eliminates noncomparable accounting for minority interests. Specifically, minority interests are presented as a component of shareholders’ equity; consolidated net income includes amounts attributable to both the parent and minority interest and is disclosed on the face of the income statement; changes in the ownership interest are accounted for as equity transactions if ownership remains controlling; purchase accounting for acquisitions of noncontrolling interests and acquisitions of additional interests is eliminated; and deconsolidated controlling interests are recognized based on fair value consistent with Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively, however presentation and disclosure will be adopted retrospectively for all periods presented. Earlier adoption is prohibited. Adoption is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations. This accounting principle requires acquisition accounting (purchase accounting) be applied to all business combinations in which control is obtained regardless of consideration and for an acquirer to be identified for each business combination. Additionally, this accounting principle requires acquisition-related costs and restructuring costs at the date of acquisition to be expensed rather than allocated to the assets acquired and the liabilities assumed; minority interests, including goodwill, to be recorded at fair value at the acquisition date; recognition of the fair value of assets and liabilities arising from contractual contingencies and contingent consideration (payments conditioned on the outcome of future events) at the acquisition date; recognition of bargain purchase (acquisition-date fair value exceeds consideration plus any noncontrolling interest) as a gain; and recognition of changes in deferred taxes. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively. Earlier adoption is prohibited. Adoption is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

BUSINESS RISKS AND FORWARD-LOOKING STATEMENTS

There are a number of business risks and uncertainties that affect our operations and therefore could cause future results to differ from past performance or expected results. Additional information regarding business risks and uncertainties is contained in Part II Item 1A of this Form 10-Q. These risks and uncertainties may include, however are not limited to:

•
demand for and supply of single-family homes which is influenced by changes in the overall condition of the U.S. economy, including interest rates, consumer confidence, job formation, availability of credit and other important factors;

•
our ability to maintain adequate liquidity, reduce operating costs and increase market shares in an industry that has experienced and continues to experience a significant reduction in average annual housing starts;

▪	our liquidity is dependent on operating performance, an efficient cash conversion cycle and compliance with financial covenants;
▪	our ability to implement and maintain cost structures that align with sales trends and
▪	losses of customers as well as changes in the business models of our customers may limit our ability to provide building products and construction services required by our customers;
•	intense competition;
•	availability of and our ability to attract, train and retain qualified individuals;
•	fluctuations in our costs and availability of sourcing channels for commodity wood products, concrete, steel and other building materials;
•	weather conditions including natural catastrophic events;
•	exposure to construction defect and product liability claims as well as other legal proceedings;
•	disruptions in our information systems;
•	actual and perceived vulnerabilities as a result of widespread credit and liquidity concerns, terrorist activities and armed conflict;
•	costs and/or restrictions associated with federal, state and other regulations and
•	numerous other matters of a local and regional scale, including those of a political, economic, business, competitive or regulatory nature.

Risks related to our shares may include, however are not limited to:

•	price for our shares may fluctuate significantly;
•	our shares may be less attractive as they are not traded on a large, more well-known exchange and
•	anti-takeover defenses and certain provisions could prevent an acquisition of our company or limit share price.

Certain statements in this Form 10-Q including those related to expectations about homebuilding activity in our markets, demographic trends supporting homebuilding and anticipated sales and operating income are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results and future business prospects are forward-looking statements. While these statements represent our current judgment on what the future may hold and we believe these judgments are reasonable, these statements involve risks and uncertainties that are important factors that could cause our actual results to differ materially from those in forward-looking statements. These factors include, however are not limited to the risks and uncertainties cited in the above paragraph, as well as our ability to timely and successfully implement our restructuring program and achieve the benefits that the program is designed to provide, including preserving value, enhancing our liquidity, generating tax refunds, reducing expenses and generating cash proceeds. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date of the filing of this Form 10-Q. We undertake no obligation to update forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Inventory Price Risk
Prices of commodity wood products, which are subject to significant volatility, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We do not use derivative financial instruments to hedge commodity wood product prices.

Interest Rate Risk
Changes in interest expense occur when market interest rates change. Changes in the amount of debt could also increase interest rate risks. We use interest rate swap contracts to hedge interest rate risks. Approximately 46% of the outstanding variable rate borrowings have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges. After giving effect to the interest rate swap contracts, total borrowings are 42% fixed and 58% variable. Based on debt outstanding as of September 30, 2008, a 0.25% increase in interest rates would result in approximately $0.5 million of additional interest expense annually.

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

Item 1A. Risk Factors

We have updated our risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2007 as well as in our Form 10-Qs for the periods ended June 30, 2008 and March 31, 2008. The following represents our risk factors updated in this Form 10-Q for the period ended September 30, 2008.

Risks Related to Our Business
There are a number of business risks and uncertainties that affect our operations and therefore could cause future results to differ from past performance or expected results. These risks or uncertainties may include, however are not limited to the following factors:

Our business is dependent on demand for and supply of single-family homes which is influenced by changes in the overall condition of the U.S. economy, including interest rates, consumer confidence, job formation, availability of credit and other important factors.
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

Our ability to preserve liquidity, reduce operating costs and increase market share in an industry experiencing a 51% reduction in average annual housing starts may not be fully realized or may take longer to realize than expected.
Excluding the boom years of 2006 through 2003, single-family housing starts for the homebuilding industry averaged 1.1 million units per year since 1990. Annual housing starts are 51% lower or 0.5 million units as of September 2008. Housing starts have been negatively impacted by an excess inventory of unsold homes, deteriorating consumer confidence, declining affordability, tightening lending standards, reduced availability of credit and economic concerns. These trends have continued and may not substantially improve for some time.

Specifically, single-family building permits in our markets declined 46% for the nine months ended September 2008 and 35% for 2007. The decline was widespread across all our markets for both building products and construction services. Lower sales from weakening buyer demand and increased competition for fewer contracts led to declines in our margins, particularly for construction services. We expect market conditions will continue to be challenging and may apply further pressure to our sales, margins and operating results.

▪	Our liquidity is dependent on operating performance, an efficient cash conversion cycle and compliance with financial covenant.
Liquidity is essential to our business. We fund working capital requirements and necessary capital expenditures with cash flow from operations and seasonal borrowings under our credit facility. A substantial deterioration in operating performance as well as inefficient conversion of business activities to cash, may adversely affect our ability to obtain funding from operations or our credit facility.

We obtained waivers for financial covenants related to our credit facility due to lower than planned operating performance as of both June 2008 and December 2007. On September 30, 2008, we entered into an amendment to our credit facility with our lenders. The amended credit facility continues to provide a $200 million revolver subject to borrowing base limitations and a $340 million term note maturing in November 2011. As of September 30, 2008, $29.2 million was outstanding under the revolver and $328.9 million was outstanding under the term note.

Our credit facility requires monthly compliance with financial covenants including minimum liquidity and adjusted earnings before interest, taxes, depreciation and amortization (monthly Adjusted EBITDA) at least through 2010. If our leverage ratio is at a certain maximum as of September 30, 2010, the monthly Adjusted EBITDA may be replaced with quarterly compliance with a leverage ratio and interest coverage ratio. Operating results, particularly income from continuing operations, are a primary factor for these covenants and our ability to comply with these covenants depends on our operating performance. The significant and ongoing correction in single-family housing starts has and may continue to negatively impact our operating performance.

The continued challenges in the homebuilding industry may impact our ability to comply with these covenants in the future. If we fail to comply with existing or new covenants, we may be in default and the lenders may have the right to cause all amounts borrowed to become due and payable immediately. Reduced operating cash flow and revolver borrowing base limitations may adversely affect our ability to finance operations or capital needs.

Changes in or perceptions of our liquidity or the liquidity of our suppliers and customers may adversely affect our cash flows and compound other risks. Our suppliers of building products as well as customers of our building products and construction services may experience or perceive uncertain liquidity and cause changes in our liquidity. For example, vendors may disrupt supply with changes in terms such as credit and quantity limitations, pricing or payment. Similarly, customers may disrupt demand with changes in purchasing habits.

Increases in interest rates and the credit risk premium assigned to us as well as changes in the amount of debt will increase our interest expense. Higher interest expense may adversely impact our financial position, results of operations or cash flows for operating needs.

▪
An inability to implement and maintain cost structures that align with sales trends may have an adverse impact on our operating results or may not be fully realized or may take longer to realize than expected.

When we experience slower periods of homebuilding activity, we may experience inefficiencies in our cost structures. In response to the current challenging economic and industry conditions, we have implemented restructuring plans that include closure or consolidation of underperforming business units, reductions in the number of our employees and consolidation of certain administrative functions. These actions are designed to align our cost structures with anticipated sales. Our evaluation of and changes to expenses in response to declining sales may not be realized or timely or sufficient, leading to costs that are too high relative to sales and to lower returns on sales.

▪	Losses of customers as well as changes in the business models of customers may have an adverse impact on our operating results.
We are exposed to the risk of loss arising from the failure or financial distress of a customer. Although amounts due from our customers are typically secured by liens on their construction projects, in the event a customer cannot meet its payment obligations to us, there is a risk that the value of their underlying project will not be sufficient to recover the amounts owed to us. Estimated credit losses are considered in the valuation of amounts due from our customers, however the entire carrying amount is generally at risk.

While market and regulatory changes seek to reduce excess unsold home inventory and stabilize housing affordability, we may experience losses of and changes in customers. Many homebuilders are experiencing business and financial challenges in the current housing environment. Our 5 largest customers represent 19% of consolidated sales. Additionally, diversification of our sales to more products and services for multi-family and light commercial projects may result in changes in our customer mix. The loss of one or more of our significant customers and changes in customer mix may adversely affect our financial condition, results of operations or cash flows.

As the business models of our customers evolve, our existing building products and construction service offerings may not meet the needs of certain homebuilders. Homebuilders may decide to no longer outsource construction services or may purchase construction services and building products from separate suppliers. If we do not timely assess shifts in customer expectations, preferences and demands, our financial condition, results of operations or cash flows.

Our business is subject to intense competition.
Annual housing starts are 51% lower or 0.5 million units as of September 2008. Specifically, single-family building permits in our markets declined 46% for the nine months ended September 2008 and 35% for 2007. There are numerous competitors competing to provide building materials and construction services for these lower housing starts. Also, there has been increased consolidation within the building materials distribution and construction services industry. As the industry consolidates, other building materials distributors, including large retail distributors focused on consumers, may aggressively pursue production homebuilders as well as other professional builders and contractors. These competitive factors have led to pricing pressures and caused reductions in sales or margins as well as increases in operating costs. Loss of significant market share due to competition could result in the closure of facilities. Additionally, the availability of our financial information as well as misperceptions of our financial viability may be unfairly utilized by our competitors. Intense competition may adversely affect our financial condition, results of operations or cash flows.

Our success is dependent upon the availability of and our ability to attract, train and retain qualified individuals.
Competition for employees is especially intense in both building products distribution and construction services. Weak operating results may limit our ability to offer competitive compensation and benefits and may result in shortages of qualified labor and key personnel and limit our ability to complete contracts as well as obtain additional contracts with builders. Also, as a result of the downturn in the homebuilding industry, many qualified individuals have and may continue to seek employment in other industries. Additional employment and eligibility requirements as well as enhanced and perceived enforcement from state and federal authorities could also limit the availability of qualified labor. We cannot guarantee that we will be successful in recruiting and retaining qualified employees in the future.

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
We are involved in construction defect and product liability claims relating to our various construction trades and the products we distribute and manufacture. We also operate a large fleet of trucks and other vehicles and therefore face some risk of accidents. Although we believe we maintain adequate insurance, we may not be able to maintain such insurance on acceptable terms or such insurance may not provide adequate protection against potential liabilities. The nature of our business also exposes us to wage and hour claims. Current or future claims may adversely affect our financial condition, results of operations or cash flows.

We may be adversely affected by disruptions in our information systems.
Our operations are dependent upon information for decision-making and the related information systems. A substantial disruption in our information systems for a prolonged period could delay the delivery of our products and services and adversely affect our ability to complete contracts and fulfill customer demands. Such delays, problems or costs may have an adverse effect on our financial condition, results of operations or cash flows.

Actual and perceived vulnerabilities as a result of widespread credit and liquidity concerns, terrorist activities and armed conflict may adversely impact consumer confidence and our business.
Instability in the economy and financial markets as a result of widespread credit and liquidity concerns, terrorism or war may impact consumer confidence and result in a decrease in homebuilding in our markets. Terrorist attacks may also directly impact our ability to maintain operations and services and may have an adverse effect on our business.

Federal, state and other regulations could impose substantial costs and/or restrictions on our business.
We are subject to various federal, state, local and other regulations, including among other things:

▪	work safety regulations promulgated by the Department of Labor’s Occupational Safety and Health Administration,
▪
transportation regulations promulgated by the Department of Transportation, employment regulations promulgated by the Department of Homeland Security and the United States Equal Employment Opportunity Commission as well as

▪	state and local zoning restrictions and building codes.

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

Risks Related to Our Shares
Risks related to our shares may include, however are not limited to:
▪	Our share price may fluctuate significantly, which may make it difficult for shareholders to trade our shares when desired or at attractive prices.
The market price of our shares is subject to significant changes as a result of our operating performance and the other factors discussed above as well as perceptions and events that are beyond our control. Price and trading volume fluctuations for our shares may be unrelated or disproportionate to our operating performance. Additionally, our share price could fluctuate based on the expectations and performance of other publicly traded companies in the building products distribution and construction services industry.

▪	Our shares may be less attractive as they are not traded on a large, well-known exchange.
Our shares trade on the OTC Bulletin Board. Our shares were suspended from trading on the New York Stock Exchange (NYSE) in October 2008 as our market capitalization was less than $25 million for a 30 trading-day period. The OTC Bulletin Board may be perceived by investors as less desirable than the larger, more well-known exchanges. As a result, there may be a reduction in the number of investors willing to acquire or hold our shares which could impact our ability to raise equity financing as well as reduce the liquidity and market price of our shares.

▪
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

Warrants
In connection with the amendment of our credit facility in September 2008, we issued warrants that entitle our lenders to purchase approximately 8.75% or 2.8 million shares of our common shares at a purchase price of $0.47 per common share, the closing price on the NYSE on September 30, 2008. These warrants may be exercised through September 2015.

The fair value of each common share for these warrants was estimated on the date of grant using the modified Black-Scholes-Merton model. The following table presents the assumptions used in the valuation and the resulting fair value:

Nine Months Ended September 30 2008
Expected term (years)	5.5
Expected volatility	64.6%
Expected dividend yield	0.0%
Risk-free interest rate	3.0%
Exercise price	$0.47
Weighted average fair value	$0.28

These assumptions are based principally on historical experience. Due to uncertainties inherent in these assumptions, it is possible that actual value received may vary from the estimate of the fair value of these common shares.

No warrants have been exercised and all 2.8 million warrants are outstanding and exercisable as of September 30, 2008. Warrants exercised are settled with newly issued common shares.

The warrants were issued without registration on the exemption provided by Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

	Number	Description

	31.1	Section 302 Certification

	31.2	Section 302 Certification

	32.0	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDING MATERIALS HOLDING CORPORATION
Date: November 6, 2008	/s/ Robert E. Mellor
Robert E. Mellor Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: November 6, 2008	/s/ William M. Smartt
William M. Smartt Senior Vice President and Chief Financial Officer (Principal Financial Officer)