Form 10-K
period 2008-12-31
BUILDING MATERIALS HOLDING Corp
filed 2009-04-15
CIK 1046356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file number 001-33192

www.bmhc.com

Building Materials Holding Corporation

Delaware	91-1834269
(State of incorporation)	(IRS Employer Identification No.)

720 Park Boulevard, Suite 200, Boise, Idaho 83712

(208) 331-4300

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each Class	on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

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

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐

Accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ☐ No ☑

The aggregate market value of common shares held by non-affiliates of the registrant as of June 30, 2008 was $43,457,242.  The market value computation excludes 4,921,246 shares held by affiliates such as directors, officers and holders of more than 5% of the common shares outstanding as of June 30, 2008.

The number of common shares outstanding as of April 10, 2009 was 29,732,742.

Documents Incorporated by Reference

None

Building Materials Holding Corporation

FORM 10-K

For the Fiscal Year Ended December 31, 2008

INDEX

Introduction – Risk Factors and Forward-Looking Statements

There are a number of business risks and uncertainties that affect our operations and therefore could cause future results to differ from past financial performance or expected results and ultimately affect the trading price of our common shares.  Information regarding these risks and uncertainties is contained in Item 1A of Form 10-K under the caption Risk Factors.

Certain statements in this Form 10-K including those related to expectations about homebuilding activity in our markets, demographic trends supporting homebuilding, competition trends, anticipated sales and operating income and negotiations with our lenders are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical or current facts, including statements about our expectations, anticipated financial results and future business prospects are forward-looking statements.  While these statements represent our current judgment on what the future may hold and we believe these judgments are reasonable, these statements involve risks and uncertainties that are important factors that could cause our actual results to differ materially from those in forward-looking statements.  These factors include, but are not limited to, the risks and uncertainties cited in Item 1A of this Form 10-K under the caption Risk Factors.  Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date of the filing of our 2008 Annual Report on Form 10-K.  We undertake no obligation to update forward-looking statements.

PART I
ITEM 1.  Business

General
Building Materials Holding Corporation is one of the largest providers of residential building products and construction services in the United States, with a focus in the western and southern states.  We distribute building materials, manufacture building components (millwork, floor and roof trusses and wall panels) and provide construction services to professional builders and contractors through a network of 43 distribution facilities, 29 manufacturing facilities and 5 regional construction services facilities.  Based on National Association of Home Builders building permit activity, we provide building products and construction services in 10 of the top 25 single-family construction markets.

Incorporated in the state of Delaware in 1987, Building Materials Holding Corporation trades on the OTC Bulletin Board (OTCBB) under the ticker symbol BLGM and is headquartered in Boise, Idaho.

Our periodic and current reports are filed with the Securities and Exchange Commission at www.sec.gov and are also available on our website at www.bmhc.com.  Additionally, our reports filed with the Securities Exchange Commission may be read or copied at the Security Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, DC  20549.  Information regarding the operation of the Public Reference Room may be obtained by calling 1 (800) SEC-0330.

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

Already under contraction, single-family housing starts declined further in the fourth quarter of 2008 as home foreclosures increased, lending standards tightened and rising unemployment sapped consumer confidence.  According to the U.S Census Bureau as of November 2008, single-family housing starts for the U.S. as a whole fell below an annualized rate of 0.5 million.  Excluding the boom years of 2006 through 2003, single-family housing starts for the U.S. as a whole averaged 1.1 million starts per year since 1990.

Similarly, as of November 2008 annualized single-family permits in our markets fell 46% to 0.2 million from the prior year.  Accordingly, we implemented the following significant changes to our operations for 2008:
•	closure of 42 and consolidation of 15 business units in underperforming markets,
•	centralized administrative functions of information systems, reporting, accounts payable and human resources to our existing administrative support operation and
•	reduced employees 42% in our operations and 12% in our administrative support operation.

According to the U.S. Census Bureau as of February 2009, single-family housing starts for the U.S. as a whole fell to an annualized rate below 0.4 million and single-family permits in our markets fell to an annualized rate below 0.2 million.  This suggests 2009 will be more challenging than 2008 as the decline in housing starts will cause competition to sharpen.  As a result, we continue to assess the operating performance of business units and eliminate cost inefficiencies.  We continue to believe our employees’ efforts to maintain our preferred supplier status with our customers and focus on cost efficiencies are distinguishing factors in our ability to weather this unprecedented downturn in the basic necessity of housing.

  Under our BMC West brand, we market and sell building products, manufacture building components and provide construction services to professional builders and contractors.  Products include structural lumber and building materials purchased from manufacturers as well as manufactured building components such as millwork, trusses and wall panels.  Construction services include installation of various building products and framing.  We serve our customers based on a regional market management approach where our business units offer our entire breadth of building products, manufactured building components and construction services to a market area.  We currently offer these products and services in major metropolitan markets in Texas, Washington, Colorado, Idaho, Utah, Montana, California and Oregon.

  Under our SelectBuild brand, we offer integrated construction services to production homebuilders as well as commercial and multi-family builders.  These builders generally outsource framing and other construction services.  Our services include wood framing, concrete services, plumbing and other services.  Construction services include managing labor and construction schedules as well as sourcing materials.  We currently offer these services in major metropolitan markets in California, Arizona, Nevada and Illinois.

Restructuring
In response to challenging economic and industry conditions, in May 2008 we initiated a comprehensive analysis of our businesses operations to improve cash flow and profitability as well as rationalize our operations for the current conditions of the homebuilding industry.  The plan places a priority on positive cash flow, efficient use of capital and higher returns and focuses on closing or consolidating underperforming business units as well as improving business processes.  As a result, we implemented the following changes:

Fourth Quarter
•	closure of our concrete business and lumber distribution facility in Southern California,
•	closure of a concrete business in Northern California,
•	relocation of building materials distribution operation in Kent, Washington to our existing operations in the Puget Sound area of Washington,
•	relocation of millwork operation in Fort Collins, Colorado to our existing operation in Greeley, Colorado,
•	closure of building materials distribution, millwork and truss operations in Sparks, Nevada and
•	exit of operating leases for various operating facilities.

Third Quarter
•	closure of truss operation in Minden, Nevada,
•	relocation of millwork operation in Boise, Idaho to our existing building distribution and truss operation in Boise, Idaho,
•	relocation of millwork operation in Salt Lake City, Utah to our existing operation in Orem, Utah and
•	exit of operating leases for various operating facilities.

Second Quarter
•	streamlining of our organizational structure by reducing the previous 13 regions to 6 as well as realigning management functions,
•	integration and centralization of administrative functions at construction services operations to our existing administrative support operations,
•	closure of the following business units in underperforming markets:
▪	millwork and building materials distribution operations in Merced and Bakersfield, California,
▪	concrete and framing services in Tucson, Arizona,
▪	block masonry, concrete services and truss manufacturing in Florida and
▪	various underperforming trades within our operating regions and
•	exit of operating leases for various operating facilities.

First Quarter
•	appointment of a chief operating officer to assume responsibility for the operation of our building product and construction service offerings and
•	discontinued framing services in Virginia.

During 2008 we reduced the number of employees 42% for operations and 12% for administrative support compared to a year ago.

We customize our mix of building products and construction services to meet customer needs in each of our markets.  The significant housing downturn has changed our sales mix as follows:

Sales Mix

Competitive Strengths
Strategically located in growing and diverse markets.  Our strategy focuses on offering building products and construction services in large, rapidly growing markets.  According to single-family housing permit data from the U.S. Census Bureau, in 2008 we had operations in 10 of the top 25 U.S. metropolitan statistical areas.  Our operations are geographically diverse and principally located in the western and south central states.  According to the U.S. Census Bureau, housing starts have favored the western and southern regions, averaging 75% of annual starts over the past three years.

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

Superior quality turnkey construction services.  We provide superior quality, cost effective and reliable construction service solutions to production homebuilders and other builders in key markets.  Certifications from the National Association of Home Builders demonstrate our professional credibility, competence, business integrity and solid record of customer satisfaction.

Long-term vendor relationships.  We have established strong relationships with our suppliers.  These strong relationships provide us purchasing advantages, including volume rebate programs and preferred customer status when supplies or liquidity are limited.

Experienced management team.  We have a dedicated and experienced management team that combines extensive industry experience, local knowledge in the market areas we serve and experience managing a large, sophisticated enterprise.  Our senior management team averages approximately 22 years of industry experience.

Focus on service. Our focus on service is a key factor that distinguishes us from our competitors.  We employ experienced, service-oriented individuals.  Our product knowledge and construction service skills enable customers to rely on our expertise for project implementation and product recommendations.  Our quality assurance initiatives limit callbacks on the services and products we provide.  Our dedication to providing superior customer service to builders allows our employees to develop consistent relationships and generate repeat and referral business.

Our Customers
Our customers are national, regional and local professional homebuilders engaged in single-family residential construction.  We also offer construction services to commercial and multi-family builders.  These builders require materials procurement, manufactured building components, construction services and on-time job-site delivery.  Our products and services are not typically offered by retailers selling to do-it-yourselfers, home improvement contractors and trades people.

On a consolidated basis, our largest customer accounted for 5% of sales in 2008, while the top five customers represented approximately 18% of consolidated sales.  The loss of one or more of our significant customers or changes in customer mix may adversely affect our financial condition, results of operations or cash flows.

Competition
Our products and construction services compete with similar offerings in the marketplace and our competitors vary in size, management expertise and financial capabilities.  Additionally, the markets in each of our business segments are fragmented and highly competitive.

We compete with local, regional and national building products distributors.  Builders generally select suppliers based on competitive pricing, product availability, reliable delivery, service, trade credit and knowledgeable personnel.  Competitors providing construction services range from single-crew operations to large well-managed organizations spanning multiple markets.  Some production homebuilders also perform their own framing and other construction services.

Sales and Marketing
Our operations are located in many of the largest markets for single-family home construction.  Economic strength as well as historical population and migration trends have generally supported the growth of residential construction in our markets.  According to the U.S. Census Bureau, housing starts have favored the western and southern regions, averaging 75% of annual starts over the past three years.

We attract customers by consistently providing quality building products and dependable customer service.  We also rely on the value and solid reputation of our construction services to secure and maintain national and regional relationships with production homebuilders.  Our sales personnel are dedicated to sourcing new business and maintaining customer relationships.  Marketing consists of industry-wide brand communications along with an array of regional marketing events and activities to enhance customer relationships.

Cyclicality and Seasonality
Our business is dependent on demand for and supply of single-family homes, which are influenced by changes in the overall condition of the U.S. economy, including interest rates, consumer confidence, job formation and other important factors.  The production of single-family homes is therefore variable and cyclical in nature.

Because of weather conditions in some of our markets, our financial condition, results of operations or cash flows may be adversely affected by slower construction activity during the first and fourth quarters of the year.

Operating Strategy
Sales to customers for building products and construction services are as follows (thousands):

	2008	2007	2006
Building products	$693,664	$997,035	$1,254,056
Construction services	631,015	1,182,038	1,697,106
	$1,324,679	$2,179,073	$2,951,162

Our business units operate in specific markets and are organized under the brands of BMC West and SelectBuild.  Each regional manager has substantial autonomy and responsibility to address customer needs specific to their markets.  The reputation of a building products distributor or construction services provider is often determined locally, where service, product suitability and knowledgeable customer service are critical.  Managers are responsible for optimizing business activities in their markets, including the efficient use of personnel, assessing and maintaining working capital, procuring construction labor and material requirements, identifying potential customers and developing appropriate service and product offerings.  Incentive compensation is based on successful growth and operating results tied to specific market areas and regions.

We focus on improving efficiency and productivity at our business units while giving special attention and support to units that are not meeting strategic objectives.  When a business unit fails to meet performance criteria, remedies include adjusting the mix of products and services, restructuring management, closure and consolidation.

Purchasing
We purchase building products from numerous manufacturers and suppliers. Our largest supplier accounted for approximately 6% of purchases in 2008.

We have preferred suppliers for certain building products. We maintain an open dialogue with our suppliers to avoid supply disruptions. Suppliers may experience liquidity problems due to the decline in the homebuilding industry and tightened credit availability. Also, our suppliers may have concerns about our financial viability and address their own liquidity needs by requesting faster payment of invoices or other assurances. If this were to happen, our need for cash may intensify and we may be unable to make payments to our suppliers as they become due.

To meet market specific needs and maintain appropriate inventory levels, purchasing decisions are made at the business unit level within the framework of corporate negotiated programs. Large volume purchases are made under company-wide guidelines. In addition, we participate in volume discount and cooperative advertising programs with suppliers. We have established strong relationships with our suppliers. These strong relationships provide us purchasing advantages, including volume rebate programs and preferred customer status when supplies or liquidity are limited.

The prices of commodity wood products, concrete, steel and other building products are volatile and may adversely impact financial condition, results of operations and cash flows when prices rapidly rise or fall. Our information systems allow business unit managers to closely monitor sales and inventory. With this supply and demand information, we generally avoid overstocking commodity wood products. As a result, we turn our commodity wood product inventory on average 10 times per year. Such rapid inventory turnover limits our potential exposure to inventory loss from commodity price fluctuations.

Management Information Systems
We continue to standardize software and infrastructure platforms that support the information needs of our organization. Our standardization effort includes job cost and construction information, estimating, accounts receivable management, inventory management, reporting, project scheduling and human resource management.

We use a project methodology that allows us to efficiently maintain and enhance these information systems for our business units. To eliminate redundant activities and reduce administrative costs, we transferred payroll, accounts payable and general ledger processes to our existing administrative support operations during 2008. As we focus on reducing costs, future implementations will be limited, however we will continue to maintain the effectiveness and stability of our information processes and systems.

We continue to research and recommend new technology solutions to improve information for decision-making, however new technology solutions must have a short-term and positive return to be implemented. Remote information technology functions have been consolidated and moved to Boise, Idaho to lower costs and improve efficiencies. We are also pursuing negotiations with our technology vendors to achieve economies on pricing.

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

We maintain comprehensive insurance coverage to mitigate the potential cost of claims.  Our estimated cost for automobile, general liability and workers’ compensation claims is determined by actuarial methods.  Claims in excess of certain amounts are insured with third-party insurance carriers.  Reserves for claims are recognized based on the estimated costs of these claims as limited by the deductible of the applicable insurance policies.

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

As of December 2008, we employed approximately 8,200 people of which 98% were in our operations and 2% were in our administrative support functions.  Unions represent approximately 400 or less than 5% of our employees.  We have not experienced any strikes or other work interruptions and have maintained generally favorable relations with our employees.  However, recently there have been attempts by a union to organize our construction workers principally in our Arizona and Nevada operations.  We will continue to balance shareholder value with competitive compensation and benefits, safe jobsites and quality construction skills for our employees.

Executive Officers
Name	Age	Position and Business Experience

Robert E. Mellor	65
Chairman of the Board and Chief Executive Officer
Mr. Mellor became Chairman of the Board of Directors in 2002 and has been Chief Executive Officer since 1997.  He has been a director since 1991.  He was previously Of Counsel with the law firm of Gibson, Dunn & Crutcher LLP from 1990 to 1997.  He is on the boards of directors of Coeur d’Alene Mines Corporation and The Ryland Group.  He is also on the board of councilors of Save-the-Redwoods League.  He does not serve on the audit committee of any of these boards. He serves on the compensation committee of the board of directors of Coeur d’Alene Mines.

William M. Smartt	66
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

Stanley M. Wilson	64
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

Eric R. Beem	39
Vice President and Controller
Mr. Beem was appointed Vice President in January 2006 and Controller in April 2005.  He joined the Company as Accounting Manager in 1996.  Mr. Beem is a Certified Public Accountant and his experience includes 3 years with an international public accounting firm.

Mark R. Kailer	55
Vice President, Treasurer and Investor Relations
Mr. Kailer has been Vice President and Treasurer since 2003.  He joined the Company in 2000 as Assistant Treasurer.  He was previously Senior Manager of Treasury Services at Circle International Group, a publicly-traded global logistics company based in San Francisco, from 1997 to 2000.

Paul S. Street	61
Senior Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary
Mr. Street joined the Company in 1999 as Senior Vice President, General Counsel and Corporate Secretary and has been Chief Administrative Officer since 2001.  He previously served as our outside General Counsel & Secretary while a partner of the law firm of Moffatt, Thomas, Barrett, Rock & Fields.

Item 1A. Risk Factors

Risks Related to Our Business
We face a number of significant risks and uncertainties in connection with our operations.  The factors described below may adversely affect our business, financial position, results of operations or cash flows and could cause future results to differ from past performance or expected results.

While we describe each risk separately, some of these risks are interrelated and certain risks could trigger other risks described below. Also, the risks and uncertainties described below are not the only risks and uncertainties we may face:

There is substantial doubt about our ability to continue as a going concern.
Our consolidated financial statements were prepared assuming we will continue as a going concern.  We may not be able to meet near-term working capital and scheduled interest and debt payment requirements if cash flows are inadequate from our suppressed operating activities or if our access to the revolver portion of our credit facility is restricted due to lack of compliance with financial covenants or revolver borrowing base limitations.  Absent any waiver, forbearance or modification to our current credit agreement or other financing options, we believe our recurring losses from operations, interest and debt burden amid declining sales and potential inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue near-term as a going concern.

Additionally, our long-term future is dependent on more normal levels of single-family housing starts and our ability to implement and maintain cost structures, including reduced interest and debt, that align with single-family housing trends.  If this fails to transpire or if we cannot obtain a waiver, forbearance or modification to our current credit agreement or other financing options, we may not be able to continue as a going concern and may potentially be forced to seek relief through a bankruptcy filing.  Such actions may have an adverse impact on the holders of our common shares.

Our business is dependent on demand for and supply of single-family homes that are influenced by changes in the overall condition of the U.S. economy, including interest rates, consumer confidence, job formation, availability of credit and other important factors.
The residential building products and construction services industry is highly dependent on demand for single-family homes, which is influenced by several factors. These factors include economic changes nationally and locally, mortgage and other interest rates, consumer confidence, job formation, demographic trends, tax incentives and availability of credit as well as other factors. The construction of new homes may experience decline due to excess unsold home inventory levels, lack of availability of credit for lenders, builders and homebuyers, lack of available and affordable land in attractive metropolitan areas, shortages of qualified tradespeople, shortages of materials and regulations that impose restrictive zoning and density requirements.  Also, changes to housing patterns may occur, such as an increase in consumer demand for urban living rather than single-family suburban neighborhoods.

All of these factors could limit demand for home construction and may result in lower sales of our building products and construction services as well as lower operating results due to our inability to align our cost structure with these sales trends.

Our ability to maintain adequate liquidity, reduce operating costs and increase market share in an industry experiencing a 55% reduction in average annual housing starts may not be fully realized or may take longer to realize than expected.
Excluding the boom years of 2006 through 2003, single-family housing starts for the U.S. as a whole averaged 1.1 million starts per year since 1990.  For 2008, annualized single-family housing starts for the U.S. as a whole were 55% lower or 0.5 million starts.  Housing starts have been negatively impacted by an excess inventory of unsold homes and home foreclosures as lending standards tightened and recent growing economic hardships of rising unemployment have sapped consumer confidence.  These trends may not substantially improve for some time.

Single-family permits in our markets declined 46% for 2008 and 31% for 2007.  The decline was widespread across all our markets for both building products and construction services.  Lower sales from weakening buyer demand and increased competition for fewer contracts led to declines in our margins, particularly for construction services.  As of February 2009, single-family housing starts for the U.S. as a whole fell to an annualized rate below 0.4 million and single-family permits in our markets fell to an annualized rate below 0.2 million.  We expect market conditions to be challenging and may apply further pressure to our sales, margins and operating results.

●	Our liquidity is dependent on operating performance, an efficient cash conversion cycle and compliance with financial covenants.
Liquidity is essential to our business.  We fund working capital requirements and necessary capital expenditures with cash flow from operations and seasonal borrowings under our credit facility.  A substantial deterioration in operating performance as well as inefficient conversion of business activities to cash may adversely affect our ability to obtain funding from operations or our credit facility.

We may not be able to meet near-term working capital and scheduled interest and debt payment requirements if cash flows are inadequate from our suppressed operating activities or if our access to the revolver portion of our credit facility is restricted due to lack of compliance with financial covenants or revolver borrowing base limitations.  Absent any waiver, forbearance or modification to our current credit agreement or other financing options, we believe our recurring losses from operations, interest and debt burden amid declining sales and potential inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue near-term as a going concern.

Additionally, our credit agreement requires monthly compliance with financial covenants including minimum liquidity and adjusted earnings before interest, taxes, depreciation and amortization (monthly Adjusted EBITDA) at least through 2010.  Operating results, particularly income from continuing operations, are a primary factor for these covenants and our ability to comply with these covenants depends on our operating performance.  At December 31, 2008, we were in compliance with the financial covenants of the credit agreement.

Based on financial information for February 2009, we were not in compliance with the monthly Adjusted EBITDA requirement of our credit agreement.  In March 2009, we obtained a limited waiver through April 15, 2009 for lack of compliance with the monthly Adjusted EBITDA requirement and we preserved access to limited liquidity as we may borrow up to $20 million on the revolver portion of our credit facility. Each lender approving the limited waiver was paid a fee of 0.10% of their revolver commitment and their portion of the outstanding principal amount of the term note.

Previously, we obtained waivers for financial covenants related to our credit agreement due to lower than planned operating performance as of both June 2008 and December 2007.  In September 2008, we entered into an amendment to our credit agreement with our lenders.  The amended credit facility continues to provide a $200 million revolver subject to borrowing base limitations and a $340 million term note maturing in November 2011.  As of December 31, 2008, no borrowings were outstanding under the revolver and $325.8 million was outstanding under the term note.  As of March 31, 2009, there were $2.3 million borrowings outstanding under the revolver and $313.8 million was outstanding under the term note.

Due to the difficulty of reliably projecting our operating results within the suppressed business conditions of the homebuilding industry, there is significant uncertainty as to our ability to meet the financial covenants of our current credit agreement during 2009.  Also, our independent registered public accounting firm included a going concern explanatory paragraph in their report on our financial statements for the year ended December 31, 2008 citing among other things, the uncertainty we will remain in compliance with these financial covenants. The going concern explanatory paragraph would constitute a default under our credit agreement.  In April 2009, we obtained a waiver for the going concern explanatory paragraph.

Lack of compliance with these covenants constitutes an event of default under the credit agreement.  As a result and absent any waiver, forbearance or modification, the lenders under our credit agreement would have the right to cause all amounts borrowed to become due and payable immediately and cease further borrowings by us under the credit facility.

In April 2009, we and our lenders agreed to extend the limited waiver through June 1, 2009.  This waiver continues to waive the monthly Adjusted EBITDA, forecast and projection requirements of our credit agreement.  The limited waiver limits borrowings under the revolver to $20 million subject to borrowing base limitations and limits capital expenditures to $0.5 million.  This limited waiver also requires we complete timely tax filings for tax refunds as a result of net operating losses and provide a revised business plan.  The satisfaction of the conditions of timely tax filings and revised business plan are subject to the discretion of our lenders.  Each lender approving the waiver for the going concern explanatory paragraph and extending the limited waiver was paid a fee of 0.10% of their revolver commitment and their portion of the outstanding principal amount of the term note.

We are currently negotiating with our lenders to modify our credit agreement.  These negotiations may provide us additional time and flexibility to develop a capital structure to support our long-term strategic plan and business objectives.

There is no assurance these negotiations will result in a credit agreement acceptable to us and the lenders or an agreement that will achieve our desired goals. We continue to pursue alternative financing arrangements as well as evaluate all other financing options.

If our operating performance, particularly cash flows from operations, is inadequate, we could suffer unfavorable consequences, such as payment delays to our suppliers or failure to honor contractual commitments including financial obligations.

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

●
An inability to implement and maintain cost structures that align with sales trends may have an adverse impact on our operating results or the anticipated benefits of restructuring may not be fully realized or may take longer to realize than expected.

When we experience slower periods of homebuilding activity, we may experience inefficiencies in our cost structures.  In response to the current challenging economic and industry conditions, we have implemented restructuring plans that include closure or consolidation of underperforming business units, reductions in the number of employees and consolidation of certain administrative functions.  These actions are designed to align our cost structures with anticipated sales.  Our evaluation of and changes to expenses in response to declining sales may not be sufficient, timely or realized, leading to costs that are too high relative to sales and to lower returns on sales.

●	Loss of customers as well as changes in the business models of customers may have an adverse impact on our operating results.
We are exposed to the risk of loss arising from the failure or financial distress of customers.  Although amounts due from our customers are typically secured by liens on their construction projects, in the event a customer cannot meet its payment obligations to us, there is a risk that lender evaluations of customer creditworthiness may limit amounts paid to us or the value of their underlying project will not be sufficient to recover the amounts owed to us. Estimated credit losses are considered in the valuation of amounts due from our customers, however the entire carrying amount is generally at risk.

While market and regulatory changes seek to reduce excess unsold home inventory and stabilize housing affordability, we may experience losses of and changes in customers.  Many homebuilders are experiencing business and financial challenges in the current housing environment.  Our 5 largest customers represent 18% of consolidated sales.  Additionally, diversification of our sales to more products and services for multi-family and commercial projects may result in changes in our customer mix.  The loss of one or more of our significant customers or changes in customer mix may adversely affect our financial condition, results of operations or cash flows.

As the business models of our customers evolve, our existing building products and construction service offerings may not meet the needs of certain homebuilders.  Homebuilders may decide to no longer outsource construction services or may purchase construction services and building products from separate suppliers.  If we do not timely assess shifts in customer expectations, preferences and demands, our financial condition, results of operations or cash flows may be adversely affected.

Due to the continuing downturn in the housing industry, we may incur additional impairment charges and costs to close or consolidate additional business units in underperforming markets.
If weakness in the housing industry continues, all or a portion of remaining intangible assets for customer relationships as well as operating assets of underperforming business units may be impaired.  Our ongoing evaluation of business operations places a priority on positive cash flow, efficient use of capital and higher returns. As a result of these evaluations, we may incur additional costs to close or consolidate additional underperforming business units.  These impairment charges and costs may adversely affect our financial condition, results of operations or cash flows.

Our business is subject to intense competition.
For 2008, annualized single-family housing starts for the U.S. as a whole were 55% lower or 0.5 million starts compared to an average of 1.1 million starts per year since 1990.  Specifically, single-family building permits in our markets declined 46% for 2008 and 31% for 2007.  There are numerous competitors providing building materials and construction services for these lower housing starts.  These competitive factors have led to pricing pressures and caused reductions in sales or margins as well as increases in operating costs.  Loss of significant market share due to competition could result in the closure of facilities.  Additionally, the availability of our financial information as well as concerns about our financial viability may be utilized against us by our competitors.  Intense competition may adversely affect our financial condition, results of operations or cash flows.

Our success is dependent upon the availability of and our ability to attract, train and retain qualified individuals.
Competition for employees is especially intense in both building products distribution and construction services.  Weak operating results may limit our ability to offer competitive compensation and benefits and may result in shortages of qualified labor and key personnel and in turn, may limit our ability to complete contracts as well as obtain additional contracts with builders.  Also, as a result of the downturn in the homebuilding industry, many qualified individuals have and may continue to seek employment in other industries.  Additional employment and eligibility requirements as well as enhanced and perceived enforcement from state and federal authorities could also limit the availability of qualified labor.  We cannot guarantee that we will be successful in recruiting and retaining qualified employees in the future.

Our success is also dependent on our ability to profitably implement evolving employment legislation.  For example, potential legislation easing union organizing activities and limiting arbitration options may significantly increase costs and may reduce or eliminate our ability to provide goods or services in certain markets.  Increases in health care and unemployment benefits, holidays and various job protections increase costs.  Likewise, changes required to reasonably balance employment levels and profitability are difficult to obtain under binding arbitration provisions.  There is no assurance we will be successful in balancing a changing sense of entitlement with shareholder value.  Employment legislation may adversely affect our financial condition, results of operations or cash flows.

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

We may experience shortages of building products as a result of unexpected demand or production difficulties as well as transportation limitations.  We have preferred suppliers for certain building products.  We maintain an open dialogue with our suppliers to avoid supply disruptions.  Suppliers may experience liquidity problems due to the decline in the homebuilding industry and tightened credit availability.  Also, our suppliers may have concerns about our financial viability and address their own liquidity needs by requesting faster payment of invoices or other assurances.  If this were to happen, our need for cash may intensify and we may be unable to make payments to our suppliers as they become due.  Any disruption in our sources of supply for key building products could negatively impact our financial condition, results of operations or cash flows.

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

The nature of our business exposes us to product liability and construction defect claims as well as other legal proceedings.
We are involved in product liability and construction defect claims relating to the products we distribute and manufacture and our various construction trades.  We are also exposed to potential claims arising from the conduct of homebuilders and their subcontractors.  We also operate a large fleet of trucks and other vehicles and therefore face some risk of accidents.  Although we believe we maintain adequate insurance, we may not be able to maintain such insurance on acceptable terms or such insurance may not provide adequate protection against potential liabilities.

The nature of our business also exposes us to wage and hour claims.  Accuracy of timekeeping methods may be difficult to defend and the extrapolation methods utilized may result in significant claims.  Current or future claims may adversely affect our financial condition, results of operations or cash flows.

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

Federal, state and other regulations could impose substantial costs and/or restrictions on our business.
We are subject to various federal, state, local and other regulations, including among other things:

▪	work safety regulations promulgated by the Department of Labor’s Occupational Safety and Health Administration,
▪	transportation regulations promulgated by the Department of Transportation,
▪	employment regulations promulgated by the Department of Homeland Security and the United States Equal Employment Opportunity Commission as well as
▪	state and local zoning restrictions and building codes.

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

Our governing documents and certain provisions of Delaware law that apply to us could make it difficult for another company to acquire control of our company.  For example:

•	our certificate of incorporation allows our Board of Directors to issue, at any time and without shareholder approval, preferred shares with such terms as they may determine;
•
our bylaws provide that during certain types of transactions that could affect control, including the acquisition of 15% or more of our common shares, affiliates of any party to the transaction and persons having a material financial interest in the transaction may not be elected to the Board of Directors; and

•
certain provisions of Delaware law generally prohibit us from engaging in any business combination with a person owning 15% or more of our common shares, or who is affiliated with us and owned 15% or more of our common shares at any time within three years prior to the proposed business combination, for a period of three years from the date the person became a 15% owner, unless specified conditions are met.

These provisions and others could delay, prevent or allow our Board of Directors to resist an acquisition of our company, even if a majority of our shareholders favored the proposed transaction.

ITEM 1B.  Unresolved Staff Comments

We have no unresolved comments from the Securities and Exchange Commission.

ITEM 2.  Properties

We lease our headquarters in Boise, Idaho.  Principal properties include distribution centers for building products, millwork fabrication and distribution sites, truss manufacturing plants and sales and administrative offices.  Properties are located in growing metropolitan areas and emerging housing markets.  Properties for our operations are 52% owned and 48% leased.  Currently, 24% of these properties are vacant or subleased.

Our properties are in good operating condition and we believe they provide adequate capacity to meet the needs of our customers.  Our locations operate under the brands of BMC West and SelectBuild as well as other brand names or trademarks within certain markets.  Our properties are located as follows:

Operations		Administrative
Location	Properties	Location	Properties
Arizona	12	California	1
California	21	Idaho	1
Colorado	13	Nevada	1
Florida	2
Idaho	12
Illinois	1
Montana	7
Nevada	13
North Carolina	1
Oregon	1
Texas	28
Utah	5
Washington	5

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

PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares
Our common shares trade on the OTC Bulletin Board (OTCBB) under the symbol BLGM.  Prior to October 2008, our common shares traded on the NYSE under the symbol BLG.  The high and low share prices as well as cash dividends for each period were as follows:

	2008			2007			2006
	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared

First quarter	$7	$4	$—	$25	$18	$0.10	$40	$32	$0.10
Second quarter	$5	$2	$—	$18	$13	$0.10	$38	$25	$0.10
Third quarter	$3	$0.47	$—	$15	$11	$0.10	$28	$21	$0.10
Fourth quarter	$1	$0.21	$—	$12	$5	$0.10	$28	$24	$0.10

Our credit facility amended in September 2008 prohibits the payment of cash dividends on our common shares.  The determination of future dividend payments (cash or shares) will depend on many factors, including credit facility restrictions, financial position, results of operations and cash flows.

As of April 10, 2009, there were approximately 2,291 shareholders of record and the closing price of our shares on April 9, 2009 was $0.28.

Peer Companies
Our peers are composed of companies that provide building products and construction services as follows:

• Avatar Holdings Inc.	• Lennar Corp.	• Simpson Manufacturing Co. Inc.
• Beazer Homes USA Inc.	• Masco Corp.	• Standard Pacific Corp.
• Brookfield Homes Corp.	• Meritage Homes Corp.	• Toll Brothers Inc.
• Builders FirstSource Inc.	• MDC Holdings Inc.	• Universal Forest Products, Inc.
• D.R. Horton Inc.	• NVR Inc.	• USG Corp.
• KB Home	• Ryland Group Inc.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes equity compensation information as of December 31, 2008 (thousands, except per share data):

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	2,841		$13.11	1,901
Equity compensation plans not approved by security holders	2,825	(1)	$0.47	—
Total	5,666		$6.81	1,901

(1)      In connection with the amendment of our credit facility in September 2008, our Board of Directors authorized issuance of these warrants that entitle the lenders to purchase approximately 8.75% or 2.8 million of our common shares at a purchase price of $0.47 per common share, the closing price on the NYSE on September 30, 2008.  These warrants may be exercised through September 2015.

ITEM 6.  Selected Financial Data

The following selected financial data should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Item 8 - Financial Statements and Supplementary Data.  These items provide further information to understand the comparability of selected financial data.

Selected Financial Data
(thousands, except share and permit data)

	Year Ended December 31
	2008	2007	2006	2005	2004
Sales (1) (3)
Building products	$693,664	$997,035	$1,254,056	$1,291,899	$1,155,999
Construction services	631,015	1,182,038	1,697,106	1,285,940	656,697
Total sales	$1,324,679	$2,179,073	$2,951,162	$2,577,839	$1,812,696

Impairment of assets (2)	$53,015	$272,152	$—	$508	$2,274

(Loss) income from continuing operations (3)	$(192,456)	$(265,767)	$81,545	$104,442	$44,988

(Loss) income from discontinued operations (1)	$(22,353)	$(46,946)	$20,529	$25,065	$8,922

Net (loss) income	$(214,809)	$(312,713)	$102,074	$129,507	$53,910

Net (loss) income per diluted share	$(7.39)	$(10.86)	$3.45	$4.41	$1.94

Annual cash dividends declared per share	$—	$0.40	$0.40	$0.24	$0.14

Working capital	$137,271	$262,741	$239,692	$295,220	$264,272
Total assets	$539,715	$874,844	$1,328,911	$1,150,525	$743,044
Long-term debt, net of current portion	$287,009	$343,937	$348,374	$276,987	$204,321
Shareholders’ equity	$44,262	$253,742	$572,629	$470,061	$327,678

Cash flows (used) provided by operations	$(23,126)	$67,279	$273,418	$198,294	$33,374

Annualized single-family building permits in our markets per US Census Bureau as of November	152,264	280,890	409,744	491,901	479,037

	2008	2007	2006	2005	2004
(1) Sales from discontinued operations:	$40,645	$135,604	$294,007	$334,321	$278,329
Income (loss) from discontinued operations:	$(22,353)	$(46,946)	$20,529	$25,065	$8,922

(2)	As a result of changes in specific markets, the following impairments were recognized in 2008:
•	$53.0 million for carrying amount of customer relationships, goodwill and certain property and equipment.

As a result of changes in specific markets, the following impairments were recognized in 2007:
•	$272.2 million for the carrying amount of goodwill and certain customer relationships.

	2008	2007	2006	2005	2004
(3) Sales from acquisitions:	$—	$82,088	$701,604	$387,819	$64,815
Income from acquisitions:	$—	$7,595	$55,454	$30,588	$2,152

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes that appear in Item 8 of this Form 10-K as well as the caption under this item entitled Business Risks and Forward-Looking Statements.

Our Business

We are one of the largest providers of residential building products and construction services in the United States.  Under the brand names of BMC West and SelectBuild, we serve the homebuilding industry through six regional operations:  Texas, California, Intermountain, Southwest, Northwest and Illinois.  In each of these regions, we market and sell building products, manufacture building components and provide construction services to professional builders and contractors.

Our operations are located in metropolitan areas that have historically outpaced U.S. averages for residential building permit activity.  We believe we are in homebuilding markets supported by positive long-term population growth, household formation and demographic trends.

Business Environment and Executive Overview

Annualized Single-Family Housing Starts and Permits
(000s)

Already under contraction, single-family housing starts declined further in the fourth quarter of 2008 as home foreclosures increased, lending standards tightened and rising unemployment sapped consumer confidence.  According to the U.S. Census Bureau as of November 2008, single-family housing starts for the U.S. as a whole fell below an annualized rate of 0.5 million.  Excluding the boom years of 2006 through 2003, single-family housing starts for the U.S. as a whole averaged 1.1 million starts per year since 1990.

Similarly, as of November 2008 annualized single-family permits in our markets fell 46% to 0.2 million from the prior year.  Accordingly, we implemented the following significant changes to our operations for 2008:

•	closure of 42 and consolidation of 15 business units in underperforming markets,
•	centralized administrative functions of information systems, reporting, accounts payable and human resources to our existing administrative support operation and
•	reduced employees 42% in our operations and 12% in our administrative support operation.

Single-family permits in our markets declined 46% for 2008 and 31% for 2007.  The decline was widespread across all our markets for both building products and construction services.  Lower sales from weakening buyer demand and increased competition for fewer contracts led to declines in our margins, particularly for construction services.  As of February 2009, single-family housing starts for the U.S. as a whole fell to an annualized rate below 0.4 million and single-family permits in our markets fell to an annualized rate below 0.2 million.

This suggests 2009 will be more challenging than 2008 as the decline in housing starts will cause competition to sharpen.  As a result, we continue to assess the operating performance of business units and eliminate cost inefficiencies.  We continue to believe our employees’ efforts to maintain our preferred supplier status with our customers and focus on cost efficiencies are distinguishing factors in our ability to weather this unprecedented downturn in the basic necessity of housing.

Uncertainty of Liquidity
We have incurred losses from operations and costs to restructure.  We managed our liquidity during this time with closure and consolidation of underperforming business units and cost reduction initiatives as well as sales of assets.  However, the downturn in the housing industry has been deepened by an increase in home foreclosures and sapped consumer confidence from tightened lending standards and rising unemployment and created a difficult business environment.  Our operating performance and liquidity were negatively affected by these economic and industry conditions which are beyond our control.

These business conditions have not improved during the first quarter of 2009.  As of February 2009, single-family housing starts for the U.S. as a whole fell to an annualized rate below 0.4 million and single-family permits in our markets fell to an annualized rate below 0.2 million.  We do not believe these business conditions will improve significantly during 2009.

Our actions to align our cost structure with anticipated sales may not be sufficient, timely or realized and may create additional cash requirements for operations.  We also have significant interest and debt service obligations consisting of cash payments for interest and principal.  With insufficient funds from operations, our primary source for funding operating needs is the revolver portion of our credit facility.  However, our revolver is subject to borrowing base limitations of certain accounts receivable, inventory, property and equipment and real estate and may not provide adequate liquidity.

We are anticipating tax refunds as a result of net operating losses.  Our federal tax refund is approximately $56 million and will be used to pay down existing obligations and will help de-lever our capital structure.  The timing of anticipated tax refunds for net operating losses is not known.

Additionally, our credit agreement requires monthly compliance with financial covenants including minimum liquidity and adjusted earnings before interest, taxes, depreciation and amortization (monthly Adjusted EBITDA) at least through 2010.  Operating results, particularly income from continuing operations, are a primary factor for these covenants and our ability to comply with these covenants depends on our operating performance.  At December 31, 2008, we were in compliance with the financial covenants of the credit agreement.

Based on financial information for February 2009, we were not in compliance with the monthly Adjusted EBITDA requirement of our credit agreement.  In March 2009, we obtained a limited waiver through April 15, 2009 for lack of compliance with the monthly Adjusted EBITDA requirement and we preserved access to limited liquidity as we may borrow up to $20 million on the revolver portion of our credit facility. Each lender approving the limited waiver was paid a fee of 0.10% of their revolver commitment and their portion of the outstanding principal amount of the term note.

Previously, we obtained waivers for financial covenants related to our credit agreement due to lower than planned operating performance as of both June 2008 and December 2007.  In September 2008, we entered into an amendment to our credit agreement with our lenders.  Our amended credit facility provides a $200 million revolver subject to borrowing base limitations and a $340 million term note maturing in November 2011.  As of December 31, 2008, no borrowings were outstanding under the revolver and $325.8 million was outstanding under the term note.  As of March 31, 2009, there were $2.3 million borrowings outstanding under the revolver and $313.8 million was outstanding under the term note.

Due to the difficulty of reliably projecting our operating results within the suppressed business conditions of the homebuilding industry, there is significant uncertainty as to our ability to meet the financial covenants of our current credit agreement during 2009.  Also, our independent registered public accounting firm included a going concern explanatory paragraph in their report on our financial statements for the year ended December 31, 2008 citing among other things, the uncertainty we will remain in compliance with these financial covenants. The going concern explanatory paragraph would constitute a default under our credit agreement.  In April 2009, we obtained a waiver for the going concern explanatory paragraph.

Lack of compliance with these covenants constitutes an event of default under the credit agreement.  As a result and absent any waiver, forbearance or modification, the lenders under our credit agreement would have the right to cause all amounts borrowed to become due and payable immediately and cease further borrowings by us under the credit facility.

In April 2009, we and our lenders agreed to extend the limited waiver through June 1, 2009.  This waiver continues to waive the monthly Adjusted EBITDA, forecast and projection requirements of our credit agreement.  The limited waiver limits borrowings under the revolver to $20 million subject to borrowing base limitations and limits capital expenditures to $0.5 million.  This limited waiver also requires we complete timely tax filings for tax refunds as a result of net operating losses and provide a revised business plan.  The satisfaction of the conditions of timely tax filings and revised business plan are subject to the discretion of our lenders.  Each lender approving the waiver for the going concern explanatory paragraph and extending the limited waiver was paid a fee of 0.10% of their revolver commitment and their portion of the outstanding principal amount of the term note.

We are currently negotiating with our lenders to modify our credit agreement.  These negotiations may provide us additional time and flexibility to develop a capital structure to support our long-term strategic plan and business objectives.

There is no assurance these negotiations will result in a credit agreement acceptable to us and the lenders or an agreement that will achieve our desired goals. We continue to pursue alternative financing arrangements as well as evaluate all other financing options.

We may not be able to meet near-term working capital and scheduled interest and debt payment requirements if cash flows are inadequate from our suppressed operating activities or if our access to the revolver portion of our credit facility is restricted due to lack of compliance with financial covenants or revolver borrowing base limitations.  Absent any waiver, forbearance or modification to our current credit agreement, we believe our recurring losses from operations, interest and debt burden amid declining sales and potential inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue near-term as a going concern.

Additionally, our long-term future is dependent on more normal levels of single-family housing starts and our ability to implement and maintain cost structures, including reduced interest and debt, that align with single-family housing trends.  If this fails to transpire or if we cannot obtain a waiver, forbearance or modification to our current credit agreement or other financing options, we may not be able to continue as a going concern and may potentially be forced to seek relief through a bankruptcy filing.

Insurance Coverage
In connection with the amendment of our credit facility in September 2008, we were required to liquidate investments related to the statutory funding requirements of our captive insurance subsidiary.  The marketable securities were liquidated in September 2008 and proceeds of $33.6 million were used to reduce net borrowings under the revolver and for operating needs.

Upon liquidation of investments held by our captive insurance subsidiary, insurance deductible reserves for claims will no longer be subject to statutory funding requirements.  Claims for automobile, general liability and workers’ compensation continue to be insured by third-party insurance carriers.  Insurance deductible reserves for claims will be recognized based on the estimated cost of claims as limited by deductibles of the applicable insurance policies.

Performance Measurements

We measure our operating performance and financial condition based on several factors including:

● Sales	● Cash flow
● Income from operations	● Management of working capital
● Return on investment

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

RESULTS OF OPERATIONS

2008 COMPARED TO 2007

The following table sets forth the amounts and percentage relationship to sales of certain costs, expenses and income items (millions, except per share data):

	Year Ended December 31
	2008		2007
Sales
Building products	$694	52%	$997	46%
Construction services	631	48%	1,182	54%
Total sales	1,325	100%	2,179	100%

Costs and operating expenses
Cost of goods sold
Building products	514	74%	723	73%
Construction services	576	91%	1,028	87%
Impairment of assets	53	4%	272	13%
Selling, general and administrative expenses	349	26%	423	19%
Other income, net	(5)	—%	(10)	—%
Total costs and operating expenses	1,487	112%	2,435	112%

Loss from operations	(163)	(12)%	(256)	(12)%

Interest expense	53	4%	34	1%

Loss from continuing operations before income taxes and minority interests	(216)	(16)%	(290)	(13)%

Income tax benefit	23	2%	26	1%
Minority interests income, net of income taxes	—	—%	(1)	—%
Loss from continuing operations	(192)	(14)%	(266)	(12)%

Loss from discontinued operations prior to sale	(13)	(1)%	3	—%
Impairment of assets	(8)	—%	(65)	(3)%
Gain on sale of discontinued operations	—	—%	20	1%
Income tax expense	(2)	—%	(5)	—%
Loss from discontinued operations	(22)	(2)%	(47)	(2)%

Net loss	$(215)	(16)%	$(313)	(14)%

Note:  Certain amounts and percentages may not sum to totals due to rounding.

Consolidated Financial Results
Selected financial results were as follows (millions):

Sales and Loss from Operations
(miilions)

	2008	2007	% Change
Sales
Building products	$694	$997	(30)%
Construction services	631	1,182	(47)%
	$1,325	$2,179	(39)%

Loss from operations	$(163)	$(256)	(36)%

Sales decreased 39% to $1.3 billion from $2.2 billion a year ago.  Sales were lower in all our regions, particularly sales of construction services.  National trends in single-family home construction continue to be at depressed levels as annualized single-family housing starts for the U.S. as a whole were 55% lower or 0.5 million starts for 2008 compared to an average of 1.1 million starts per year since 1990 excluding the boom years of 2006 through 2003.  Increased home foreclosures, tightening lending standards and rising unemployment have driven housing starts to their lowest level in the 50 years of available housing data.  Similarly, single-family permits in our markets fell 46% for 2008 and 31% for 2007.  The depth and duration of the current housing downturn remains uncertain.

Loss from operations was $163 million compared to a loss of $256 million a year ago and included the following:

•
Gross margins declined to 18% from 20% a year ago.  Margins declined 1.6% for building products and 4.3% for construction services.  Lower margins resulted from intensified competition for building products and construction services for fewer housing starts.

•	We recognized $53 million for the impairments of certain customer relationships and covenants not to compete, goodwill, certain property and equipment held for sale and certain leasehold improvements.
•
Partially offsetting lower gross margins, selling and general administrative expenses decreased 17% or $73 million from a year ago.  These expenses were lower due to employee reductions resulting in a decrease of $75 million or 42% in our operations and 12% in our administrative operation as well as $22 million of reductions in occupancy, shipping and handling, travel and other expenses.  These reductions were partially offset by:

▪	$14 million increase in the allowance for doubtful accounts receivable as our customers struggle with fewer construction projects and financing and
▪	$9 million for exiting various operating leases associated with underperforming business units.
•
Nonrecurring expenses associated with closure and consolidation of underperforming business units classified in selling, general and administrative expenses included $19 million of payroll and related expenses and other administrative operating expenses.  As a percent of sales, selling, general and administrative expenses increased to 26% from 19%.  In addition to the nonrecurring expenses, the increase was the result of:

▪	a substantial decline in sales volume, particularly construction services and
▪	a shift in sales mix to building products from construction services.

Interest Expense
Interest expense was 57% or $19 million more than a year ago.  The increase was due to:

•	$6.1 million for higher interest rates,
•	$4.2 million for write-off of deferred loan costs,
•	$3.2 million for fees associated with waivers and amendments of our credit facility in September and February 2008 and
•	$3.0 million for the ineffective portion of interest rate swap contracts.

Income Taxes
Operating losses and impairments from continuing operations resulted in an income tax benefit of $23 million.  Our effective income tax rate increased slightly to 10.8% and is lower than statutory federal and state tax rates due to uncertainty in our ability to realize deferred tax assets resulting from operating losses and impairments.  To the extent taxable income is generated in future periods, these tax benefits may be realized and reduce our effective tax rate in future periods.

Discontinued Operations
In June 2008 and as a consequence of the significant and ongoing correction in single-family home construction, we discontinued our concrete block masonry and concrete services business as well as our truss manufacturing business in Florida.  We incurred a loss from these operations of $12 million and recognized impairments of $8 million for customer relationships and assets held for sale.  These operations represented approximately 6% of sales.

In March 2008, we discontinued framing services in Virginia.  These operations represented less than 1% of sales.

RESULTS OF OPERATIONS

2007 COMPARED TO 2006

The following table sets forth the amounts and percentage relationship to sales of certain costs, expenses and income items (millions, except per share data):

	Year Ended December 31
	2007		2006
Sales
Building products	$997	46%	$1,254	42%
Construction services	1,182	54%	1,697	58%
Total sales	2,179	100%	2,951	100%

Costs and operating expenses
Cost of goods sold
Building products	723	73%	913	73%
Construction services	1,028	87%	1,405	83%
Impairment of assets	272	13%	—	—%
Selling, general and administrative expenses	423	19%	473	16%
Other income, net	(10)	—%	(4)	—%
Total costs and operating expenses	2,435	112%	2,788	95%

(Loss) income from operations	(256)	(12)%	164	5%

Interest expense	34	1%	29	1%

(Loss) income from continuing operations before income taxes and minority interests	(290)	(13)%	135	4%

Income tax benefit (expense)	26	1%	(45)	(2)%
Minority interests income, net of income taxes	(1)	—%	(8)	—%
(Loss) income from continuing operations	(266)	(12)%	82	2%

Income from discontinued operations prior to sale	3	—%	35	1%
Impairment of assets	(65)	(3)%	(2)	—%
Gain on sale of discontinued operations	20	1%	—	—%
Income tax expense	(5)	—%	(12)	—%
(Loss) income from discontinued operations	(47)	(2)%	21	1%

Net (loss) income	$(313)	(14)%	$102	3%

Note:  Certain amounts and percentages may not sum to totals due to rounding.

Consolidated Financial Results
Selected financial results were as follows (millions):

Sales and (Loss) Income from Operations
(millions)

	2007	2006	% Change
Sales
Building products	$997	$1,254	(20)%
Construction services	1,182	1,697	(30)%
	$2,179	$2,951	(26)%

(Loss) income from operations	$(256)	$164	n/m

Sales decreased 26% or $772 million to $2.2 billion.  A sharp contraction in new home construction consistent with the national downturn in homebuilding was responsible for the decline.  Single-family building permits in our markets were down 35% whereas the U.S. overall was down 29% compared to 2006.  Weak buyer demand and an excess inventory of unsold homes curtailed new home starts by homebuilders.  Sales of construction services were particularly lower since these sales are from production homebuilders who significantly reduced new home construction.

Gross margins declined to 20% of sales from 21% in 2006.  Bidding for construction contracts was more competitive as fewer opportunities were available for builders.  As a result, margins for construction services were sharply lower, while margins for building products improved due to a shift in sales mix to manufactured building components.

Intangibles and Goodwill Impairment
Consistent with the overall housing industry, our operations suffered from the effects of the sharp contraction in single-family home construction.  The reporting units of our construction services operations and Colorado building distribution facilities demonstrated significant declines in operating performance in the later portion of the fourth quarter of 2007.

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

In addition, the related tax benefit for these impairments was limited to $26 million based on the estimated realization of tax benefits for current and prior periods.  To the extent taxable income is generated in future periods, additional tax benefits related to these impairments may be realized and reduce our future effective tax rate.

Continued deterioration in our markets could result in additional impairments of the carrying amount of intangibles and goodwill.

Loss from operations was $256 million compared to income of $164 million in 2006.  Excluding impairments, income from operations was $16 million.  Our results from operations declined due to a sharp reduction in sales volume and lower gross margins for construction services.

Selling, general and administrative expenses decreased 11% or $51 million from 2006 due to reductions in the number of employees and related expenses as well as incentive compensation based on operating performance.

As a percent of sales, selling, general and administrative expenses increased to 19% from 16%.  These expenses as a percent of sales were higher as a result of the decline in construction services sales volume as well as:

•	a shift in sales mix to building products from construction services,
•	decreases in commodity wood product prices and
•	the relatively fixed portion of these expenses.

Interest Expense
Interest expense of $34 million increased $5 million from 2006.  The increase was due to a rise in interest rates and higher average borrowings.  Borrowings were higher to complete payments for acquisitions made in the prior year and fund seasonal working capital requirements.

Income Taxes
The impairment of goodwill and certain customer relationships for continuing operations resulted in a limited income tax benefit of $26 million.  Our effective income tax rate was a benefit of 8.8% and was lower than statutory federal and state tax rates due to uncertainty in our ability to realize deferred tax assets resulting from these impairments.  To the extent taxable income is generated in future periods, the tax benefit derived from the impairments may be realized and reduce our effective tax rate in future periods.

Discontinued Operations
In September 2007, we sold three building materials distribution businesses in Western Colorado.  Gain on the sale of these discontinued operations was $20 million, principally from the December 2007 sale of remaining real estate in Aspen, Colorado.  These business units represented approximately 1% of sales.

LIQUIDITY AND CAPITAL RESOURCES

Uncertainty of Liquidity
We have incurred losses from operations and costs to restructure.  We managed our liquidity during this time with closure and consolidation of underperforming business units and cost reduction initiatives as well as sales of assets.  However, the downturn in the housing industry has been deepened by an increase in home foreclosures and sapped consumer confidence from tightened lending standards and rising unemployment and created a difficult business environment.  Our operating performance and liquidity were negatively affected by these economic and industry conditions which are beyond our control.

These business conditions have not improved during the first quarter of 2009.  As of February 2009, single-family housing starts for the U.S. as a whole fell to an annualized rate below 0.4 million and single-family permits in our markets fell to an annualized rate below 0.2 million.  We do not believe these business conditions will improve significantly during 2009.

Our actions to align our cost structure with anticipated sales may not be sufficient, timely or realized and may create additional cash requirements for operations.  We also have significant interest and debt service obligations consisting of cash payments for interest and principal.  With insufficient funds from operations, our primary source for funding operating needs is the revolver portion of our credit facility.  However, our revolver is subject to borrowing base limitations of certain accounts receivable, inventory, property and equipment and real estate and may not provide adequate liquidity.

We are anticipating tax refunds as a result of net operating losses.  Our federal tax refund is approximately $56 million and will be used to pay down existing obligations and will help de-lever our capital structure.  The timing of anticipated tax refunds for net operating losses is not known.

Additionally, our credit agreement requires monthly compliance with financial covenants including minimum liquidity and adjusted earnings before interest, taxes, depreciation and amortization (monthly Adjusted EBITDA) at least through 2010.  Operating results, particularly income from continuing operations, are a primary factor for these covenants and our ability to comply with these covenants depends on our operating performance.  At December 31, 2008, we were in compliance with the financial covenants of the credit agreement.

Based on financial information for February 2009, we were not in compliance with the monthly Adjusted EBITDA requirement of our credit agreement.  In March 2009, we obtained a limited waiver through April 15, 2009 for lack of compliance with the monthly Adjusted EBITDA requirement and we preserved access to limited liquidity as we may borrow up to $20 million on the revolver portion of our credit facility.

Previously, we obtained waivers for financial covenants related to our credit agreement due to lower than planned operating performance as of both June 2008 and December 2007.  In September 2008, we entered into an amendment to our credit agreement with our lenders.  Our amended credit facility provides a $200 million revolver subject to borrowing base limitations and a $340 million term note maturing in November 2011.  As of December 31, 2008, no borrowings were outstanding under the revolver and $325.8 million was outstanding under the term note.  As of March 31, 2009, there were $2.3 million borrowings outstanding under the revolver and $313.8 million was outstanding under the term note.

Due to the difficulty of reliably projecting our operating results within the suppressed business conditions of the homebuilding industry, there is significant uncertainty as to our ability to meet the financial covenants of our current credit agreement during 2009.  Also, our independent registered public accounting firm included a going concern explanatory paragraph in their report on our financial statements for the year ended December 31, 2008 citing among other things, the uncertainty we will remain in compliance with these financial covenants. The going concern explanatory paragraph would constitute a default under our credit agreement.  In April 2009, we obtained a waiver for the going concern explanatory paragraph.

Lack of compliance with these covenants constitutes an event of default under the credit agreement.  As a result and absent any waiver, forbearance or modification, the lenders under our credit agreement would have the right to cause all amounts borrowed to become due and payable immediately and cease further borrowings by us under the credit facility.

In April 2009, we and our lenders agreed to extend the limited waiver through June 1, 2009.  This waiver continues to waive the monthly Adjusted EBITDA, forecast and projection requirements of our credit agreement.  The limited waiver limits borrowings under the revolver to $20 million subject to borrowing base limitations and limits capital expenditures to $0.5 million.  This limited waiver also requires we complete timely tax filings for tax refunds as a result of net operating losses and provide a revised business plan.  The satisfaction of the conditions of timely tax filings and revised business plan are subject to the discretion of our lenders.  Each lender approving the waiver for the going concern explanatory paragraph and extending the limited waiver was paid a fee of 0.10% of their revolver commitment and their portion of the outstanding principal amount of the term note.

We are currently negotiating with our lenders to modify our credit agreement.  These negotiations may provide us additional time and flexibility to develop a capital structure to support our long-term strategic plan and business objectives.

There is no assurance these negotiations will result in a credit agreement acceptable to us and the lenders or an agreement that will achieve our desired goals. We continue to pursue alternative financing arrangements as well as evaluate all other financing options.

We may not be able to meet near-term working capital and scheduled interest and debt payment requirements if cash flows are inadequate from our suppressed operating activities or if our access to the revolver portion of our credit facility is restricted due to lack of compliance with financial covenants or revolver borrowing base limitations.  Absent any waiver, forbearance or modification to our current credit agreement or other financing options, we believe our recurring losses from operations, interest and debt burden amid declining sales and potential inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue near-term as a going concern.

Additionally, our long-term future is dependent on more normal levels of single-family housing starts and our ability to implement and maintain cost structures, including reduced interest and debt, that align with single-family housing trends.  If this fails to transpire or if we cannot obtain a waiver, forbearance or modification to our current credit agreement, we may not be able to continue as a going concern and may potentially be forced to seek relief through a bankruptcy filing.

Cash Flows
Historically, our primary needs for capital resources were to fund working capital and acquisitions as well as finance capital expenditures.  In the future we expect to fund working capital requirements and necessary capital expenditures with cash flow from operations and seasonal borrowings under our credit facility.

If we are unable to implement and maintain cost structures, including debt and interest, that align with single-family housing trends or if we cannot obtain a waiver, forbearance or modification to our current credit agreement or other financing options, we may not be able to continue as a going concern and we may be forced to seek relief by altering our capital structure or through a bankruptcy filing.

Operations
Operating activities used $23 million of cash for 2008 compared to $67 million provided for 2007.  Net loss adjusted for non-cash items increased $121 million from 2007 due to lower sales and reduced profitability as a result of the significant downturn in home construction.  Our working capital requirements decreased $48 million in 2008.  Cash provided by working capital requirements was $48 million for 2008 compared to cash provided of $36 million for 2007, as our working capital requirements decreased despite a significant increase in our cash conversion cycle as days payable outstanding decreased, inventory turns slowed slightly and there was no significant change in days sales outstanding.

In 2007, cash provided by operating activities was $67 million compared to $273 million for 2006.  Net income adjusted for non-cash items decreased $126 million due to a significant contraction in construction activity as homebuilders curtailed production in an effort to align home inventory with demand.  Consistent with the contraction of construction activity, our working capital requirements for 2007 were $36 million less than 2006.  Inventory turns and days payable outstanding were consistent with the prior year whereas days sales outstanding increased slightly.

Cash provided by operating activities was $273 million for 2006 compared to $198 million for 2005.  Net income adjusted for non-cash items decreased $15 million due to slower construction activity as homebuilders curtailed production.  Changes in working capital were favorable as requirements were $104 million less than 2005 as the robust pace of housing starts began to deteriorate.  Inventory turns and days payable outstanding improved whereas days sales outstanding increased slightly from 2005.

Capital Investment and Acquisitions
Cash provided by investing activities was $29 million for 2008 compared to $53 million used for 2007.  Cash provided by investing activities reflected a $72 million reduction in expenditures for the acquisition of businesses.  A remaining minority interest in a framing services operation was purchased for $8 million.  Cash of $15 million was provided principally from the sale of building materials distribution facilities in Boulder, Colorado and Bakersfield, California as well as the sale of other equipment.  Cash used for investing activities also included capital expenditures of $17 million or $16 million less than 2007.  Capital expenditures were principally for relocation and expansion of materials distribution and component manufacturing facilities in Texas.  Pursuant to our plans to terminate our captive insurance subsidiary, cash of $42 million, net was provided from the liquidation of marketable securities and proceeds were used to reduce net borrowings under the revolver and for operating needs.

In 2007, cash used in investing activities was $53 million or $227 million less than $280 million for 2006.  Cash used for investing activities reflected a $121 million reduction in acquisition expenditures.  Cash used for acquisitions of $81 million was principally for payments on acquisitions made in 2006.  Cash of $27 million was provided by the sale of three building material distribution businesses in Western Colorado and relocation of a building materials distribution business in Texas.  Cash used for investing activities also included capital expenditures of $33 million or $20 million less than 2006.  Capital expenditures were principally for relocation and expansion of materials distribution and component manufacturing facilities as well as routine replacement of operating equipment.  Cash of $17 million was provided from the sale of marketable securities pursuant to the statutory funding requirements of our captive insurance subsidiary.

Cash used in investing activities was $280 million for 2006 or $18 million more than $262 million used in investing activities for 2005.  Cash use included $202 million for eight acquisitions and purchase of an additional 20% interest in a concrete block masonry and concrete services business.  Cash used for investing activities also included capital expenditures for 2006 of $53 million or $6 million more than $47 million for 2005.  Capital expenditures for 2006 were principally for centralization of a millwork facility in Colorado, expansion of distribution facilities in Texas and Idaho, expansion of construction service facilities in Arizona and expansion of our data center as well as construction and human resource information systems.  Cash used for investing activities for 2006 also included $25 million for the net purchase of marketable securities pursuant to the statutory funding requirements of our captive insurance subsidiary.

Financing
Cash used by financing activities was $55 million for 2008 compared to $28 million used for 2007.  Cash for operating needs, payments on the term note, capital expenditures and financing costs for our amended credit facility were funded by eliminations of the statutory funding requirements of our captive insurance subsidiary, reductions in working capital requirements, existing cash and proceeds from dispositions.  In addition to scheduled principal payments, $16 million was paid on the term note as a result of reductions in the statutory funding requirements of our captive insurance subsidiary and proceeds from dispositions.

In 2007, cash used by financing activities was $28 million compared to $51 million provided by financing activities for 2006.  Payments for acquisitions made in the prior year, capital expenditures and cash dividends for shareholders were funded with proceeds from the sale of three non-strategic building materials distribution businesses in Western Colorado, proceeds from other dispositions, cash from operations and lower working capital requirements.  No additional borrowings were required.

Cash provided by financing activities was $51 million for 2006 compared to $74 million for 2005.  After cash provided by operating activities, debt was incurred to complete eight acquisitions and purchase an additional 20% interest in a concrete block masonry and concrete services business as well as expand our facilities and information systems.  In November 2006, we amended our revolver and entered into a new $350 million term note.  This transaction resulted in proceeds from the $350 million term note which was used to repay our previous term notes and the amount outstanding under the revolver.  Remaining borrowings were used to invest in cash equivalents and pay cash dividends for shareholders.

Financing Arrangements
Our debt structure consists of a revolver, term note and other borrowings.

We obtained waivers for financial covenants related to our credit agreement due to lower than planned operating performance as of both June 2008 and December 2007.  In September 2008, we entered into an amendment to our credit agreement with our lenders.  The amended credit facility continues to provide a $200 million revolver subject to borrowing base limitations and a $340 million term note maturing in November 2011.

•     Revolver
The $200 million revolver is subject to borrowing base limitations and matures in November 2011.  The revolver may consist of both LIBOR and Prime based borrowings.  In the September 2008 amendment, the variable interest rate for the revolver was increased to LIBOR plus 5.25% or Prime plus 3.25%.  Minimum LIBOR interest is 3.0%.  Additionally, a commitment fee for the unused portion is 0.50%.  LIBOR interest is paid quarterly and Prime interest is paid monthly.  As of December 31, 2008, no borrowings were outstanding under the revolver.

The effective interest rate is based on interest rates for the period as well as the commitment fee for the unused portion of the revolver.

Letters of credit outstanding that guaranteed performance or payment to third parties were $110.6 million as of December 31, 2008.  These letters of credit reduce the $200 million revolver commitment.

Total availability under the revolver is subject to a monthly borrowing base calculation that includes:

•	70% of certain accounts receivable,
•	50% of certain inventory,
•	25% of certain other inventory,
•	approximately 75% of the appraised value of certain property and equipment and
•	50% of the appraised value of real estate.

As of December 31, 2008, the unused borrowing base available under the revolver was $66.7 million.

•     Term Note
The term note matures in November 2011 and is payable in quarterly installments of $0.9 million with the remaining principal of $280.5 million payable in November 2011.  In the September 2008 amendment, the variable interest rate for the term note was increased to LIBOR plus 5.25% or Prime plus 3.25%.  Minimum LIBOR interest is 3.0%.  LIBOR interest is paid quarterly and Prime interest is paid monthly.  In addition to the LIBOR and Prime interest rates, the term note includes an additional annual payment-in-kind interest or fee of 2.75% that is payable on the earlier of payoff or maturity.  As of December 31, 2008, $325.8 million was outstanding under this term note.

•     Other
Other long-term debt consists of term notes, equipment notes and capital leases for equipment.  Interest rates vary and dates of maturity are through March 2021.  As of December 31, 2008, other long-term debt was $1.4 million.

Covenants and Maturities
Our amended credit facility requires monthly compliance with financial covenants including minimum liquidity and adjusted earnings before interest, taxes, depreciation and amortization (monthly Adjusted EBITDA) at least through 2010.  At December 31, 2008, we were in compliance with the financial covenants of the credit agreement.

Based on financial information for February 2009, we were not in compliance with the monthly Adjusted EBITDA requirement of our credit agreement.  In March 2009, we obtained a limited waiver through April 15, 2009 for lack of compliance with the monthly Adjusted EBITDA requirement and we preserved access to limited liquidity as we may borrow up to $20 million on the revolver portion of our credit facility.

Previously, we obtained waivers for financial covenants related to our credit agreement due to lower than planned operating performance as of both June 2008 and December 2007.  In September 2008, we entered into an amendment to our credit agreement with our lenders.  The amended credit facility continues to provide a $200 million revolver subject to borrowing base limitations and a $340 million term note maturing in November 2011.

Due to the difficulty of reliably projecting our operating results within the suppressed business conditions of the homebuilding industry, there is significant uncertainty as to our ability to meet the financial covenants of our current credit agreement during 2009.  Also, our independent registered public accounting firm included a going concern explanatory paragraph in their report on our financial statements for the year ended December 31, 2008 citing among other things, the uncertainty we will remain in compliance with these financial covenants. The going concern explanatory paragraph would constitute a default under our credit agreement.  In April 2009, we obtained a waiver for the going concern explanatory paragraph.

Lack of compliance with these covenants constitutes an event of default under the credit agreement.  As a result and absent any waiver, forbearance or modification, the lenders under our credit agreement would have the right to cause all amounts borrowed to become due and payable immediately and cease further borrowings by us under the credit facility.

In April 2009, we and our lenders agreed to extend the limited waiver through June 1, 2009.  This waiver continues to waive the monthly Adjusted EBITDA, forecast and projection requirements of our credit agreement.  The limited waiver limits borrowings under the revolver to $20 million subject to borrowing base limitations and limits capital expenditures to $0.5 million.  This limited waiver also requires we complete timely tax filings for tax refunds as a result of net operating losses and provide a revised business plan.  The satisfaction of the conditions of timely tax filings and revised business plan are subject to the discretion of our lenders.  Each lender approving the waiver for the going concern explanatory paragraph and extending the limited waiver was paid a fee of 0.10% of their revolver commitment and their portion of the outstanding principal amount of the term note.

We are currently negotiating with our lenders to modify our credit agreement.  These negotiations may provide us additional time and flexibility to develop a capital structure to support our long-term strategic plan and business objectives.

There is no assurance these negotiations will result in a credit agreement acceptable to us and the lenders or an agreement that will achieve our desired goals. We continue to pursue alternative financing arrangements as well as evaluate all other financing options.

If our leverage ratio is at or above a certain maximum as of September 30, 2010, the monthly Adjusted EBITDA may be replaced with quarterly compliance with a leverage ratio and interest coverage ratio.  Operating results, particularly income from continuing operations, are a primary factor for these covenants and our ability to comply with these covenants depends on our operating performance.  The significant downturn in single-family housing starts has negatively impacted and may continue to negatively impact our operating performance.

The credit agreement requires certain proceeds and cash flows be applied to the credit facility as follows:

•	Revolver
▪	proceeds from the liquidation of statutory funding requirements of our captive insurance subsidiary,
▪	30% of tax refunds and
▪	cash in excess of $25 million.

•	Term Note
▪	proceeds from certain dispositions,
▪	70% of tax refunds and
▪	75% of excess cash flow as defined beginning in 2010.

Due to requirements to apply tax refunds to the credit facility, 70% of the tax refund expected to be received in 2009 or $35.6 million has been classified as a current portion of long-term debt.

Proceeds from the liquidation of our captive insurance subsidiary, tax refunds and certain dispositions are retained in a separate cash account.  Cash in excess of $25 million in this separate cash account is to be applied to the revolver or term note.  Cash in this account was $9.2 million as of December 31, 2008.  In the event of default, this cash is restricted and not available for our operating needs.

The amended credit facility continues to restrict our ability to incur additional indebtedness, pay dividends, repurchase shares, enter into mergers or acquisitions, use proceeds from equity offerings, make capital expenditures and sell assets.  The amended credit facility is secured by all assets of our wholly-owned subsidiaries.

In connection with the September 2008 amendment, 100% or $2.8 million of unamortized deferred loan costs related to the term note were recognized as interest expense in the third quarter of 2008.  We also incurred $3.8 million of costs in connection with the amendment and $2.0 million of these costs will be amortized over the remaining term of the credit facility whereas $1.8 million of these costs were recognized as interest expense in the third quarter of 2008.

In connection with the February 2008 amendment, 60% or $2.4 million of unamortized deferred loan costs related to the previous revolver were recognized as interest expense in the first quarter of 2008.  We also incurred $4.9 million of fees in connection with the amendment and these costs were to be amortized over the remaining term of our credit facility.  However, in connection with the September 2008 amendment, the remaining $2.6 million of these unamortized costs were recognized as interest expense in the third quarter of 2008.

Scheduled maturities of long-term debt are as follows (thousands):

2009	$39,443
2010	3,727
2011	283,189
2012	65
2013	70
Thereafter	677
$327,171

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

Hedging Activities
In addition to the amendment to our credit facility in September 2008, we amended our interest rate swap contracts to lower amounts and a maturity matching the credit facility.  As of December 2008, the interest rate swap contracts effectively converted $135.1 million of variable rate borrowings to a fixed interest rate of 10.6% plus any difference between minimum LIBOR interest of 3.0% and LIBOR, thus reducing the impact of increases in interest rates on future interest expense.  Additionally, the notional amount of the interest rate swap contracts will be ratably reduced to zero through the maturity of November 2011.

Approximately 41% of the outstanding variable rate borrowings have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges through December 2008.  After giving effect to the interest rate swap contracts, total borrowings were 58% variable and 42% fixed.  Management may choose not to swap variable rates to fixed rates or may terminate a previously executed swap if the variable rate positions are more beneficial.

The fair value of the interest rate swap contracts was a liability of $7.5 million as of December 31, 2008.  To the extent the hedge is effective, the corresponding unrealized loss for the interest rate swap contracts and unrealized tax benefit were recorded in accumulated other comprehensive (loss) income, net a separate component of shareholders’ equity.

In December 2008, we determined the interest rate swap contracts were not an effective hedge of variable interest due to the recent significant reductions in LIBOR interest rates.  As a result of the estimated difference between the LIBOR interest of the interest rate swap contracts and the minimum LIBOR interest of 3.0% of the term note, we recognized $3.0 million of interest expense for the ineffective portion of these interest rate swap contracts for 2008.  The effective portion of the interest rate swap contracts of $4.5 million was recorded as an unrealized loss and an unrealized tax benefit of $1.7 million in accumulated other comprehensive (loss) income, net a separate component of shareholders’ equity.  A corresponding deferred tax asset for the unrealized tax benefit was eliminated with a valuation allowance as there may be an inability to utilize this deferred tax asset.

Hedge accounting was discontinued in January 2009, as it is not probable future LIBOR interest rates for the remaining term of the interest rate swap contracts will be at or above the minimum LIBOR interest of 3.0% of the term note.  As a result, changes in the fair value of the interest rate swap contracts will be recognized as interest expense rather than recorded in accumulated other comprehensive (loss) income, net a separate component of shareholders’ equity.  The unrealized loss of $4.5 million in accumulated other comprehensive (loss) income, net as of December 31, 2008 will be subsequently amortized to interest expense over the remaining term of our term note.

In September 2008, we amended our interest rate swap contracts.  Monthly settlements are made to ratably reduce the notional amount of the interest rate swap contracts through November 2011.  Payments of $3.8 million have been made to settle a portion of the interest rate swap contracts liability and reduce the notional amount of the interest rate swap contracts.  The related unrealized loss of $2.9 million and unrealized tax benefit of $1.1 million are recorded in accumulated other comprehensive (loss) income, net a separate component of shareholders’ equity.  A corresponding deferred tax asset for the unrealized tax benefit was eliminated with a valuation allowance as there may be an inability to utilize this deferred tax asset.  The unrealized loss of $2.9 million will be subsequently amortized to interest expense over the remaining term of our term note.  Amortization to interest expense for this unrealized loss was $0.9 million for 2008.

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

Shelf Registration
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

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships often referred to as structured finance or special purpose entities which might be established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2008, we were not involved in any transactions with unconsolidated entities.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual obligations as of December 31, 2008 (millions):

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total	Fair Value
Long-term debt(1)	$39.4	$286.9	$0.2	$0.7	$327.2	$326.7
Capital lease obligations	—	—	—	—	—	—
Interest on long-term debt and capital leases(2)	24.8	63.4	0.1	0.2	88.5	88.5
Operating leases(3)	24.8	31.5	12.7	3.6	72.6	72.6
Unconditional purchase obligations	—	—	—	—	—	—
Other long-term commitments	—	—	—	—	—	—
	$89.0	$381.8	$13.0	$4.5	$488.3	$487.8

Interest rate swap contracts
Notional principal amount of interest rate exchange agreements					$135.1	$7.5
Variable to fixed
Average pay rate					5.3%
Average receive rate					3.5%
						$495.3
(1)	Long-term debt obligations may differ due to future refinancing of debt.
(2)	Interest obligations may differ due to future refinancing of debt. Interest on our variable rate debt was calculated for all years using the rates in effect as of December 31, 2008.
(3)
Operating lease obligations may differ due to changes in operating plans and sublease arrangements.  Operating lease obligations are net of sublease arrangements of $1.8 million for less than 1 year, $1.2 million for 1 – 3 years and $0.2 million for 3 – 5 years.

Our credit facility consists of the revolver and term note.  Accelerated repayment of our revolver and term note may occur if certain financial conditions or warranties and representations are not met.  The credit facility is secured by all the assets of our wholly-owned subsidiaries.

Our amended credit facility requires monthly compliance with financial covenants including minimum liquidity and adjusted earnings before interest, taxes, depreciation and amortization (monthly Adjusted EBITDA) at least through 2010.  At December 31, 2008, we were in compliance with the covenants of the credit agreement.

If our leverage ratio is at or above a certain maximum as of September 30, 2010, the monthly Adjusted EBITDA may be replaced with quarterly compliance with a leverage ratio and interest coverage ratio.  Lack of compliance with these covenants may accelerate the related scheduled maturities.

We have $110.6 million in letters of credit outstanding principally for the deductible portion of automobile, general liability and workers’ compensation claims.  These obligations are not required to be recorded as liabilities on our balance sheet and renew automatically on their various anniversary dates or until released by their respective beneficiaries.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inventory Price Risk
Prices of commodity wood products, which are subject to significant volatility, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time.  We do not use derivative financial instruments to hedge commodity wood product prices.

Interest Rate Risk
Changes in interest expense occur when market interest rates change.  Changes in the amount of debt could also increase interest rate risks.  We currently utilize interest rate swap contracts to hedge variable interest rates.  As of December 2008, the interest rate swap contracts effectively converted $135.1 million of variable rate debt to a fixed interest rate of 10.6% plus any difference between minimum LIBOR interest of 3.0% and LIBOR.  The notional amount of the interest rate swap contracts will be ratably reduced to zero through the maturity of November 2011.

Approximately 41% of the outstanding variable rate borrowings have been hedged with interest rate swap contracts.  After giving effect to the interest rate swap contracts, total borrowings are 58% variable and 42% fixed.  Based on debt outstanding as of December 31, 2008, a 0.25% increase in interest rates would result in approximately $0.5 million of additional interest expense annually.

Derivative financial instruments are not utilized to hedge other risks or for speculative or trading purposes.

CRITICAL ACCOUNTING ESTIMATES

Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  These estimates and assumptions include critical accounting estimates which are defined by the Securities and Exchange Commission as those that are the most important to the portrayal of our financial condition, results of operations or cash flows.  These estimates require our subjective and complex judgments often as a result of the need to estimate matters that are inherently uncertain.  We review the development, selection and disclosure of these estimates with our Audit Committee.  We believe the estimates utilized are reasonable under the circumstances, however actual results could differ from these estimates and may require adjustment in future periods.  Our critical accounting estimates are:

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

At December 31, 2008, the reserve for these estimated losses was $0.2 million.  These reserves are established by assessing estimated costs to complete, change orders and claims.  Assumptions for estimated costs to complete include material prices, labor costs, labor productivity and contract claims.  Such estimates are inherently uncertain and therefore it is possible that actual completion costs may vary from these estimates.  We have a history of making reasonable estimates of the extent of progress towards completion, contract revenue and contract completion costs.  However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.

•     Realizability of Net Deferred Tax Asset
Deferred tax assets and liabilities are recognized for tax credits and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is recognized to reduce the carrying amount of deferred tax assets to the amount that is more likely than not to be realized.  If it is later determined it is more likely than not that deferred tax assets will be realized, the valuation allowance will be adjusted.  Revisions of the valuation allowance are recognized in the period such revisions are known.

At December 31, 2008, the valuation allowance was $160.5 million.  The valuation allowance was recognized due to the potential inability to realize these deferred tax assets.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The scheduled reversal of deferred tax liabilities, loss carryback and carryforward abilities, projected future taxable income, tax planning strategies, cumulative earnings and our industry are considered in making this assessment.  Our ability to realize the deferred tax assets could change if estimates of future taxable income change.  To the extent taxable income is generated in future periods, these tax benefits may be realized and reduce our effective tax rate in future periods.

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

At December 31, 2008, the reserve for automobile, general liability and workers’ compensation claims was $43.7 million.  The estimated cost of claims is determined by actuarial methods.  Actual loss experience may differ substantially from the actuarial assumptions.  Future estimates of the cost of claims are subject to the nature and frequency of claims, medical cost inflation and changes in the insurance deductibles of the applicable insurance policies.

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

At December 31, 2008, the reserve for warranties was $5.7 million.  Specific terms and conditions for warranties vary from one year to ten years and are based on geographic market and state regulations.  The reserve for these claims is susceptible to change based on the estimated cost of the claim.  We have a history of making reasonable estimates of warranties.  However, due to uncertainties inherent in the estimation process, it is possible that actual warranty costs may vary from estimates.

•     Share-based Compensation
Our estimates of the fair values of our share-based payment transactions are based on the modified Black-Scholes-Merton model.  To meet the fair value measurement objective, we are required to develop estimates regarding expected exercise patterns, share price volatility, forfeiture rates, risk-free interest rate and dividend yield.  These assumptions are based principally on historical experience.  When circumstances indicate changes in forfeiture rates, revisions to forfeiture rates are recognized in the periods such revisions are known.  Due to uncertainties inherent in these assumptions, it is possible that actual share-based compensation may vary from these estimates.

RECENT ACCOUNTING PRINCIPLES

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This accounting principle identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  This accounting principle was adopted November 2008 and had no impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This accounting principle enhances disclosure for derivative instruments and hedging activities and their effects on consolidated financial position, results of operations and cash flows.  Specifically, enhanced disclosures include objectives and strategies for using derivatives, including underlying risk and accounting designation, as well as fair values, gains and losses.  This accounting principle was adopted June 2008 and had no impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This accounting principle eliminates noncomparable accounting for minority interests. Specifically, minority interests are presented as a component of shareholders’ equity; consolidated net income includes amounts attributable to both the parent and minority interest and is disclosed on the face of the income statement; changes in the ownership interest are accounted for as equity transactions if ownership remains controlling; purchase accounting for acquisitions of noncontrolling interests and acquisitions of additional interests is eliminated; and deconsolidated controlling interests are recognized based on fair value consistent with Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations.  The accounting requirements were adopted January 2009 and had no impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations.  This accounting principle requires acquisition accounting (purchase accounting) be applied to all business combinations in which control is obtained regardless of consideration and for an acquirer to be identified for each business combination.  Additionally, this accounting principle requires acquisition-related costs and restructuring costs at the date of acquisition to be expensed rather than allocated to the assets acquired and the liabilities assumed; noncontrolling interests, including goodwill, to be recorded at fair value at the acquisition date; recognition of the fair value of assets and liabilities arising from contractual contingencies and contingent consideration (payments conditioned on the outcome of future events) at the acquisition date; recognition of bargain purchase (acquisition-date fair value exceeds consideration plus any noncontrolling interest) as a gain; and recognition of changes in deferred taxes.  This accounting principle was adopted January 2009 and had no impact on our consolidated financial position, results of operations or cash flows.

BUSINESS RISKS AND FORWARD-LOOKING STATEMENTS

There are a number of business risks and uncertainties that affect our operations and therefore could cause future results to differ from past performance or expected results.  Additional information regarding business risks and uncertainties is contained in Part I Item 1A of Form 10-K.  These risks and uncertainties may include, however are not limited to:

•	substantial doubt about our ability to continue as a going concern;
•
demand for and supply of single-family homes which are influenced by changes in the overall condition of the U.S. economy, including interest rates, consumer confidence, job formation, availability of credit and other important factors;

•
our ability to maintain adequate liquidity, reduce operating costs and increase market share in an industry that has experienced and continues to experience a significant reduction in average annual housing starts;

▪	our liquidity is dependent on operating performance, an efficient cash conversion cycle and compliance with financial covenants;
▪	our ability to implement and maintain cost structures that align with sales trends and

▪	loss of customers as well as changes in the business models of our customers may limit our ability to provide building products and construction services;
•	additional impairment charges and costs to close or consolidate additional business units in underperforming markets;
•	intense competition;
•	availability of and our ability to attract, train and retain qualified individuals;
•	fluctuations in our costs and availability of sourcing channels for commodity wood products, concrete, steel and other building materials;
•	weather conditions including natural catastrophic events;
•	exposure to product liability and construction defect claims as well as other legal proceedings;
•	disruptions in our information systems;
•	actual and perceived vulnerabilities as a result of widespread credit and liquidity concerns, terrorist activities and armed conflict;
•	costs and/or restrictions associated with federal, state and other regulations; and
•	numerous other matters of a local and regional scale, including those of a political, economic, business, competitive or regulatory nature.

Risks related to our shares may include, however are not limited to:

•	price for our shares may fluctuate significantly;
•	our shares may be less attractive as they are not traded on a large, more well-known exchange and
•	anti-takeover defenses and certain provisions could prevent an acquisition of our company or limit share price.

Certain statements in this Form 10-K including those related to expectations about homebuilding activity in our markets, demographic trends supporting homebuilding, competition trends, anticipated sales and operating income and negotiations with lenders are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical or current facts, including statements about our expectations, anticipated financial results and future business prospects are forward-looking statements.  While these statements represent our current judgment on what the future may hold and we believe these judgments are reasonable, these statements involve risks and uncertainties that are important factors that could cause our actual results to differ materially from those in forward-looking statements.  These factors include, however are not limited to the risks and uncertainties cited in the above paragraph, as well as our ability to timely and successfully implement our restructuring program and achieve the benefits that the program is designed to provide, including preserving value, enhancing our liquidity, generating tax refunds, reducing expenses and generating cash proceeds.  Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date of the filing of this Form 10-K.  We undertake no obligation to update forward-looking statements.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Inventory Price Risk
Prices of commodity wood products, which are subject to significant volatility, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time.  We do not use derivative financial instruments to hedge commodity wood product prices.

Interest Rate Risk
Changes in interest expense occur when market interest rates change.  Changes in the amount of debt could also increase interest rate risks.  We currently utilize interest rate swap contracts to hedge variable interest rates.  As of December 2008, the interest rate swap contracts effectively converted $135.1 million of variable rate debt to a fixed interest rate of 10.6% plus any difference between minimum LIBOR interest of 3.0% and LIBOR.  The notional amount of the interest rate swap contracts will be ratably reduced to zero through the maturity of November 2011.

Approximately 41% of the outstanding variable rate borrowings have been hedged with interest rate swap contracts.  After giving effect to the interest rate swap contracts, total borrowings are 58% variable and 42% fixed.  Based on debt outstanding as of December 31, 2008, a 0.25% increase in interest rates would result in approximately $0.5 million of additional interest expense annually.

Derivative financial instruments are not utilized to hedge other risks or for speculative or trading purposes.

ITEM 8.  Financial Statements and Supplementary Data

Building Materials Holding Corporation
Consolidated Statements of Operations
(thousands, except per share data)

	Year Ended December 31
	2008	2007	2006
Sales
Building products	$693,664	$997,035	$1,254,056
Construction services	631,015	1,182,038	1,697,106
Total sales	1,324,679	2,179,073	2,951,162

Costs and operating expenses
Cost of goods sold
Building products	514,222	722,786	913,468
Construction services	576,087	1,027,796	1,404,882
Impairment of assets	53,015	272,152	—
Selling, general and administrative expenses	349,417	422,694	473,374
Other expense (income), net	(5,059)	(9,971)	(4,159)
Total costs and operating expenses	1,487,682	2,435,457	2,787,565

(Loss) income from operations	(163,003)	(256,384)	163,597

Interest expense	52,925	33,800	29,082

(Loss) income from continuing operations before income taxes and minority interests	(215,928)	(290,184)	134,515

Income tax benefit (expense)	23,409	25,670	(44,893)
Minority interests loss (income)	63	(1,253)	(8,077)
(Loss) income from continuing operations	(192,456)	(265,767)	81,545

(Loss) income from discontinued operations prior to sale	(12,680)	2,937	34,680
Impairment of assets	(7,813)	(64,922)	(2,237)
Gain on sale of discontinued operations	—	20,029	—
Income tax expense	(1,860)	(4,990)	(11,914)
(Loss) income from discontinued operations	(22,353)	(46,946)	20,529

Net (loss) income	$(214,809)	$(312,713)	$102,074

Net (loss) income per share:
Continuing operations	$(6.62)	$(9.23)	$2.85
Discontinued operations	(0.77)	(1.63)	0.72
Basic	$(7.39)	$(10.86)	$3.57

Continuing operations	$(6.62)	$(9.23)	$2.76
Discontinued operations	(0.77)	(1.63)	0.69
Diluted	$(7.39)	$(10.86)	$3.45

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Balance Sheets
(thousands)

	December 31			December 31
	2008	2007		2008	2007
Assets			Liabilities, Minority Interests and Shareholders’ Equity
Cash and cash equivalents	$11,484	$60,587
Marketable securities	—	1,872
Receivables, net of allowances			Accounts payable	$19,021	$74,025
of $12,091 and $4,656	118,245	200,995	Accrued compensation	17,274	31,537
Inventory	78,676	115,524	Insurance deductible reserves	17,527	27,189
Unbilled receivables	13,112	39,189	Other accrued liabilities	26,981	28,989
Income tax receivable	50,304	9,812	Billings in excess of costs and estimated
Deferred income taxes	—	11,470	earnings	24,054	20,977
Prepaid expenses and other	4,864	8,973	Current portion of long-term debt	39,443	4,923
Assets of discontinued operations	5,659	10,492	Liabilities of discontinued operations	773	8,533
Current assets	282,344	458,914	Current liabilities	145,073	196,173

Property and equipment			Insurance deductible reserves	26,208	27,898
Land	33,996	60,052	Long-term debt	287,009	343,937
Buildings and improvements	120,814	135,009	Other long-term liabilities	37,163	44,503
Equipment	153,843	185,958
Construction in progress	3,440	16,134	Minority interests	—	8,591
Accumulated depreciation	(148,032)	(155,083)
Assets held for sale	46,300	—	Commitments and contingent liabilities	—	—
Marketable securities	—	40,039
Deferred income taxes	—	11,269	Shareholders’ equity
Deferred loan costs	4,485	4,358	Common shares, $0.001 par value:
Other long-term assets	23,303	30,956	authorized 50 million shares; issued and
Other intangibles, net	19,222	58,310	outstanding 29.7 and 29.4 million shares	29	29
Goodwill	—	14,196	Additional paid-in capital	169,146	164,043
Assets of discontinued operations	—	14,732	Deferred compensation common shares obligation	878	1,427
	$539,715	$874,844	Deferred compensation common shares	(878)	(1,427)
			(Accumulated deficit) retained earnings	(120,327)	94,482
			Accumulated other comprehensive loss, net	(4,586)	(4,812)
			Shareholders’ equity	44,262	253,742
				$539,715	$874,844

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Shareholders’ Equity
(thousands)

	Year Ended December 31
	2008	2007	2006
Common shares – beginning balance	$29	$29	$29
Shares issued from Incentive and Performance Plans	—	—	—
Shares issued upon exercise of warrants	—	—	—
Common shares	$29	$29	$29

Additional paid-in capital – beginning balance	$164,043	$154,405	$141,082
Shares issued from Incentive and Performance Plans
Options exercised – Management	9	203	1,292
Tax benefit for share options exercised	—	29	1,457
Restricted shares – Management	(2,119)	2,614	5,220
Unearned compensation	2,119	(2,614)	(5,220)
Tax benefit for dividends on restricted shares	—	63	—
Shares – Directors	402	405	415
Earned compensation
Options – Management	2,780	5,177	5,103
Restricted shares – Management	1,044	3,317	3,107
Tax benefit for vested restricted shares	—	167	—
Shares issued from Employee Stock Purchase Plan	86	277	1,949
Warrants
Fair value of warrants issued	782	—	—
Warrants exercised	—	—	—
Additional paid-in capital	$169,146	$164,043	$154,405

Deferred compensation common shares obligation – beginning balance	$1,427	$1,200	$934
Deferred compensation	292	364	276
Dividends on common shares held	11	38	43
Distributions	(852)	(175)	(53)
Deferred compensation common shares obligation	$878	$1,427	$1,200

Deferred compensation common shares – beginning balance	$(1,427)	$(1,200)	$(934)
Cost of shares purchased with deferred compensation and dividends	(303)	(402)	(319)
Cost of shares distributed	852	175	53
Deferred compensation common shares	$(878)	$(1,427)	$(1,200)

Retained earnings – beginning balance	$94,482	$418,927	$328,463
Net (loss) income	(214,809)	(312,713)	102,074
Cash dividends on common shares	—	(11,732)	(11,610)
(Accumulated deficit) retained earnings	$(120,327)	$94,482	$418,927

Accumulated other comprehensive (loss) income, net – beginning balance	$(4,812)	$(732)	$487
Interest rate swap contracts – active:
Unrealized gain (loss)	226	(7,673)	(618)
Notional reduction settlement payments	3,835	—	—
(Taxes) tax benefit for unrealized gain (loss)	(1,556)	2,933	231
Interest rate swap contracts – terminated:
Notional reduction settlement payments	(3,835)	—	—
Amortization of payments	926	—	—
Tax benefit for unamortized payments	1,106	—	—
Realized gain	—	—	(1,459)
Taxes for realized gain	—	—	562
Marketable securities:
Unrealized (loss) gain	(721)	1,000	127
Tax benefit (taxes) for unrealized (loss) gain	245	(340)	(62)
Accumulated other comprehensive (loss) income, net	$(4,586)	$(4,812)	$(732)

Shareholders’ Equity	$44,262	$253,742	$572,629

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Comprehensive (Loss) Income
(thousands)

	Year Ended December 31
	2008	2007	2006

Net (loss) income	$(214,809)	$(312,713)	$102,074

Unrealized gain (loss) on interest rate swap contracts:
Interest rate swap contracts – active:
Unrealized gain (loss)	$226	$(7,673)	$(618)
Notional reduction settlement payments	3,835	—	—
(Taxes) tax benefit for unrealized gain (loss)	(1,556)	2,933	231
Interest rate swap contracts – terminated:
Notional reduction settlement payments	(3,835)	—	—
Amortization of payments	926	—	—
Tax benefit for unamortized payments	1,106	—	—
Realized gain	—	—	(1,459)
Taxes for realized gain	—	—	562
	$702	$(4,740)	$(1,284)
Unrealized (loss) gain on marketable securities:
Unrealized (loss) gain	$(721)	$1,000	$127
Tax benefit (taxes) for unrealized (loss) gain	245	(340)	(62)
	$(476)	$660	$65

Comprehensive (loss) income	$(214,583)	$(316,793)	$100,855

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Cash Flows
(thousands)

	Year Ended December 31
	2008	2007	2006
Operating Activities
Net (loss) income	$(214,809)	$(312,713)	$102,074
Items in net (loss) income not using (providing) cash:
Minority interests (loss) income, net	(63)	853	9,493
Depreciation and amortization	37,611	48,781	45,284
Deferred loan cost amortization	1,621	1,123	1,359
Deferred loan cost write off	7,099	—	—
Ineffective portion of interest rate swap contracts	3,022	—	—
Amortization of interest rate swap contracts notional reduction settlement payments	926	—	—
Amortization of warrant discount	62	—	—
Impairment of assets	60,828	337,074	2,237
Share-based compensation	4,276	8,944	8,917
Gain on sale of discontinued operations	—	(20,029)	—
(Gain) loss on sale of assets, net	(2,225)	(8,789)	207
Realized gain on interest rate swap contracts	—	—	(1,459)
Realized (gain) loss on marketable securities	(542)	(408)	206
Deferred income tax benefit (expense)	22,534	(19,452)	(1,125)
Accrued loss for acquisition purchase obligation	—	5,500	—
Changes in assets and liabilities, net of effects of acquisitions and divestitures of business units:
Receivables, net	85,424	68,385	128,381
Inventory	38,190	24,599	43,873
Unbilled receivables	26,804	3,610	22,702
Income tax receivable	(40,492)	(7,304)	(2,508)
Prepaid expenses and other current assets	4,298	(454)	(1,407)
Accounts payable	(32,836)	(22,621)	(43,483)
Accrued compensation	(14,724)	(16,536)	(18,823)
Insurance deductible reserves	(10,961)	3,557	3,059
Other accrued liabilities	(8,028)	(13,033)	1,483
Billings in excess of costs and estimated earnings	275	(3,843)	(29,734)
Other long-term assets and liabilities	8,789	(12,560)	1,588
Other, net	(205)	2,595	1,094
Cash flows (used) provided by operating activities	(23,126)	67,279	273,418

Investing Activities
Purchases of property and equipment	(16,509)	(32,995)	(52,873)
Acquisitions and investments in businesses, net of cash acquired	(8,575)	(80,961)	(201,754)
Proceeds from dispositions of property and equipment	14,871	16,905	2,944
Proceeds from sale of discontinued operations	—	27,176	—
Purchase of marketable securities	(28,589)	(35,239)	(54,700)
Proceeds from sales of marketable securities	70,221	52,650	29,270
Other, net	(2,123)	(628)	(3,150)
Cash flows provided (used) by investing activities	29,296	(53,092)	(280,263)

Financing Activities
Net borrowings (payments) under revolver	—	—	(77,500)
Principal payments on term notes	(19,866)	(3,500)	(197,750)
Borrowings under term note	—	—	350,000
Interest rate swap contracts notional reduction settlement payments	(3,835)	—	—
Net payments on other notes	(2,261)	(4,505)	(6,109)
Decrease in book overdrafts	(17,616)	(7,609)	(2,902)
Proceeds from share options exercised	8	203	1,292
Income tax benefit for share-based compensation	—	259	1,457
Dividends paid	(2,938)	(11,709)	(10,853)
Deferred financing costs	(8,847)	—	(3,224)
Distributions to minority interests	—	(1,223)	(5,731)
Other, net	82	212	2,359
Cash flows (used) provided by financing activities	(55,273)	(27,872)	51,039

(Decrease) Increase in Cash and Cash Equivalents	(49,103)	(13,685)	44,194

Cash and cash equivalents, beginning of period	60,587	74,272	30,078
Cash and cash equivalents, end of period	$11,484	$60,587	$74,272

Supplemental Disclosure of Cash Flow Information
Accrued but unpaid dividends	$—	$2,938	$2,915
Cash paid for interest	$41,863	$32,827	$28,185
Cash paid for income taxes	$3,141	$7,233	$69,568

Supplemental Schedule of Investing Activities
Fair value of assets acquired	$—	$12,999	$265,105
Liabilities of acquisitions (extinguished)	$(8,525)	$(3,680)	$82,414
Cash paid for acquisitions made this period	$8,525	$16,679	$182,691
Cash paid for acquisitions made in prior period	$50	$64,282	$19,063

Supplemental Schedule of Financing Activities
Fair value of warrants issued	$782	$—	$—
Discount on warrants issued	$(782)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Policies

Nature of Operations
Building Materials Holding Corporation (BMHC) provides building products and construction services to professional homebuilders and contractors in western and southern regions of the United States.  We distribute building products, manufacture building components (millwork, floor and roof trusses and wall panels) and provide construction services to professional builders and contractors through a network of 43 distribution facilities, 29 manufacturing facilities and 5 regional construction services facilities.  Based on National Association of Home Builders building permit activity, we provide building products and construction services in 10 of the top 25 single-family construction markets.

Principles of Consolidation
The consolidated financial statements include the accounts of BMHC and its subsidiaries.  All significant intercompany balances and transactions are eliminated.

Basis of Presentation

•     Uncertainty regarding Liquidity and Going Concern
Our consolidated financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

We have incurred losses from operations and costs to restructure.  We managed our liquidity during this time with closure and consolidation of underperforming business units and cost reduction initiatives as well as sales of assets.  However, the downturn in the housing industry has been deepened by an increase in home foreclosures and sapped consumer confidence from tightened lending standards and rising unemployment and created a difficult business environment.  Our operating performance and liquidity were negatively affected by these economic and industry conditions which are beyond our control.

These business conditions have not improved during the first quarter of 2009.  As of February 2009, single-family housing starts for the U.S. as a whole fell to an annualized rate below 0.4 million and single-family permits in our markets fell to an annualized rate below 0.2 million.  We do not believe these business conditions will improve significantly during 2009.

Our actions to align our cost structure with anticipated sales may not be sufficient, timely or realized and may create additional cash requirements for operations.  We also have significant interest and debt service obligations consisting of cash payments for interest and principal.  With insufficient funds from operations, our primary source for funding operating needs is the revolver portion of our credit facility.  However, our revolver is subject to borrowing base limitations of certain accounts receivable, inventory, property and equipment and real estate and may not provide adequate liquidity.

We are anticipating tax refunds as a result of net operating losses.  Our federal tax refund is approximately $56 million and will be used to pay down existing obligations and will help de-lever our capital structure.  The timing of anticipated tax refunds for net operating losses is not known.

Additionally, our credit agreement requires monthly compliance with financial covenants including minimum liquidity and adjusted earnings before interest, taxes, depreciation and amortization (monthly Adjusted EBITDA) at least through 2010.  Operating results, particularly income from continuing operations, are a primary factor for these covenants and our ability to comply with these covenants depends on our operating performance.  At December 31, 2008, we were in compliance with the financial covenants of the credit agreement.

Based on financial information for February 2009, we were not in compliance with the monthly Adjusted EBITDA requirement of our credit agreement.  In March 2009, we obtained a limited waiver through April 15, 2009 for lack of compliance with the monthly Adjusted EBITDA requirement and we preserved access to limited liquidity as we may borrow up to $20 million on the revolver portion of our credit facility.

Previously, we obtained waivers for financial covenants related to our credit agreement due to lower than planned operating performance as of both June 2008 and December 2007.  In September 2008, we entered into an amendment to our credit agreement with our lenders.  Our amended credit facility provides a $200 million revolver subject to borrowing base limitations and a $340 million term note maturing in November 2011.  As of December 31, 2008, no borrowings were outstanding under the revolver and $325.8 million was outstanding under the term note.  As of March 31, 2009, there were $2.3 million borrowings outstanding under the revolver and $313.8 million was outstanding under the term note.

Due to the difficulty of reliably projecting our operating results within the suppressed business conditions of the homebuilding industry, there is significant uncertainty as to our ability to meet the financial covenants of our current credit agreement during 2009.  Also, our independent registered public accounting firm included a going concern explanatory paragraph in their report on our financial statements for the year ended December 31, 2008 citing among other things, the uncertainty we will remain in compliance with these financial covenants. The going concern explanatory paragraph would constitute a default under our credit agreement.  In April 2009, we obtained a waiver for the going concern explanatory paragraph.

Lack of compliance with these covenants constitutes an event of default under the credit agreement.  As a result and absent any waiver, forbearance or modification, the lenders under our credit agreement would have the right to cause all amounts borrowed to become due and payable immediately and cease further borrowings by us under the credit facility.

In April 2009, we and our lenders agreed to extend the limited waiver through June 1, 2009.  This waiver continues to waive the monthly Adjusted EBITDA, forecast and projection requirements of our credit agreement.  The limited waiver limits borrowings under the revolver to $20 million subject to borrowing base limitations and limits capital expenditures to $0.5 million.  This limited waiver also requires we complete timely tax filings for tax refunds as a result of net operating losses and provide a revised business plan.  The satisfaction of the conditions of timely tax filings and revised business plan are subject to the discretion of our lenders.  Each lender approving the waiver for the going concern explanatory paragraph and extending the limited waiver was paid a fee of 0.10% of their revolver commitment and their portion of the outstanding principal amount of the term note.

We are currently negotiating with our lenders to modify our credit agreement.  These negotiations may provide us additional time and flexibility to develop a capital structure to support our long-term strategic plan and business objectives.

There is no assurance these negotiations will result in a credit agreement acceptable to us and the lenders or an agreement that will achieve our desired goals. We continue to pursue alternative financing arrangements as well as evaluate all other financing options.

We may not be able to meet near-term working capital and scheduled interest and debt payment requirements if cash flows are inadequate from our suppressed operating activities or if our access to the revolver portion of our credit facility is restricted due to lack of compliance with financial covenants or revolver borrowing base limitations.  Absent any waiver, forbearance or modification to our current credit agreement or other financing options, we believe our recurring losses from operations, interest and debt burden amid declining sales and potential inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue near-term as a going concern.

Additionally, our long-term future is dependent on more normal levels of single-family housing starts and our ability to implement and maintain cost structures, including reduced interest and debt, that align with single-family housing trends.  If this fails to transpire or if we cannot obtain a waiver, forbearance or modification to our current credit agreement, we may not be able to continue as a going concern and may potentially be forced to seek relief through a bankruptcy filing.

•     Discontinued operations
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

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities as of the date of the financial statements as well as the reported amounts of sales and expenses during the reporting period.  Actual amounts may differ materially from those estimates.  The following critical accounting estimates often require our subjective and complex judgment as a result of the need to estimate matters that are inherently uncertain:

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

•     Realizability of Net Deferred Tax Asset
Deferred tax assets and liabilities are recognized for tax credits and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is recognized to reduce the carrying amount of deferred tax assets to the amount that is more likely than not to be realized.  If it is later determined it is more likely than not that deferred tax assets will be realized, the valuation allowance will be adjusted.  Revisions of the valuation allowance are recognized in the period such revisions are known.

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

•     Share-based Compensation
Our estimates of the fair values of our share-based payment transactions are based on the modified Black-Scholes-Merton model.  To meet the fair value measurement objective, we are required to develop estimates regarding expected exercise patterns, share price volatility, forfeiture rates, risk-free interest rate and dividend yield.  These assumptions are based principally on historical experience.  When circumstances indicate changes in forfeiture rates, revisions to forfeiture rates are recognized in the period such revisions are known.  Due to uncertainties inherent in these assumptions, it is possible that actual share-based compensation may vary from these estimates.

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

Unbilled Receivables and Billings in Excess of Costs and Estimated Earnings
The percentage-of-completion method results in recognizing costs incurred and estimated revenues on uncompleted contracts. Unbilled receivables represent revenues recognized for construction services performed, however not yet billed. Billings in excess of costs and estimated earnings represent billings made in excess of estimated revenues recognized. These billings are deferred until the actual progress towards completion indicates recognition is appropriate. Costs include labor and materials as well as equipment costs related to contract performance.

Property and Equipment
Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements that extend useful life. Certain costs of software are capitalized provided those costs are not research and development and certain other criteria are met. Capitalized interest was $0.9 million for 2008, $0.3 million for 2007 and $0.1 million for 2006. Expenditures for other maintenance and repairs are expensed as incurred. Gains and losses from sales and retirements are included in Other expense (income), net as they occur. Depreciation is calculated using the straight-line method over the economic useful lives of the assets. The estimated useful lives of depreciable assets are generally:

•    ten to thirty years for buildings and improvements,
•    seven to ten years for machinery and fixtures,
•    three to ten years for handling and delivery equipment and
•    three to ten years for software development costs.

To improve financial returns, we periodically evaluate our investments in property and equipment.  As a result, property and equipment may be consolidated, leased or sold.  For continuing operations, we recognized a gain of $3.2 million for 2008, a gain of $8.4 million for 2007 and a loss of $0.3 million for 2006 from the sales of property and equipment.

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

December 31
2008
Property and equipment
Land	$26,211
Buildings and improvements	20,089
$46,300

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

Derivative Instruments and Hedging Activities
We are exposed to certain risks related to business operations, some of which we may seek to manage with derivative instruments and hedging activities.  The primary risk managed with derivative instruments is interest rate risk.  Interest rate swap contracts are entered into to manage interest rate risk associated with variable-rate borrowings.  These interest rate swap contracts are accounted for as cash flow hedges unless effectiveness is not probable.

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

Shipping and Handling
Shipping and handling costs for manufactured building components and construction services are included as a component of cost of goods sold.  Shipping and handling costs for building products are included as a component of selling, general and administrative expenses and were $58.1 million for 2008, $69.7 million for 2007 and $76.1 million for 2006.

Reclassifications
Certain reclassifications, none of which affected previously reported consolidated results of operations, cash flows or shareholders’ equity, have been made to amounts reported in prior periods to conform to the current period presentation.

Recent Accounting Principles
In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This accounting principle identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  This accounting principle was adopted November 2008 and had no impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This accounting principle enhances disclosure for derivative instruments and hedging activities and their effects on consolidated financial position, results of operations and cash flows.  Specifically, enhanced disclosures include objectives and strategies for using derivatives, including underlying risk and accounting designation, as well as fair values, gains and losses.  This accounting principle was adopted June 2008 and had no impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements. This accounting principle eliminates noncomparable accounting for minority interests. Specifically, minority interests are presented as a component of shareholders’ equity; consolidated net income includes amounts attributable to both the parent and minority interest and is disclosed on the face of the income statement; changes in the ownership interest are accounted for as equity transactions if ownership remains controlling; purchase accounting for acquisitions of noncontrolling interests and acquisitions of additional interests is eliminated; and deconsolidated controlling interests are recognized based on fair value consistent with Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations.  The accounting requirements were adopted January 2009 and had no impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations. This accounting principle requires acquisition accounting (purchase accounting) be applied to all business combinations in which control is obtained regardless of consideration and for an acquirer to be identified for each business combination. Additionally, this accounting principle requires acquisition-related costs and restructuring costs at the date of acquisition to be expensed rather than allocated to the assets acquired and the liabilities assumed; noncontrolling interests, including goodwill, to be recorded at fair value at the acquisition date; recognition of the fair value of assets and liabilities arising from contractual contingencies and contingent consideration (payments conditioned on the outcome of future events) at the acquisition date; recognition of bargain purchase (acquisition-date fair value exceeds consideration plus any noncontrolling interest) as a gain; and recognition of changes in deferred taxes. This accounting principle was adopted January 2009 and had no impact on our consolidated financial position, results of operations or cash flows.

2.     Restructuring

In May 2008, we initiated a comprehensive analysis of our businesses operations to improve cash flow and profitability as well as rationalize our operations for the current conditions of the homebuilding industry.  The plan places a priority on positive cash flow, efficient use of capital and higher returns and focuses on closing or consolidating business units in underperforming markets as well as improving business processes.  As a result of the plan, we:

•	closed 42 business units,
•	consolidated 15 business units with other business units and
•	consolidated administrative functions of information systems, reporting, accounts payable and human resources.

Our restructuring plans do not include formal severance plans for employees affected by the closures and consolidations of business units or enhancements to administrative functions.

As of December 31, 2008, the estimated charges expected to be incurred and recognized in (loss) from continuing operations were as follows (thousands):

		Recognized
		Twelve Months
		Ended
	Estimated	December 31	Total
	Charges	2008	Remaining
Impairment of assets	$8,602	$8,602	$—
Operating lease obligations	11,387	11,387	—
	$19,989	$19,989	$—

Impairments of assets were determined based on available market data and are recognized in Impairment of assets.  Operating lease obligations represent the present value of contractual rental payments offset by estimated sublease income and are recognized in Selling, general and administrative expenses.

Activity related to restructuring plans for the period ended December 31, 2008 was as follows (thousands):

	Recognized			Liability
	Twelve Months Ended			Balance at
	December 31	Cash	Non-cash	December 31
	2008	Payments	Charges	2008
Impairment of assets	$8,602	$—	$8,602	$—
Operating lease obligations	11,387	390	1,353	9,644
	$19,989	$390	$9,955	$9,644

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

During the later portion of the fourth quarter of 2008, the leading sources of economic and housing data forecasted deeper reductions in estimated housing starts.  Market factors as well as developing regulatory efforts to revive historically low housing starts have been further complicated by the weakening economic conditions of rising unemployment and pessimistic consumer confidence stemming from tightened lending standards and losses in home values and investments.  Similarly, tightened lending conditions have impacted the liquidity of our customers.

For impairment testing of customer relationships and covenants not to compete, the carrying amounts exceeded the estimated future operating cash flows on an undiscounted basis.  The impairment testing for goodwill indicated the carrying amount exceeded our estimate of enterprise value.  Impairments recognized in (loss) from continuing operations for the fourth quarter of 2008 were:

•	$23.3 million for certain customer relationships and covenants not to compete,
•	$13.8 million for goodwill,
•	$2.6 million for certain property and equipment held for sale and
•	$1.0 million for leasehold improvements.

As a result of our ongoing evaluations of underperforming business units in prior quarterly periods, property and equipment, intangibles and goodwill specific to business units were identified as impaired.  The following impairments were recognized in (loss) from continuing operations as follows:

•	third quarter of 2008:
▪ $0.7 million for covenants not to compete,
▪ $3.0 million for certain property and equipment held for sale and
▪ $0.1 million for goodwill.

•	second quarter of 2008:
▪ $6.2 million for certain customer relationships and covenants not to compete,
▪ $1.3 million for leasehold improvements,
▪ $0.7 million for certain property and equipment held for sale and
▪ $0.3 million for goodwill.

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

Assets, liabilities, sales and income (loss) after related income taxes (benefit) for these operations are separately reported from continuing operations and were as follows (thousands):

	December 31
	2008	2007
Assets	$5,659	$25,224
Liabilities	$773	$8,533

	Year Ended December 31
	2008	2007	2006
Sales
Building products	$2,021	$33,955	$65,036
Construction services	$38,624	$101,649	$228,971

Income (loss) from discontinued operations	$(22,353)	$(46,946)	$20,529

5.     Net (Loss) Income Per Share

Net (loss) income per share was determined using the following information (thousands, except per share data):

	Year Ended December 31
	2008	2007	2006
(Loss) income from continuing operations	$(192,456)	$(265,767)	$81,545
Income (loss) from discontinued operations	(22,353)	(46,946)	20,529
Net (loss) income	$(214,809)	$(312,713)	$102,074

Weighted average shares - basic	29,081	28,807	28,603
Effect of dilutive:
Share options	—	—	830
Restricted shares	—	—	156
Warrants	—	—	—
Weighted average shares - assuming dilution	29,081	28,807	29,589

Net (loss) income per share:
Continuing operations	$(6.62)	$(9.23)	$2.85
Discontinued operations	(0.77)	(1.63)	0.72
Basic	$(7.39)	$(10.86)	$3.57

Continuing operations	$(6.62)	$(9.23)	$2.76
Discontinued operations	(0.77)	(1.63)	0.69
Diluted	$(7.39)	$(10.86)	$3.45

Cash dividends declared per share	—	$0.40	$0.40

Potential common shares for options, restricted shares and warrants are excluded from the computation of diluted net loss per share if there is a loss from continuing operations for the period.  Additionally, certain share options, restricted shares and warrants are excluded from the computation of diluted net (loss) income per share:

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

	Year Ended December 31
	2008	2007	2006
Average market value of shares	$3	$14	$30
Share options:
Exercise price range	$5 to $38	$5 to $38	$23 to $38
Not dilutive	2,627	2,978	819
Restricted shares:
Grant price range	$15 to $38	$15 to $42	—
Not dilutive	214	410	—
Warrants:
Exercise price	$0.47	—	—
Not dilutive	2,825	—	—

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

•	In March 2007, we acquired a concrete services business in Fresno, California for approximately $0.7 million in cash.

•	In December 2006, we acquired a distribution services business in Southern California for $1.6 million in cash.

•	In August 2006, we acquired a window installation business in Arizona for $13.9 million in cash.

•
In July 2006, we acquired a framing services business in Southern California for $78.6 million in cash.  Additional consideration of $3.1 million was paid in the third quarter of 2007 for operating performance through June 2007.  Additional cash payments may be required based on operating performance through June 2009.

•	In June 2006, we acquired a building materials distribution and truss manufacturing business in Eastern Idaho for $5.1 million in cash.

•	In April 2006, we acquired a concrete services business in Northern Arizona for $1.5 million in cash.

•	In April 2006, we acquired a wall panel and truss manufacturing business in Palm Springs, California for $6.7 million in cash.

•	In February 2006, we acquired 3 facilities providing building materials distribution and millwork services in Houston, Texas for $20.6 million in cash.

•
In January 2006, we acquired framing businesses in Palm Springs, California and Reno, Nevada for $57.1 million in cash.  Additional cash payments may be required based on operating performance through December 2009.

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

•
In September 2007, we acquired the remaining 49% interest in A-1 Building Components, LLC (A-1 Truss) for $5.0 million in cash.  In September 2004, we acquired an initial 51% interest for $2.3 million in cash.  A-1 Truss manufactured trusses in Fort Pierce, Florida.  These operations were discontinued during 2008.

•
In May 2007, we acquired the remaining 33% interest in SelectBuild Mid-Atlantic (WBC Mid-Atlantic) for no consideration pursuant to the operating agreement.  In October 2003, we acquired an initial 67% interest for $5.1 million in cash and $0.2 million of our common shares.  SelectBuild Mid-Atlantic provided framing services to production homebuilders in Delaware, Maryland and Virginia.  These operations were discontinued during 2008.

•
In April 2007, we acquired the remaining 27% interest in Riggs Plumbing for $10.5 million in cash.  In July 2005, we acquired an additional 13% interest for $1.4 million in cash and in April 2005, acquired an initial 60% interest for $17.8 million in cash.  Riggs Plumbing provides plumbing services to production homebuilders in the Phoenix and Tucson markets.

•
In November 2006, we acquired the remaining 49% interest in BBP Companies for $22.8 million in cash.  In July 2005, we acquired an initial 51% interest for $9.4 million in cash and $1.0 million of our common shares.  BBP Companies provide concrete services to production homebuilders in Arizona.

•
In January 2006, we acquired the remaining 20% interest in SelectBuild Florida (WBC Construction, LLC) for $36.0 million in cash.  In August 2005, we acquired an additional 20% interest for $24.8 million in cash and in January 2003, acquired an initial 60% interest for $22.9 million in cash and $1.0 million of our common shares.  SelectBuild Florida provided concrete block masonry and concrete services to production homebuilders in Florida.  These operations were discontinued during 2008.

Assets and liabilities acquired in acquisitions made in 2008 and 2007, including payments of amounts retained for settlement periods, were as follows (thousands):

	December 31			December 31
	2008	2007		2008	2007
Receivables	$—	$(21)	Other accrued liabilities	$(47)	$(60,787)
Prepaid expenses and other	—	18
Current assets	—	(3)	Current liabilities	(47)	(60,787)

Property and equipment	—	216	Deferred income taxes	—	(917)
Other intangibles, net	—	2,287	Minority interests	(8,528)	(3,680)
Goodwill	—	13,077
	$—	$15,577		$(8,575)	$(65,384)

Had the SelectBuild Mechanical acquisition in June 2008 and the SelectBuild Illinois acquisition in January 2008 taken place as of the beginning of 2007, pro forma results of operations would not have been significantly different from reported amounts.

7.     Marketable Securities

Investments in marketable securities consisted of debt securities held by our captive insurance subsidiary and were considered available-for-sale and recorded at fair value.  Fair value was based on market quotes.  Realized gains and losses were recognized in Other income, net based on specific identification.  Unrealized gains and losses, net of deferred taxes, were recorded as a component of Accumulated other comprehensive loss, net, a component of shareholders’ equity.  There were no significant unrealized losses.

The fair values of these marketable securities were as follows (thousands):

	December 31
	2008	2007
U.S. government and agencies	$—	$18,380
Asset backed securities	—	9,798
Corporate securities	—	13,733
	$—	$41,911

Contractual maturities were as follows (thousands):

	December 31
	2008	2007
Less than 1 year	$—	$1,872
Due in 1 to 2 years	—	12,683
Due in 2 to 5 years	—	27,356
	$—	$41,911

Pursuant to our plans to terminate our captive insurance subsidiary, the marketable securities were liquidated in September 2008 and proceeds of $33.6 million were used to reduce net borrowings under the revolver and for operating needs.

8.     Intangible Assets and Goodwill

Intangible assets represent the values assigned to customer relationships, covenants not to compete, trade names and favorable leases. Intangible assets are amortized on a straight-line basis over their expected useful lives. Customer relationships are amortized over 7 years and covenants not to compete over 3 years. Amortization expense for intangible assets was $8.9 million for 2008, $15.1 million for 2007 and $11.8 million for 2006. Intangible assets consist of the following (thousands):

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$29,074	$(10,802)	$18,272
Covenants not to compete	4,089	(3,139)	950
Favorable leases	382	(382)	—
	$33,545	$(14,323)	$19,222

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$80,495	$(27,271)	$53,224
Covenants not to compete	10,611	(6,057)	4,554
Favorable leases	780	(248)	532
	$91,886	$(33,576)	$58,310

Estimated amortization expense for intangible assets is $3.2 million for 2009, $3.2 million for 2010, $3.0 million for 2011, $2.8 million for 2012, $2.8 million for 2013 and $4.2 million thereafter.

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

Changes in the carrying amount of goodwill were as follows:

	December 31
	2008	2007
Beginning balance	$14,196	$248,464
Goodwill acquired	—	7,690
Impairment	(14,196)	(241,958)
	$—	$14,196

While goodwill is tested for impairment annually and not amortized for financial statement purposes, goodwill may be deductible for income tax purposes.  Certain goodwill is non-deductible.  Changes to non-deductible goodwill were as follows (thousands):

	December 31
	2008	2007
Beginning balance	$3,460	$41,362
Goodwill acquired	—	(4,656)
Impairment	(3,460)	(33,246)
	$—	$3,460

9.     Debt

Long-term debt consists of the following (thousands):

As of December 31, 2008			Notional Amount of	Effective Interest Rate
	Balance	Stated Interest Rate	Interest Rate Swaps	Average for Year	As of December 31
Revolver	$—	LIBOR (minimum of 3%) plus 5.25% OR Prime plus 3.25% and 0.50% commitment fee	$—	12.9%	n/a

Term note	325,759	LIBOR (minimum of 3%) plus 5.25% OR Prime plus 3.25%	135,124	9.6%	11.5%

Other	1,412	Various	—	—	—
	327,171		$135,124

Less: Current portion	39,443
Less: Unamortized discount	719
	$287,009

As of December 31, 2007			Notional Amount of	Effective Interest Rate
	Balance	Stated Interest Rate	Interest Rate Swaps	Average for Year	As of December 31
Revolver	$—	LIBOR plus 1.50% OR Prime plus 0.25% and 0.25% commitment fee	$—	8.8%	n/a

Term note	345,625	LIBOR plus 2.50% OR Prime plus 1.25%	200,000	7.7%	7.5%

Other	3,235	Various	—	—	—
	348,860		$200,000

Less: Current portion	4,923
	$343,937

We obtained waivers for financial covenants related to our credit agreement due to lower than planned operating performance as of both June 2008 and December 2007.  In September 2008, we entered into an amendment to our credit agreement with our lenders.  The amended credit facility continues to provide a $200 million revolver subject to borrowing base limitations and a $340 million term note maturing in November 2011.

•     Revolver
The $200 million revolver is subject to borrowing base limitations and matures in November 2011.  The revolver may consist of both LIBOR and Prime based borrowings.  In the September 2008 amendment, the variable interest rate for the revolver was increased to LIBOR plus 5.25% or Prime plus 3.25%.  Minimum LIBOR interest is 3.0%.  Additionally, a commitment fee for the unused portion is 0.50%.  LIBOR interest is paid quarterly and Prime interest is paid monthly.  As of December 31, 2008, no borrowings were outstanding under the revolver.

The effective interest rate is based on interest rates for the period as well as the commitment fee for the unused portion of the revolver.

Letters of credit outstanding that guaranteed performance or payment to third parties were $110.6 million as of December 31, 2008.  These letters of credit reduce the $200 million revolver commitment.

Total availability under the revolver is subject to a monthly borrowing base calculation that includes:

•	70% of certain accounts receivable,
•	50% of certain inventory,
•	25% of certain other inventory,
•	approximately 75% of the appraised value of certain property and equipment and
•	50% of the appraised value of real estate.

As of December 31, 2008, the unused borrowing base available under the revolver was $66.7 million.

•     Term Note
The term note matures in November 2011 and is payable in quarterly installments of $0.9 million with the remaining principal of $280.5 million payable in November 2011.  In the September 2008 amendment, the variable interest rate for the term note was increased to LIBOR plus 5.25% or Prime plus 3.25%.  Minimum LIBOR interest is 3.0%.  LIBOR interest is paid quarterly and Prime interest is paid monthly.  In addition to the LIBOR and Prime interest rates, the term note includes an additional annual payment-in-kind interest or fee of 2.75% that is payable on the earlier of payoff or maturity.  As of December 31, 2008, $325.8 million was outstanding under this term note.

•     Other
Other long-term debt consists of term notes, equipment notes and capital leases for equipment.  Interest rates vary and dates of maturity are through March 2021.  As of December 31, 2008, other long-term debt was $1.4 million.

Covenants and Maturities
Our amended credit facility requires monthly compliance with financial covenants including minimum liquidity and adjusted earnings before interest, taxes, depreciation and amortization (monthly Adjusted EBITDA) at least through 2010.  At December 31, 2008, we were in compliance with the financial covenants of the credit agreement.

Based on financial information for February 2009, we were not in compliance with the monthly Adjusted EBITDA requirement of our credit agreement.  In March 2009, we obtained a limited waiver through April 15, 2009 for lack of compliance with the monthly Adjusted EBITDA requirement and we preserved access to limited liquidity as we may borrow up to $20 million on the revolver portion of our credit facility.

Previously, we obtained waivers for financial covenants related to our credit agreement due to lower than planned operating performance as of both June 2008 and December 2007.  In September 2008, we entered into an amendment to our credit agreement with our lenders.  The amended credit facility continues to provide a $200 million revolver subject to borrowing base limitations and a $340 million term note maturing in November 2011.

Due to the difficulty of reliably projecting our operating results within the suppressed business conditions of the homebuilding industry, there is significant uncertainty as to our ability to meet the financial covenants of our current credit agreement during 2009.  Also, our independent registered public accounting firm included a going concern explanatory paragraph in their report on our financial statements for the year ended December 31, 2008 citing among other things, the uncertainty we will remain in compliance with these financial covenants. The going concern explanatory paragraph would constitute a default under our credit agreement.  In April 2009, we obtained a waiver for the going concern explanatory paragraph.

Lack of compliance with these covenants constitutes an event of default under the credit agreement.  As a result and absent any waiver, forbearance or modification, the lenders under our credit agreement would have the right to cause all amounts borrowed to become due and payable immediately and cease further borrowings by us under the credit facility.

In April 2009, we and our lenders agreed to extend the limited waiver through June 1, 2009.  This waiver continues to waive the monthly Adjusted EBITDA, forecast and projection requirements of our credit agreement.  The limited waiver limits borrowings under the revolver to $20 million subject to borrowing base limitations and limits capital expenditures to $0.5 million.  This limited waiver also requires we complete timely tax filings for tax refunds as a result of net operating losses and provide a revised business plan.  The satisfaction of the conditions of timely tax filings and revised business plan are subject to the discretion of our lenders.  Each lender approving the waiver for the going concern explanatory paragraph and extending the limited waiver was paid a fee of 0.10% of their revolver commitment and their portion of the outstanding principal amount of the term note.

We are currently negotiating with our lenders to modify our credit agreement.  These negotiations may provide us additional time and flexibility to develop a capital structure to support our long-term strategic plan and business objectives.

There is no assurance these negotiations will result in a credit agreement acceptable to us and the lenders or an agreement that will achieve our desired goals. We continue to pursue alternative financing arrangements as well as evaluate all other financing options.

If our leverage ratio is at or above a certain maximum as of September 30, 2010, the monthly Adjusted EBITDA may be replaced with quarterly compliance with a leverage ratio and interest coverage ratio.  Operating results, particularly income from continuing operations, are a primary factor for these covenants and our ability to comply with these covenants depends on our operating performance.  The significant downturn in single-family housing starts has negatively impacted and may continue to negatively impact our operating performance.

The credit agreement requires certain proceeds and cash flows be applied to the credit facility as follows:

•	Revolver
▪ proceeds from the liquidation of statutory funding requirements of our captive insurance subsidiary,
▪ 30% of tax refunds and
▪ cash in excess of $25 million.

•	Term Note
▪ proceeds from certain dispositions,
▪ 70% of tax refunds and
▪ 75% of excess cash flow as defined beginning in 2010.

Due to requirements to apply tax refunds to the credit facility, 70% of the tax refund expected to be received in 2009 or $35.6 million has been classified as a current portion of long-term debt.

Proceeds from the liquidation of our captive insurance subsidiary, tax refunds and certain dispositions are retained in a separate cash account.  Cash in excess of $25 million in this separate cash account is to be applied to the revolver or term note.  Cash in this account was $9.2 million as of December 31, 2008.  In the event of default, this cash is restricted and not available for our operating needs.

The amended credit facility continues to restrict our ability to incur additional indebtedness, pay dividends, repurchase shares, enter into mergers or acquisitions, use proceeds from equity offerings, make capital expenditures and sell assets.  The amended credit facility is secured by all assets of our wholly-owned subsidiaries.

In connection with the September 2008 amendment, 100% or $2.8 million of unamortized deferred loan costs related to the term note were recognized as interest expense in the third quarter of 2008.  We also incurred $3.8 million of costs in connection with the amendment and $2.0 million of these costs will be amortized over the remaining term of the credit facility whereas $1.8 million of these costs were recognized as interest expense in the third quarter of 2008.

In connection with the February 2008 amendment, 60% or $2.4 million of unamortized deferred loan costs related to the previous revolver were recognized as interest expense in the first quarter of 2008.  We also incurred $4.9 million of fees in connection with the amendment and these costs were to be amortized over the remaining term of our credit facility.  However, in connection with the September 2008 amendment, the remaining $2.6 million of these unamortized costs were recognized as interest expense in the third quarter of 2008.

Scheduled maturities of long-term debt are as follows (thousands):

2009	$39,443
2010	3,727
2011	283,189
2012	65
2013	70
Thereafter	677
$327,171

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

Hedging Activities
In addition to the amendment to our credit facility in September 2008, we amended our interest rate swap contracts to lower amounts and a maturity matching the credit facility. As of December 2008, the interest rate swap contracts effectively converted $135.1 million of variable rate borrowings to a fixed interest rate of 10.6% plus any difference between minimum LIBOR interest of 3.0% and LIBOR, thus reducing the impact of increases in interest rates on future interest expense. Additionally, the notional amount of the interest rate swap contracts will be ratably reduced to zero through the maturity of November 2011.

Approximately 41% of the outstanding variable rate borrowings have been hedged through the designation of interest rate swap contracts accounted for as cash flow hedges through December 2008. After giving effect to the interest rate swap contracts, total borrowings were 58% variable and 42% fixed. Management may choose not to swap variable rates to fixed rates or may terminate a previously executed swap if the variable rate positions are more beneficial.

The fair value of the interest rate swap contracts was a liability of $7.5 million as of December 31, 2008. To the extent the hedge is effective, the corresponding unrealized loss for the interest rate swap contracts and unrealized tax benefit were recorded in accumulated other comprehensive (loss) income, net a separate component of shareholders’ equity.

In December 2008, we determined the interest rate swap contracts were not an effective hedge of variable interest due to the recent significant reductions in LIBOR interest rates.  As a result of the estimated difference between the LIBOR interest of the interest rate swap contracts and the minimum LIBOR interest of 3.0% of the term note, we recognized $3.0 million of interest expense for the ineffective portion of these interest rate swap contracts for 2008.  The effective portion of the interest rate swap contracts of $4.5 million was recorded as an unrealized loss and an unrealized tax benefit of $1.7 million in accumulated other comprehensive (loss) income, net a separate component of shareholders’ equity.  A corresponding deferred tax asset for the unrealized tax benefit was eliminated with a valuation allowance as there may be an inability to utilize this deferred tax asset.

Hedge accounting was discontinued in January 2009, as it is not probable future LIBOR interest rates for the remaining term of the interest rate swap contracts will be at or above the minimum LIBOR interest of 3.0% of the term note.  As a result, changes in the fair value of the interest rate swap contracts will be recognized as interest expense rather than recorded in accumulated other comprehensive (loss) income, net a separate component of shareholders’ equity.  The unrealized loss of $4.5 million in accumulated other comprehensive (loss) income, net as of December 31, 2008 will be subsequently amortized to interest expense over the remaining term of our term note.

In September 2008, we amended our interest rate swap contracts.  Monthly settlements are made to ratably reduce the notional amount of the interest rate swap contracts through November 2011.  Payments of $3.8 million have been made to settle a portion of the interest rate swap contracts liability and reduce the notional amount of the interest rate swap contracts.  The related unrealized loss of $2.9 million and unrealized tax benefit of $1.1 million are recorded in accumulated other comprehensive (loss) income, net a separate component of shareholders’ equity.  A corresponding deferred tax asset for the unrealized tax benefit was eliminated with a valuation allowance as there may be an inability to utilize this deferred tax asset.  The unrealized loss of $2.9 million will be subsequently amortized to interest expense over the remaining term of our term note.  Amortization to interest expense for this unrealized loss was $0.9 million for 2008.

The fair value and gains and losses on interest rate swap contracts are as follows (thousands):

	December 31,
	2008		2007
	Balance Sheet	Fair	Balance Sheet	Fair
	Classification	Value	Classification	Value
Interest rate swap contracts	Other long-term liabilities	$7,514	Other long-term liabilities	$8,553

The effect of interest rate swap contracts on the consolidated statement of operations is as follows (thousands):

	Gain (Loss) Recognized in Accumulated Other Comprehensive (Loss) Income, Net
	Year Ended December 31
	2008	2007	2006
Cash Flow Hedging Relationships:
Interest rate swap contracts	$226	$(7,673)	$(2,077)

	Loss (Gain) Reclassified from Accumulated Other Comprehensive (Loss) Income, Net
	Year Ended December 31
	2008	2007	2006
Statement of Operations Location:
Interest expense	$3,723	$(465)	$(648)

10.     Shareholders’ Equity

Preferred Shares
We are authorized to issue 2 million preferred shares, however none of these shares are issued.  Under the terms of our Restated Certificate of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the preferred shares.

Common Shares
Our common shares have a par value of $0.001.  We have 50 million shares authorized, of which 29.7 million are issued and outstanding as of December 31, 2008.

Of the unissued shares, 6.1 million shares were reserved for the following:

Employee Stock Purchase Plan	1.4 million
2008 Stock Incentive Plan	1.9 million
Warrants	2.8 million

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

No warrants have been exercised and all 2.8 million warrants are outstanding and exercisable as of December 31, 2008.  Warrants exercised are settled with newly issued common shares.  The common shares for warrants are not included in the calculation of basic income per share until exercised, however the common shares for warrants may be included in the calculation of diluted income per share.

Dividends
Cash dividends per common share were as follows:

	2008	2007	2006
First quarter	$—	$0.10	$0.10
Second quarter	—	0.10	0.10
Third quarter	—	0.10	0.10
Fourth quarter	—	0.10	0.10
	$—	$0.40	$0.40

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

Prior to 2009, our matching contributions range from 25% of the first 4% to 50% of the first 6% of the participant’s contribution.  Matching contributions are established at the discretion of the Compensation Committee of our Board of Directors in the first quarter.  Vesting in matching contributions occurs at the rate of 20% per year of service, upon reaching normal or early retirement date, or upon death, disability or certain other circumstances.  Matching contributions of $2.9 million for 2008, $4.5 million for 2007 and $4.3 million for 2006 were made to the trusts based on a percentage of the contributions made by participants.  Matching contributions were temporarily suspended for 2009.

Participants may direct their contributions and matching contributions through any of the investment options offered, including self-directed brokerage accounts.  Investment options are reviewed and may be revised quarterly by an Investment Committee comprised of management and advised by consultants.

•     Executive Deferred Compensation
We previously provided a deferred compensation plan for directors, executives and key employees.  The objective of the plan was to provide executives and key employees with an additional opportunity to save for their retirement.  Executive and key employee participants could defer up to 80% of their eligible compensation (base salary, annual incentive and medium term incentives).  Director participants could defer 100% of their compensation.  Effective January 2009, the plan was suspended and no participant contributions or matching contributions will be made.

There are no minimum or guaranteed returns.  Participants may elect distribution upon reaching a specific age, number of years or separation of service.  Distributions may be a lump sum payment or monthly installments over 5 to 10 years.

Matching contributions were the same as the savings and retirement plan matching contribution percentage.  Matching contributions were established at the discretion of the Compensation Committee of our Board of Directors in the first quarter.  Matching contributions of $0.1 million for 2008, $0.4 million for 2007 and $0.4 million for 2006 were made to the trust based on a percentage of the contributions made by participants.

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

•
Compensation deferred and invested in third-party investment options is recorded in Other long-term assets and Other long-term liabilities.  As the obligation is settled for the value of the underlying investments, changes in the fair value of the investments are recognized in Other income and changes in the fair value of the liability are recognized in Selling, general and administrative expenses.  Fair value is based on market quotes.  The fair value of these investments was $4.0 million at December 31, 2008 and $13.5 million at December 31, 2007.

•
Compensation deferred and invested in our common shares is recorded as a component of shareholders’ equity.  As the obligation is settled for the fixed number of common shares purchased, changes in fair value are not recognized.  Rather, purchases and distributions of the common shares are recorded at historical cost.  The historical cost of these common shares was $0.9 million or 98,565 common shares at December 31, 2008 and $1.4 million or 105,189 common shares at December 31, 2007.

•     Supplemental Retirement
Additionally, there is a supplemental retirement plan for executives and key employees.  The objective of the plan is to provide a supplemental retirement benefit that enables participants to retire at age 65 with 30 years of service at an income level of at least 60% of pre-retirement base salary after considering deferred compensation, predecessor retirement and social security benefits.  Effective January 2009, the plan was suspended as no contributions or return will be made to participants except the contribution and return required for the employment agreements of certain executives and no new participants will be added to the plan.

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

The Compensation Committee decided to make:
•	no contributions or return to participants and no contribution or return was required for the employment agreements of certain executives for 2008.
•
no contribution to participants, however a return was provided to participants as well as the contribution and return required by employment agreements of certain executives for 2007.  The return for participants and contribution and return required by employment agreements was $2.7 million for 2007.

•
the contribution and return to participants as well as the contribution and return required by the employment agreements of certain executives for 2006.  The contribution and return for participants and certain executives was $7.5 million for 2006.

The cash surrender value of the company-owned life insurance policies approximates the obligation, however the returns, if any, are not fully funded as these returns are dependent upon years of service and payment elections.  These life insurance policies fund the obligation to the participants or their beneficiaries over a 5, 10 or 15-year period.

•     Management Retention Compensation
In February 2008, the Compensation Committee of our Board of Directors approved management retention agreements for certain executives and key employees.  Participants receive common share equivalent units which may be exchanged for the market value of those shares upon vesting two years from the date of grant.  Compensation expense recognized for these agreements was not significant for 2008.

Employee Stock Purchase Plan
In February 2008, our Board of Directors adopted the Employee Stock Purchase Plan, as approved by our shareholders in May 2008.  The plan amended an employee share purchase plan originally effective October 2000.  The plan permits eligible employees to purchase common shares through payroll deductions of up to 10% of an employee’s compensation limited to $25,000 each year.  The purchase price of the shares may be 85% or more of the lowest market price on either the first or last day of each three month period ending January, April, July and October.  A total of 2 million shares were authorized for issuance, however 0.4 million shares were issued under the previous employee share purchase plan resulting in 1.6 million shares remaining available for this plan.  Unissued shares were 1.4 million as of December 31, 2008.  Compensation expense recognized was not significant for 2008 and 2007 and $0.3 million for 2006.

Incentive and Performance Plans
In February 2008, our Board of Directors adopted the 2008 Stock Incentive Plan, as approved by our shareholders in May 2008.  A total of 2 million common shares were reserved for issuance under the plan.

In addition to the payment of an annual retainer, non-employee directors receive annual share grants with an approximate value of $50,000, based on the closing price of our common shares on the day of grant.  For 2008, shares of 0.1 million that were restricted from trading for six months were granted to directors.

There were no grants of equity awards to employees, including all executives, for 2008.  Grants of equity awards are approved by our Compensation Committee at regularly scheduled meetings.  Unissued shares were 1.9 million as of December 31, 2008.

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

Share-based compensation expense includes the fair value of share options, restricted shares and share awards and is recognized over the requisite service period.  Additionally, tax benefits for share-based compensation payments are reported as a financing activity for the statement of cash flows.

The fair value of each option was estimated on the date of grant using the modified Black-Scholes-Merton model.  The following table presents the weighted average assumptions used in the valuation and the resulting fair value:

	Year Ended December 31
	2008	2007	2006
Expected term (years)	—	5.2	5.6
Expected volatility	—	54.5%	48.6%
Expected dividend yield	—	2.0%	0.7%
Risk-free interest rate	—	4.5%	3.8%
Exercise price	—	$18	$38
Weighted average fair value	—	$8	$18

These assumptions are based principally on historical experience.  Due to uncertainties inherent in these assumptions, it is possible that actual share-based compensation may vary from the estimate of the fair value of these options.

Activity for option awards was as follows (thousands, except per share data):

	Year Ended December 31
	2008			2007		2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	2,978	$15	4.5	2,521	$14	2,300	$10
Granted	—	$—		541	$18	409	$38
Exercised	(1)	$6		(33)	$6	(176)	$7
Forfeited	(350)	$20		(51)	$28	(12)	$22
Outstanding at end of the period	2,627	$14	3.2	2,978	$15	2,521	$14

Exercisable at end of the period	2,245	$13	2.9	2,079	$11	1,658	$8

	Year Ended December 31
	2008	2007	2006
Weighted average grant-date fair value	$—	$8	$18
Intrinsic value of options exercised	$1	$299	$3,832
Fair value of options vested	$3,767	$4,665	$2,955

The intrinsic value (the difference between our share price on the date of exercise and the exercise price) for options exercised represents the value received by option holders who exercised their options.

As of December 31, 2008, option awards outstanding and exercisable were as follows (thousands, except per share data):

	Options Outstanding				Options Exercisable
Exercise Price	Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life (years)	Shares	Weighted Average Exercise Price	Intrinsic Value
$5	534	$5		1.5	534	$5
$7	573	$7		3.5	573	$7
$8	179	$8		5.1	179	$8
$9	284	$9		2.1	284	$9
$17 to $18	413	$18		5.1	117	$18
$23	345	$23		2.9	345	$23
$38	299	$38		3.6	213	$38
	2,627	$14			2,245	$13
In-the-money:
Outstanding	—		$—
Exercisable					—		$—

The intrinsic value (the difference between our share price on the last day of trading in December 2008 and the exercise price) for in-the-money options represents the value that would have been received by option holders had they exercised their options.  These values change based on the fair market value of our shares.

The fair value of compensation expense recognized for options was $2.8 million for 2008, $5.2 million for 2007 and $5.1 million for 2006.  The common shares for options are not included in the calculation of basic income per share, however the common shares for options may be included in the calculation of diluted income per share.

As of December 31, 2008, there was $1.7 million of unrecognized compensation expense related to these options.  This compensation expense is recognized as the requisite services are rendered and is expected to be recognized ratably through March 2011.

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

Activity for restricted share awards was as follows (thousands, except per share data):

	Year Ended December 31
	2008		2007		2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of the period	410	$26	396	$24	258	$16
Granted	—	$—	172	$18	139	$38
Vested	(118)	$23	(142)	$11	—	$—
Forfeited	(78)	$27	(16)	$30	(1)	$38
Nonvested at end of the period	214	$26	410	$26	396	$24

	Year Ended December 31
	2008	2007	2006
Weighted average grant-date fair value	$—	$18	$38
Fair value of restricted shares granted	$—	$3,005	$5,220
Fair value of restricted shares vested	$2,761	$1,556	$—

The fair value of compensation expense recognized for restricted shares was $1.0 million for 2008, $3.3 million for 2007 and $3.1 million for 2006.  The common shares for restricted shares are not included in the calculation of basic income per share until these shares vest, however the common shares for restricted shares may be included in the calculation of diluted income per share.

As of December 31, 2008, there was $0.9 million of unrecognized compensation expense related to these restricted shares.  This compensation expense is recognized as the requisite services are rendered and is expected to be recognized ratably through March 2010.

Shares
We issue shares to non-employee directors of our Board of Directors for their services.  These shares vest immediately, however trading is restricted for 1 year from the date of grant.  We issued 99,200 shares in May 2008, 27,000 shares in May 2007 and 12,000 shares in May 2006 and recognized compensation expense of $0.4 million for 2008, $0.4 million for 2007 and $0.4 million for 2006.

The following table summarizes equity compensation information as of December 31, 2008 (thousands, except per share data):

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	2,841	$13.11	1,901
Equity compensation plans not approved by security holders	2,825 (1)	$0.47	—
Total	5,666	$6.81	1,901

(1)     In connection with the amendment of our credit facility in September 2008, our Board of Directors authorized issuance of these warrants that entitle the lenders to purchase approximately 8.75% or 2.8 million of our common shares at a purchase price of $0.47 per common share, the closing price on the NYSE on September 30, 2008.  These warrants may be exercised through September 2015.

Share-based compensation expense is included in Selling, general and administrative expenses since it is incentive compensation issued primarily to our executives and senior management.  Share-based compensation expense for options, restricted shares and share awards was $4.3 million for 2008, $8.9 million for 2007 and $8.9 million for 2006.

12.     Income Taxes

The asset and liability method is used to account for income taxes.  Under this method, deferred tax assets and liabilities are recognized for tax credits and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is recognized to reduce the carrying amount of deferred tax assets to the amount that is more likely than not to be realized.  If it is later determined it is more likely than not that deferred tax assets will be realized, the valuation allowance will be adjusted.  Revisions of the valuation allowance are recognized in the period such revisions are known.

Income tax benefit (expense) and effective rates were as follows (thousands):

	Year Ended December 31
	2008		2007		2006
		Effective Rate		Effective Rate		Effective Rate
Continuing operations:
Income tax benefit (expense)	$23,409	10.8%	$25,670	8.8%	$(44,893)	(33.4)%
Discontinued operations:
Income tax (expense)	$(1,860)	(9.1)%	$(4,990)	(11.9)%	$(11,914)	(36.7)%

The significant change in our effective tax rate for continuing operations was the result of uncertainty of our ability to realize deferred tax assets.  Deferred tax assets resulted from operating losses and impairments, however valuation allowances were recognized due to the potential inability to realize these deferred tax assets.  In assessing the ability to realize deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The scheduled reversal of deferred tax liabilities, loss carryback and carryforward abilities, projected future taxable income, tax planning strategies, cumulative earnings and our industry are considered in making this assessment.

Income tax benefit (expense) for continuing operations consists of the following (thousands):

	Year Ended December 31
	2008	2007	2006
Current income taxes
Federal	$44,350	$6,561	$(42,830)
State	(352)	(343)	(3,188)
	43,998	6,218	(46,018)

Deferred income taxes
Federal	(15,526)	17,832	1,043
State	(5,063)	1,620	82
	(20,589)	19,452	1,125

	$23,409	$25,670	$(44,893)

In November 2006, SelectBuild acquired the remaining 49% interest in BBP Companies.  Prior to the acquisition, income taxes associated with the other owner’s proportionate interest were $1.7 million for 2006.  We were required to recognize income taxes for all of the earnings of this 51% interest due to its C Corporation status.  While these income taxes were recognized in income tax expense, the portion of income taxes associated with the other owner’s proportionate share of earnings was eliminated as a reduction to minority interest income.

The tax benefit associated with exercised options and vested restricted shares increased taxes receivable $0.3 million for 2008 and reduced taxes payable $0.9 million for 2007 and $1.5 million for 2006.  The tax impact for the difference between the fair value and the exercised value for options exercised and the difference between the grant-date value and vest-date value for vested restricted shares are recognized in additional paid-in capital, a component of shareholders’ equity.  Unrealized tax benefits for share-based compensation expense reduce the amount of tax benefits related to previous share-based awards.

A reconciliation of the differences between the U.S. statutory federal income tax rate and the effective tax rate for continuing operations as provided in the consolidated statements of operations is as follows:

	Year Ended December 31
	2008	2007	2006
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.1	3.3	0.9
Valuation allowance	(24.8)	(25.2)	—
Non-deductible goodwill	(0.6)	(4.3)	—
Non-deductible items	(0.1)	(0.3)	0.5
Earnings of minority interests	—	—	(1.5)
Domestic production deduction	—	0.1	(0.7)
Other	(1.8)	0.2	(0.8)
	10.8%	8.8%	33.4%

Deferred income taxes are provided using the asset and liability method to reflect temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using presently enacted tax rates and laws.  The tax effects of temporary differences and carryforward benefits that give rise to significant portions of deferred tax assets and deferred tax liabilities were as follows (thousands):

	December 31
	2008	2007
Deferred tax assets:
Accounts receivable	$6,324	$1,486
Inventory	2,344	2,272
Goodwill and other intangibles, net	83,961	101,491
Accrued compensation	10,996	9,332
Insurance deductible reserves	16,649	5,440
Share-based compensation	6,007	6,280
Other accrued liabilities	4,485	5,184
Interest rate swap contracts	1,753	3,266
Investment in minority interests	—	379
Other	193	308
Federal net operating loss carryforward	24,210	—
State net operating loss carryforward	6,352	—
Alternative minimum tax credits	3,462	—
State taxes and credits	1,170	2,939
	167,906	138,377
Less: Valuation allowance	(160,477)	(97,230)
	7,429	41,147

Deferred tax liabilities:
Revenue recognition	1,088	3,298
Prepaid expenses and other	996	762
Property and equipment	540	2,792
Depreciation	4,805	10,998
Other	—	558
	7,429	18,408

Net deferred tax assets	$—	$22,739

Classified in consolidated balance sheets as:
Deferred income taxes (current asset)	$—	$11,470
Deferred income taxes (long-term asset)	—	11,269
	$—	$22,739

In addition to the temporary differences, deferred tax assets for 2008 included net operating loss carryforwards of $30.6 million based on $69.2 million in federal operating losses and $138.4 million in state operating losses.  Federal operating losses, if unused, of $69.2 million will expire in 2028.  State operating losses, if unused, of $32.0 million will expire by 2013, $45.6 million will expire by 2018, $17.0 million will expire by 2027 and $43.8 million will expire in 2028.  Alternative minimum tax credits of $3.5 million may be carried forward indefinitely.  However, changes in our ownership, if any, may limit our ability to utilize the carryforwards for operating losses and tax credits.

A valuation allowance is recognized to reduce the gross deferred tax assets to an amount we believe is more likely than not to be realized.  A $63.2 million increase in the valuation allowance to $160.5 million was recognized for 2008 due to our potential inability to realize these deferred tax assets.  Our ability to realize the deferred tax assets could change if estimates of future taxable income change.  To the extent taxable income is generated in future periods, these tax benefits may be realized and reduce our effective tax rate in future periods.

As a result of allocating purchase price to the assets acquired and liabilities assumed for acquisitions completed during 2007, we recorded a net deferred tax liability of $0.9 million for 2007.

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (thousands):

	December 31
	2008	2007
Beginning balance	$—	$—
Increase for tax positions of prior years	6,223	—
	$6,223	$—

These tax benefits, if recognized, would reduce our effective tax rate in future periods.  We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense.  Interest expense recognized was $1.8 million for 2008 and was not significant for 2007.

Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of relevant risks, facts, and circumstances at the time.  A more-likely-than-not threshold is required for measurement and recognition of tax positions taken or expected to be taken in a tax return.  We record a liability for the difference between the benefit recognized and the tax position taken or expected to be taken on the tax return.  Revisions of estimated tax liabilities are recognized in the period such revisions are known.

Our income tax compliance is periodically examined by various taxing authorities.  Our federal tax returns for 2007 through 2005 are under examination.  The statute of limitations remains open for our 2008 through 2005 federal tax returns.  Our state and local income tax returns for 2008 through 2004 are open for future examination.  We believe the ultimate results of examinations, if any, will not have an adverse affect on our financial condition, results of operations or cash flows.

13.     Financial Instruments

The estimated fair values of cash and cash equivalents, receivables, unbilled receivables, accounts payable and accruals are the same as their carrying amounts due to their short-term nature.

After giving effect to the interest rate swap contracts, the interest for our debt is 58% variable and 42% fixed.  The estimated fair value for:
•	the variable-rate portion of our debt is the same as the carrying amount due to the market interest rate for these borrowings and
•
the fixed-rate portion of our debt is based on the fair value of our interest rate swap contracts as well as the present value of the Other long-term debt at a discount rate consistent with variable market rates and our credit risk premium.

As a result, the estimated fair value of our debt is the same as their carrying amounts including the recorded fair value of our interest rate swap contracts.

Quoted market prices are not available for our debt.  Given the significant downturn in the homebuilding industry and tightening credit from lenders, quoted market prices for our debt may be lower than their carrying amounts.

Changes in interest rates expose us to financial market risk.  We currently utilize interest rate swap contracts to hedge variable interest rates.  As of December 2008, the interest rate swap contracts effectively converted $135.1 million of variable rate debt to a fixed interest rate of 10.6% plus any difference between minimum LIBOR interest of 3.0% and LIBOR.  The notional amount of the interest rate swap contracts will be ratably reduced to zero through the maturity of November 2011.

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

Operating Leases
We lease certain real property, vehicles and office equipment under operating leases.  Operating lease expense was as follows (thousands):

	Year Ended December 31
	2008	2007	2006
Operating lease expense	$29,907	$29,553	$23,863
Less: Sublease income	(1,741)	(487)	—
	$28,166	$29,066	$23,863

Certain of these leases are non-cancelable and have minimum lease payment requirements as follows (thousands):

	Operating Leases	Sublease Income	Operating Leases, net
2009	$26,542	$(1,786)	$24,756
2010	19,691	(810)	18,881
2011	13,064	(385)	12,679
2012	7,940	(110)	7,830
2013	4,983	(113)	4,870
Thereafter	3,629	(9)	3,620
	$75,849	$(3,213)	$72,636

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

	Year Ended December 31
	2008	2007	2006
Balance at beginning of the period	$6,805	$7,081	$5,339
Provision for warranties	(492)	911	2,989
Provision for warranties from acquisitions	—	—	117
Warranty charges	(612)	(1,187)	(1,364)
Balance at end of the period	$5,701	$6,805	$7,081

15.     Fair Values of Assets and Liabilities

Our assets and liabilities measured at fair value are grouped into three levels.  The levels are based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

•	Quoted Prices in Active Markets for Identical Assets – valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.

•
Significant Other Observable Inputs – valuations for assets and liabilities traded in less active dealer or broker markets.  For example, an interest rate swap contract is valued based on a model whose inputs are observable forward interest rate curves.  Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

•
Significant Unobservable Inputs – valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker traded transactions.  Valuations incorporate certain assumptions and projections in determining fair value assigned to such assets or liabilities.

The following assets and liabilities are measured at fair value on a recurring basis (thousands):

		Fair Value Measurements at Reporting Date Using
	December 31 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Marketable securities	$—	$—	$—	$—
Interest rate swap contracts	(7,514)	—	(7,514)	—
	$(7,514)	$—	$(7,514)	$—

		Fair Value Measurements at Reporting Date Using
	December 31 2007	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Marketable securities	$41,911	$41,911	$—	$—
Interest rate swap contracts	(8,553)	—	(8,553)	—
	$33,358	$41,911	$(8,553)	$—

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

		Fair Value Measurements Using
	December 31 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Year Ended December 31 2008 Gains (Losses)
Other intangibles, net	$19,222	$—	$—	$19,222	$(30,218)
Goodwill	—	—	—	—	(14,196)
	$19,222	$—	$—	$19,222	$(44,414)

		Fair Value Measurements Using
	December 31 2007	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Year Ended December 31 2007 Gains (Losses)
Other intangibles, net	$58,310	$—	$—	$58,310	$(30,007)
Goodwill	14,196	—	—	14,196	(241,958)
	$72,506	$—	$—	$72,506	$(271,965)

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

•
Other intangibles with a carrying amount of $49.4 million were written down to their implied fair value of $19.2 million, resulting in an impairment charge of $30.2 million in the fourth quarter of 2008.

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

•	Goodwill with a carrying amount of $14.2 million was written down to its implied fair value of zero, resulting in an impairment charge of $14.2 million in the fourth quarter of 2008.

•	Goodwill with a carrying amount of $256.2 million was written down to its implied fair value of $14.2 million, resulting in an impairment charge of $242.0 million in the fourth quarter of 2007.

16.     Segment Information

The consolidated financial statements include operations from our six regional operating segments – Texas, California, Intermountain, Southwest, Northwest and Illinois.  Each of these regions markets and sells building products, manufactures building components and provides construction services to professional builders and contractors.  As a result and effective April 2008, these regional operations were aggregated and are one reportable segment.  The current period presentation of one reportable segment does not require restatement of prior periods.

17.     Quarterly Results of Operations (unaudited)

Operating results by quarter for 2008 and 2007 were as follows (thousands, except per share data):

	First	Second	Third	Fourth
2008
Sales	$342,948	$384,620	$364,430	$232,681

Loss from continuing operations(1)	$(33,804)	$(41,326)	$(35,569)	$(81,757)
(Loss) income from discontinued operations(1) (2)	(57)	9,385	(9,637)	(22,044)
Net loss	$(33,861)	$(31,941)	$(45,206)	$(103,801)

Net (loss) income per share:
Continuing operations	$(1.17)	$(1.42)	$(1.22)	$(2.78)
Discontinued operations	—	0.32	(0.33)	(0.76)
Diluted	$(1.17)	$(1.10)	$(1.55)	$(3.54)

Common share prices:
High	$7.22	$5.09	$2.65	$0.94
Low	$3.78	$1.77	$0.47	$0.21

Cash dividends declared per share	$—	$—	$—	$—

2007
Sales	$526,174	$656,000	$594,039	$402,860

(Loss) income from continuing operations(1)	$(6,398)	$17,884	$1,571	$(278,824)
Income (loss) from discontinued operations(1) (2)	1,432	1,533	2,597	(52,508)
Net (loss) income	$(4,966)	$19,417	$4,168	$(331,332)

Net (loss) income per share:
Continuing operations	$(0.22)	$0.61	$0.05	$(9.63)
Discontinued operations	0.05	0.05	0.09	(1.81)
Diluted	$(0.17)	$0.66	$0.14	$(11.44)

Common share prices:
High	$24.93	$18.36	$15.23	$12.17
Low	$18.11	$13.34	$10.58	$5.04

Cash dividends declared per share	$0.10	$0.10	$0.10	$0.10

(1)   Includes the following impairments:
	First	Second	Third	Fourth
2008
Continuing operations	$—	$8,469	$3,856	$40,643
Discontinued operations	$—	$6,212	$873	$728
2007
Continuing operations	$—	$—	$—	$272,152
Discontinued operations	$—	$—	$—	$64,922

(2)   Discontinued operations were as follows:

•	concrete block masonry and concrete services in Florida in June 2008,
•	framing services in Virginia in March 2008 and
•	three Western Colorado building materials distribution businesses sold in September 2007.

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

Our management is also responsible for establishing and maintaining effective internal control over financial reporting.  Our internal control over financial reporting includes those policies and procedures that pertain to our ability to record, process, summarize and report reliable financial data.  Management recognizes there are inherent limitations in the effectiveness of any internal control and effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.  Additionally, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

To ensure that the internal controls over financial reporting are effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2008.  Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concluded that as of December 31, 2008 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008.

April 14, 2009	/s/ Robert E. Mellor	/s/ William M. Smartt
	Robert E. Mellor Chairman of the Board and Chief Executive Officer	William M. Smartt Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Building Materials Holding Corporation:

We have audited the accompanying consolidated balance sheets of Building Materials Holding Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statement referred to above present fairly, in all material respects, the financial position of Building Materials Holding Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, and there is significant uncertainty whether it will remain in compliance with certain covenants of its bank credit agreement during 2009.  This situation raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Building Materials Holding Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 14, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California
April 14, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Building Materials Holding Corporation:

We have audited Building Materials Holding Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Building Materials Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Building Materials Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Building Materials Holding Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated April 14, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California
April 14, 2009

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

Management’s Report on Internal Control Over Financial Reporting
Refer to management’s report on internal control over financial reporting presented in Item 8 – Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Refer to report of independent registered public accounting firm presented in Item 8 – Financial Statements and Supplementary Data.

ITEM 9A (T).  Controls and Procedures

Not applicable.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors
Directors hold office until the annual meeting of shareholders or until election of a successor, resignation, removal or death.

Name	Age	Position and Business Experience

Robert E. Mellor	65
Mr. Mellor became Chairman of the Board of Directors in 2002 and has been Chief Executive Officer since 1997.  He has been a director since 1991.  He was previously Of Counsel with the law firm of Gibson, Dunn & Crutcher LLP from 1990 to 1997.  He is on the boards of directors of Coeur d’Alene Mines Corporation and The Ryland Group.  He is also on the board of councilors of Save-the-Redwoods League.  He does not serve on the audit committee of any of these boards.  He serves on the compensation committee of the board of directors of Coeur d’Alene Mines.

Sara L. Beckman	52
Dr. Beckman has served as a director since 2002.  She is a faculty member of the Operations and Information Technology Management faculty at the Haas School of Business at University of California - Berkeley where she has been for over 20 years.  Her teaching and research focus on operations strategy and innovation management.  She also worked in several corporate positions at Hewlett-Packard Company and as a consultant for Booz, Allen and Hamilton.  Additionally, she consults with corporate clients on customer-focused design and innovation.  She is a member of the Advisory Board for non-profit Corporate Design Foundation and just joined the Advisory Board for start-up tween Beauty.

James K. Jennings, Jr.	67
Mr. Jennings has served as a director since 2003.  Since January 2005, Mr. Jennings has served as Executive Vice President and Secretary of both Ashbrook Simon-Hartley GP, LLC, and Ashbrook Simon-Hartley Operations GP, LLC, the general partners of limited partnerships which own the assets of a manufacturer of waste water treatment equipment with operations in the U.S., U.K. and Chile.  Since October 2003, he has been Executive Vice President, Chief Financial Officer and Director of Atreides Capital, LLC, a private equity investment firm that specializes in the acquisition and operation of middle market manufacturing and distribution companies.  He previously served as Executive Vice President, Chief Financial Officer and Director of Consolidation Partners, LLC, a privately-held merchant banking organization.  Prior to that, he served as Executive Vice President and Chief Financial Officer of Loomis, Fargo & Co. and its predecessor organization, both cashintransit service providers, from 1994 to January 2003.

Norman J. Metcalfe	66
Mr. Metcalfe has served as a director since 2005.  For the past eight years, he has managed his own investment and real estate advisory business. He has served as Vice Chairman and Chief Financial Officer of The Irvine Company, one of the nation's largest real estate and community development companies.  Mr. Metcalfe also serves on the boards of The Ryland Group and The Tejon Ranch Company.

R. Scott Morrison, Jr.	69
Mr. Morrison has served as a director since 2004.  Since 1989, he has been the owner and President of Morrison Properties, a real estate development firm.  He is formerly a partner and divisional President for Arvida Corporation, a Florida based real estate firm.  Mr. Morrison is also a development principal in the Boca Raton Innovation Center now known as the Florida Atlantic Research Park which was sold to HSG Partners in March 2009.

Peter S. O’Neill	72
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

Norman R. Walker	65
Mr. Walker has served as a director since 2006.  Mr. Walker is a retired partner of PricewaterhouseCoopers LLP (PwC), a position held for more than 26 years.  He most recently served as a National Risk Management Partner, Audit and Business Advisory Services from 1992 to 2003 with PwC and is currently the Chief Financial Officer of the Diocese of Bridgeport in Connecticut.  Mr. Walker’s professional and business activities also include serving as Chairman of the Ethics Division Technical Standards Committee of the American Institute of Certified Public Accountants, President of PricewaterhouseCoopers LLP Foundation and Chair and President of the University of Oregon Foundation Board of Trustees.  He is currently an Emeritus Trustee of the University of Oregon Foundation, a member of National Championship Properties, LLC, a wholly owned subsidiary of the University of Oregon Foundation, a member of the Business Advisory Council of Lundquist College of Business at the University of Oregon, and a Trustee of the Bank Street College in New York.

Executive Officers

Name	Age	Position and Business Experience

Robert E. Mellor	65
Chairman of the Board and Chief Executive Officer
Mr. Mellor became Chairman of the Board of Directors in 2002 and has been Chief Executive Officer since 1997.  He has been a director since 1991.  He was previously Of Counsel with the law firm of Gibson, Dunn & Crutcher LLP from 1990 to 1997.  He is on the board of directors of Coeur d’Alene Mines Corporation and The Ryland Group.  He is also on the board of councilors of Save-the-Redwoods League.  He does not serve on the audit committee of any of these boards.  He serves on the compensation committee of the board of directors of Coeur d’Alene Mines.

William M. Smartt	66
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

Stanley M. Wilson	64
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

Eric R. Beem	39
Vice President and Controller
Mr. Beem was appointed Vice President in January 2006 and Controller in April 2005.  He joined the Company as Accounting Manager in 1996.  Mr. Beem is a Certified Public Accountant and his experience includes 3 years with an international public accounting firm.

Mark R. Kailer	55
Vice President, Treasurer and Investor Relations
Mr. Kailer has been Vice President and Treasurer since 2003.  He joined the Company in 2000 as Assistant Treasurer.  He was previously Senior Manager of Treasury Services at Circle International Group, a publicly-traded global logistics company based in San Francisco, from 1997 to 2000.

Paul S. Street	61
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

Certain Relationships and Legal Proceedings
Christopher Reiten is the son of Richard G. Reiten, a former member of our Board of Directors who resigned from our Board of Directors in March 2009.  Christopher is not an officer and his compensation is not approved by the Compensation Committee of the Board of Directors.  As Vice President, Director of Business Development and Fleet Operations for BMC West, Christopher Reiten received compensation of:

•	$310,313 for 2008,
•	$412,083 for 2007 which included $115,296 for reimbursement of non-recurring moving expense and
•	$283,345 for 2006.

During the past five years, there has been no litigation or legal proceeding involving a director or executive officer.

Audit Committee and Financial Expert
Our Audit Committee of the Board of Directors consists of Sara L. Beckman, James K. Jennings, Jr., Norman J. Metcalfe and Norman R. Walker.  Each member is independent as defined under the NYSE rules.  Our Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial accounting matters to serve on the Audit Committee.  James K. Jennings, Jr. is an audit committee financial expert, as defined by the rules of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors and persons owning more than 10% of a registered class of equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Executive officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.  Based on review of such forms and written representations from reporting persons, all such reporting persons were in compliance with their filing requirements as of December 31, 2008, except Richard Reiten who filed one late Form 4 in 2008.

Code of Ethics
We have adopted a Code of Conduct for our directors, officers and employees and a code of ethics applicable to our chief executive officer, chief financial officer, controller, and other members of senior management. Also, we have adopted Corporate Governance Guidelines for our directors. These codes and guidelines require directors, officers and employees to act with honesty and integrity, avoiding actual or apparent conflicts of interest. As we become aware of issues, prompt action is taken. Copies are available free of charge on our website at www.bmhc.com by accessing Investor Information and then Corporate Governance. We intend to disclose on our website any future amendments to or waivers of our Code of Ethics.

ITEM 11.  Executive Compensation

Based on market capitalization held by non-affiliates of $43.5 million as of June 30, 2008, we became a smaller reporting company under the regulations of the Securities and Exchange Commission. Pursuant to the requirements and to avoid misleading presentation, we elected to comply with the scaled disclosure requirements for smaller reporting companies. Accordingly, we have provided the following disclosures:

•	our compensation philosophy,
•	four named executive officers and
•	compensation tables of:
▪	summary compensation,
▪	outstanding equity awards at fiscal year end and
▪	director compensation.

Compensation Philosophy
Historically, we designed our compensation programs to attract, retain and reward executives responsible for the achievement of our business objectives. Our executive compensation philosophy was to reward achievement of specific annual and long-term goals that align with improving shareholder value.

As the homebuilding industry experienced significantly lower demand for new homes for 2008 and 2007, our operating results reflected significantly lower activity and eroded margins. Accordingly, during 2008 we implemented the following:

•	suspended increases to base salaries except for certain executives,
•	eliminated annual and medium term incentive compensation,
•	temporarily suspended matching contributions for retirement and savings plans,
•	suspended participant and matching contributions to our executive deferred compensation plan and
•	suspended contributions and return for supplemental retirement plans of participants, except for the contribution and return that may be required for the employment agreements of certain executives.

There were no grants of equity awards to employees, including all executives, for 2008. Grants of equity awards are approved by our Compensation Committee at regularly scheduled meetings.

Change-in-control benefits as well as medical, dental and vision insurance and employee share purchase programs were reduced. Potential payments for termination or change in control have been significantly reduced due to:

•	participants covered were reduced to certain executives,
•	multiplier was reduced,
•	elimination of annual and medium term compensation,
•	participants and executives withdrew deferred compensation,
•	suspended supplemental retirement plans and
•	we are experiencing low share prices for unvested options and restricted shares.

In addition to the change-in-control provisions, we updated income tax implications for the employment agreements with Robert E. Mellor, Chief Executive Officer, William M. Smartt, Chief Financial Officer and Stanley M. Wilson, President and Chief Operating Officer.

Disclosure of change-in-control benefits and employment agreements may be found in our proxy information released in May 2008 as well as key exhibits to our reports filed with the Securities and Exchange Commission.

In addition to the payment of an annual retainer, non-employee directors receive annual share grants with an approximate value of $50,000, based on the closing price of our common shares on the day of grant. For 2008, shares of 0.1 million were granted to directors and were restricted from trading for six months.

Our compensation philosophy is to pay for sustained performance. However, based on projected operating results as well as the difficulty of reliably projecting our operating results for these suppressed business conditions, we implemented the changes described above to contain compensation expenses. These cost containment efforts may limit our ability to offer competitive compensation and benefits, may result in shortages of qualified labor and key personnel and may limit our ability to complete contracts as well as obtain additional contracts with builders.

Our Compensation Committee is composed of three independent directors of our Board of Directors and is charged with overseeing our compensation philosophy. Our Compensation Committee reviews comprehensive tally sheets for executives and key employees that detail all components of compensation and retirement throughout performance cycles. Tally sheets summarize all components of compensation, including past and present equity grants and potential retirement and change-in-control benefits in addition to base salary and incentive compensation. Tally sheets allow the Compensation Committee to benchmark all components of compensation in light of the overall philosophy.

Our Chief Executive Officer reviews the annual performance of each executive officer. The performance of our Chief Executive Officer is reviewed by our Compensation Committee. The conclusions and recommendations based on these performance reviews, including salary adjustments and annual awards, are presented to the Compensation Committee. The Compensation Committee may exercise its discretion in modifying any recommended adjustments or awards to executives. Furthermore, the Compensation Committee consults with the Executive Committee of the Board of Directors regarding the compensation decisions for our executives.

Named Executive Officers
Our named executive officers (executives) are:

•	Robert E. Mellor – Chief Executive Officer
•	William M. Smartt – Senior Vice President and Chief Financial Officer
•	Stanley M. Wilson – President and Chief Operating Officer
•	Paul S. Street – Senior Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary

Mr. Mahre resigned as Senior Vice President on April 30, 2008 and terminated employment on January 19, 2009.  Compensation information for Mr. Mahre is disclosed as Mr. Mahre was one of our three most highly compensated executive officers despite Mr. Mahre not serving as an executive officer at the end of 2008.

Share Retention Guidelines
To preserve and align the interests of executives and key employees and those of our shareholders, executives and key employees are expected to retain shares valued as follows:

•	all awards net of applicable taxes for members of the Board of Directors,
•	2 times base salary for Chief Executive Officer,
•	1.75 times base salary for President and Chief Operating Officer,
•	1.5 times base salary for Senior Vice Presidents and
•	1 times base salary for Vice Presidents.

Compliance with these share retention guidelines may be achieved over a 5-year period. Vested share options with a share price above their exercise price (in-the-money) are considered in this share retention requirement.

Tax and Accounting Implications
Our Compensation Committee considers the accounting and tax implications of all forms of compensation prior to approval. Accounting implications include the impact of cash flows and profitability and tax implications include deductibility for income tax purposes.

Deductibility of Executive Compensation
Our Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code. Section 162(m) stipulates that compensation of greater than $1.0 million may not be deducted for income tax purposes. Certain compensation, including performance-based compensation, is excluded from the $1.0 million deductibility limitation.

We believe compensation paid under the various incentive plans is deductible. For some circumstances, factors other than tax deductibility may be more important in determining the compensation components for executives and in the best interests of creating shareholder value. Our Compensation Committee retains flexibility to approve compensation that may not meet deductibility limitations.

Interlocks and Insider Participation in Compensation Decisions
Our Compensation Committee is comprised of the following members of our Board of Directors:

•	R. Scott Morrison, Jr.
•	Sara L. Beckman
•	Peter S. O’Neill

These directors are independent. Specifically, none of these directors is or was formerly our officer or employee or had any relationship or transaction with us in excess of $120,000.

Additionally, none of our executive officers serves as a director or member of a compensation committee of any entity that has one or more executive officers serving as our director or member of our Compensation Committee.

Summary Compensation for 2008, 2007 and 2006
The following table sets forth the compensation paid to or earned by our Chief Executive Officer, Chief Financial Officer and two other most highly compensated executives (named executive officers) for 2008, 2007 and 2006.

The amounts shown for stock awards and option awards represent the compensation expense of those awards recognized for financial statement reporting purposes for stock options and restricted stock awards that vested in fiscal 2008. The amounts shown for stock awards and option awards do not represent cash payments and do not correspond to the actual value that may be realized with respect to equity awards. Actual amounts that may be realized may or may not correspond to the compensation expense recognized for financial statement purposes.

Our equity awards of options and restricted shares have minimal to no value for the following reasons:
•
Options with an exercise price above the current common share price have no value.  All 2.6 million options outstanding, including those options awarded to the executives listed below, have no value as our common share price has been well below the lowest option exercise price of $4.84 per common share.  The ability to exercise options is also subject to vesting periods of 5, 4 or 3 years from the date of grant.

•
Restricted shares have a value of the current share price multiplied by the number of restricted shares.  All 0.2 million restricted shares not vested, including those awarded to the executives listed below, have a minimal value as our common share price is less than $1 per common share.  The ability to exercise restricted shares is also subject to a vesting period of 3 years from the date of grant.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2) (3)	Option Awards (2)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings(5)	All Other Compensation(6)	Total
Active
Robert E. Mellor
Chief Executive Officer	2008	$850,008	$—	$755,083	$823,054	$—	$—	$150,891	$2,579,036
	2007	$850,008	$—	$919,466	$1,335,084	$—	$919,865	$215,499	$4,239,922
	2006	$850,008	$100,000	$747,123	$1,330,068	$2,159,260	$929,899	$268,976	$6,385,334
William M. Smartt
Chief Financial Officer	2008	$450,000	$300,000	$81,553	$126,621	$—	$—	$53,825	$1,011,999
	2007	$390,000	$833,690	$131,795	$219,675	$—	$122,623	$47,873	$1,745,656
	2006	$365,000	$694,385	$149,425	$224,903	$637,466	$103,881	$46,055	$2,221,115
Stanley M. Wilson
President and Chief Operating Officer	2008	$600,000	$—	$113,917	$12,413	$—	$—	$49,330	$775,660
	2007	$425,002	$—	$169,825	$264,290	$740,000	$41,364	$71,555	$1,712,036
	2006	$400,008	$100,000	$164,605	$490,148	$879,520	$142,915	$72,531	$2,249,727
Paul S. Street
Senior Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary	2008	$450,000	$—	$112,020	$137,216	$—	$—	$44,723	$743,959
	2007	$390,002	$—	$154,645	$258,208	$—	$28,052	$62,714	$893,621
	2006	$369,999	$50,000	$149,425	$293,016	$651,808	$119,762	$62,479	$1,696,489

Inactive
Michael D. Mahre (7)
Former Senior Vice President	2008	$459,667	$—	$188,370	$211,776	$—	$—	$5,160	$864,973
	2007	$425,001	$—	$221,293	$308,971	$—	$26,256	$93,749	$1,075,270
	2006	$400,000	$80,000	$164,605	$293,016	$1,553,076	$126,844	$108,710	$2,726,251

(1)
Represents a guaranteed or discretionary bonus. Mr. Smartt was paid an equity-based bonus of $300,000 in 2008, $318,690 for 2007 and $644,385 for 2006 which was recognized for financial statement purposes as vesting requirements were fulfilled.  This equity-based bonus is immediately paid in cash and is based on the greater of:

•	an average of the five-day closing price immediately preceding April 1, 2006 for 30,000 of our common shares or $225,000
•	an average of the five-day closing price immediately preceding April 1, 2007 for 20,000 of our common shares or $150,000
•	an average of the five-day closing price immediately preceding April 1, 2008 for 10,000 of our common shares or $300,000
•	an average of the five-day closing price immediately preceding April 1, 2009 for 10,000 of our common shares or $300,000

(2)
These amounts do not represent cash payment and do not correspond to the actual value that may be realized with respect to equity awards.  The amounts shown for stock awards and option awards represent the compensation expense of those awards recognized for financial statement reporting purposes for stock options and restricted stock awards that vested in fiscal 2008.  Compensation expense is recognized for financial statement purposes as the requisite service is rendered over the vesting period of 3 to 4 years.  Amounts are determined as follows:

•	Black-Scholes value of our common shares on the date of grant multiplied by the number of options awarded for share options and
•	fair market value of our common shares on the date of grant multiplied by the number of shares awarded for restricted shares.

Actual amounts that may be realized may or may not correspond to the compensation expense recognized for financial statement purposes.  For example, our current share price is significantly lower than the Black-Scholes value and fair market value of our common shares on the date of grant.

Actual amounts that may be realized can be determined by identifying option and restricted shares disclosed on the Outstanding Equity Awards as of December 2008 table and calculating as follows:
•	current share price less exercise price multiplied by the number of options and
•	current share price multiplied by the number of restricted shares.

Vesting dates, exercise prices and expirations also define actual amounts that may be realized.

(3)	Dividends paid on unvested restricted shares were:

	2008	2007	2006
Robert E. Mellor	$11,700	$40,400	$35,250
William M. Smartt	$1,200	$6,400	$7,050
Stanley M. Wilson	$1,900	$8,200	$7,800
Paul S. Street	$1,700	$7,400	$7,050
Michael D. Mahre	$3,210	$10,820	$7,800

(4)	Represents cash paid for annual and medium term incentive compensation. Payments for annual incentive were:

	2008	2007	2006
Robert E. Mellor	$—	$—	$1,135,260
William M. Smartt	$—	$—	$389,966
Stanley M. Wilson	$—	$740,000	$489,520
Paul S. Street	$—	$—	$395,308
Michael D. Mahre	$—	$—	$1,193,076

Payments for medium term incentive were:

	2008	2007	2006
Robert E. Mellor	$—	$—	$1,024,000
William M. Smartt	$—	$—	$247,500
Stanley M. Wilson	$—	$—	$390,000
Paul S. Street	$—	$—	$265,500
Michael D. Mahre	$—	$—	$360,000

(5)	Represents contributions to the supplemental retirement plan and earnings based on Moody’s Bond Index. The Compensation Committee decided to make:
•	no contributions or return to participants and no contribution or return was required for the employment agreements of Mr. Mellor, Mr. Smartt and Mr. Wilson for 2008,
•	no contribution to participants, however a return was provided to participants as well as the contribution and return required by employment agreements of Mr. Mellor and Mr. Smartt for 2007 and
•	the contribution and return to participants as well as the contribution and return required by the employment agreements of Mr. Mellor and Mr. Smartt for 2006.

(6)	The following elements of compensation are included:
•	personal health and services allowance,
•	matching contributions to savings and retirement plan (401(k)),
•	matching contributions to the deferred compensation plan,
•	life insurance premiums,
•	travel insurance premiums,
•	Management Retention Units (MRUs),
•	reimbursement for Medicare taxes for contributions to the supplemental retirement plan and
•	company paid discount on employee stock purchase plan.

(7)
Mr. Mahre resigned as Senior Vice President on April 30, 2008 and terminated employment on January 19, 2009.  Compensation information for Mr. Mahre is disclosed as Mr. Mahre was one of our three most highly compensated executive officers despite Mr. Mahre not serving as an executive officer at the end of 2008.

Outstanding Equity Awards as of December 2008
The following table sets forth the exercisable, unexercisable, exercise price and expiration date for share options and share awards that have not vested and the related market value for equity-based compensation from plans or equity incentive plans for our named executive officers.

Share options (option awards) are awarded with exercise prices equal to the closing share price of our common shares on the date of grant.  Share options vest ratably over 3 to 4 years from the date of grant and expire after 7 to 10 years.  Vesting rights cease upon termination of employment, except in the case of attaining retirement age of 60 years with 15 years of service or change in control.

Restricted shares (stock awards) vest 3 years from the date of grant.  Vesting rights cease upon termination of employment, except in the case of a change in control.  Holders of restricted shares retain voting rights and receive dividends during the vesting period.

Our equity awards of options and restricted shares have minimal to no value for the following reasons:
•
Options with an exercise price above the current common share price have no value.  All 2.6 million options outstanding, including those options awarded to the executives listed below, have no value as our common share price has been well below the lowest option exercise price of $4.84 per common share.  The ability to exercise options is also subject to vesting periods of 5, 4 or 3 years from the date of grant.

•
Restricted shares have a value of the current share price multiplied by the number of restricted shares.  All 0.2 million restricted shares not vested, including those awarded to the executives listed below, have a minimal value as our common share price is less than $1 per common share.  The ability to exercise restricted shares is also subject to a vesting period of 3 years from the date of grant.

Option Awards	Stock Awards
Name	Grant Date	Vest Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested at Year End Share Price	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Active
Robert E. Mellor
	3/29/2007	3/29/2011	42,750	128,250	—	$18.28	3/29/2014	—	—	—	—
	3/29/2007	3/29/2010	—	—	—	—	—	57,000	$21,090	—	—
	1/18/2006	1/18/2009	46,667	23,333	—	$37.93	1/18/2013	30,000	$11,100	—	—
	2/15/2005	2/15/2008	120,000	—	—	$22.77	2/15/2012	—	—	—	—
	5/4/2004	5/4/2007	120,000	—	—	$8.70	5/4/2011	—	—	—	—
	2/9/2004	12/31/2007	100,000	—	—	$7.88	2/9/2014	—	—	—	—
	4/2/2003	12/31/2006	150,000	—	—	$6.97	4/2/2013	—	—	—	—
	2/13/2002	12/31/2005	150,000	—	—	$7.00	2/13/2012	—	—	—	—
	3/5/2001	12/31/2004	150,000	—	—	$4.84	3/5/2011	—	—	—	—
	9/7/2000	12/31/2003	100,000	—	—	$4.86	9/7/2010	—	—	—	—
	1/20/2000	12/31/2004	90,000	—	—	$5.00	1/20/2010	—	—	—	—
	4/1/1999	12/31/2003	90,000	—	—	$5.13	4/1/2009	—	—	—	—

Option Awards	Stock Awards
Name	Grant Date	Vest Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
William M. Smartt
	3/29/2007	3/29/2011	2,500	7,500	—	$18.28	3/29/2014	—	—	—	—
	1/18/2006	1/18/2009	10,667	5,333	—	$37.93	1/18/2013	6,000	$ 2,220	—	—
	2/15/2005	2/15/2008	24,000	—	—	$22.77	2/15/2012	—	—	—	—
	5/4/2004	5/4/2007	24,000	—	—	$8.70	5/4/2011	—	—	—	—

Stanley M. Wilson
	3/29/2007	3/29/2011	3,750	11,250	—	$18.28	3/29/2014	—	—	—	—
	3/29/2007	3/29/2010	—	—	—	—	—	5,000	$ 1,850	—	—
	1/18/2006	1/18/2009	10,667	5,333	—	$37.93	1/18/2013	6,000	$ 2,220	—	—
	2/15/2005	2/15/2008	24,000	—	—	$22.77	2/15/2012	—	—	—	—
	5/4/2004	5/4/2007	16,000	—	—	$8.70	5/4/2011	—	—	—	—
	2/9/2004	12/31/2007	21,562	—	—	$7.88	2/9/2014	—	—	—	—
	4/2/2003	12/31/2006	36,000	—	—	$6.97	4/2/2013	—	—	—	—
	2/13/2002	12/31/2005	10,000	—	—	$7.00	2/13/2012	—	—	—	—
	3/5/2001	12/31/2004	36,000	—	—	$4.84	3/5/2011	—	—	—	—
	1/20/2000	12/31/2004	28,000	—	—	$5.00	1/20/2010	—	—	—	—

Paul S. Street
	3/29/2007	3/29/2011	3,750	11,250	—	$18.28	3/29/2014	—	—	—	—
	3/29/2007	3/29/2010	—	—	—	—	—	5,000	$ 1,850	—	—
	1/18/2006	1/18/2009	10,667	5,333	—	$37.93	1/18/2013	6,000	$ 2,220	—	—
	2/15/2005	2/15/2008	24,000	—	—	$22.77	2/15/2012	—	—	—	—
	5/4/2004	5/4/2007	24,000	—	—	$8.70	5/4/2011	—	—	—	—
	2/9/2004	12/31/2007	28,750	—	—	$7.88	2/9/2014	—	—	—	—
	4/2/2003	12/31/2006	36,000	—	—	$6.97	4/2/2013	—	—	—	—
	2/13/2002	12/31/2005	40,000	—	—	$7.00	2/13/2012	—	—	—	—

Inactive
Michael D. Mahre (1)
	4/19/2007	4/19/2011	13,575	40,725	—	$17.39	4/19/2014	—	—	—	—
	4/19/2007	4/19/2010	—	—	—	—	—	18,100	$ 6,697	—	—
	1/18/2006	1/18/2009	10,667	5,333	—	$37.93	1/18/2013	6,000	$ 2,220	—	—
	2/15/2005	2/15/2008	24,000	—	—	$22.77	2/15/2012	—	—	—	—
	5/4/2004	5/4/2007	24,000	—	—	$8.70	5/4/2011	—	—	—	—
	2/9/2004	12/31/2007	28,750	—	—	$7.88	2/9/2014	—	—	—	—
	4/2/2003	12/31/2006	36,000	—	—	$6.97	4/2/2013	—	—	—	—
	2/13/2002	12/31/2005	30,000	—	—	$7.00	2/13/2012	—	—	—	—
	3/5/2001	12/31/2004	20,000	—	—	$4.84	3/5/2011	—	—	—	—
	9/7/2000	12/31/2003	10,000	—	—	$4.86	9/7/2010	—	—	—	—
	4/15/1999	12/31/2003	—	—	—	$5.38	4/15/2009	—	—	—	—

(1)
Mr. Mahre resigned as Senior Vice President on April 30, 2008 and terminated employment on January 19, 2009.  Compensation information for Mr. Mahre is disclosed as Mr. Mahre was one of our three most highly compensated executive officers despite Mr. Mahre not serving as an executive officer at the end of 2008.

Director Compensation for 2008, 2007 and 2006
The following table sets forth certain information regarding compensation earned or awarded to each non-employee director who served on our Board of Directors in 2008, 2007 and 2006.

Compensation for members of our Board of Directors is recommended by the Compensation Committee and approved by our Board of Directors in February.  Directors who are employees are not compensated for their service.

Name	Year	Fees Earned or Paid in Cash	Share Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Sara L. Beckman	2008	$50,000	$50,000	—	$—	$—	$215	$100,215
	2007	$55,000	$45,000	—	$—	$—	$5,177	$105,177
	2006	$50,000	$51,840	—	$—	$—	$6,176	$108,016

Eric S. Belsky(1)	2008	$17,445	$—	—	$—	$—	$—	$17,445
	2007	$55,000	$45,000	—	$—	$—	$177	$100,177
	2006	$50,000	$51,840	—	$—	$—	$5,176	$107,016

James K. Jennings, Jr.	2008	$60,000	$50,000	—	$—	$—	$6,215	$116,215
	2007	$65,000	$45,000	—	$—	$—	$5,177	$115,177
	2006	$60,000	$51,840	—	$—	$—	$5,176	$117,016

Norman J. Metcalfe	2008	$50,000	$50,000	—	$—	$—	$215	$100,215
	2007	$55,000	$45,000	—	$—	$—	$6,177	$106,177
	2006	$50,000	$51,840	—	$—	$—	$6,176	$108,016

David M. Moffett(2)	2008	$50,000	$50,000	—	$—	$—	$215	$100,215
	2007	$55,000	$45,000	—	$—	$—	$177	$100,177
	2006	$25,000	$51,840	—	$—	$—	$6,117	$82,957

R. Scott Morrison, Jr.	2008	$55,000	$50,000	—	$—	$—	$215	$105,215
	2007	$60,000	$45,000	—	$—	$—	$6,177	$111,177
	2006	$55,000	$51,840	—	$—	$—	$6,176	$113,016

Peter S. O’Neill	2008	$55,000	$50,000	—	$—	$—	$215	$105,215
	2007	$60,000	$45,000	—	$—	$—	$6,177	$111,177
	2006	$55,000	$51,840	—	$—	$—	$6,176	$113,016

Richard G. Reiten (3)	2008	$55,000	$50,000	—	$—	$—	$215	$105,215
	2007	$60,000	$45,000	—	$—	$—	$6,177	$111,177
	2006	$55,000	$51,840	—	$—	$—	$6,176	$113,016

Norman R. Walker	2008	$50,000	$50,000	—	$—	$—	$215	$100,215
	2007	$55,000	$45,000	—	$—	$—	$6,177	$106,177
	2006	$12,500	$—	—	$—	$—	$5,044	$17,544

(1)     Mr. Belsky retired from our Board of Directors effective May 2008.

(2)     Mr. Moffett retired from our Board of Directors effective November 2008.

(3)     Mr. Reiten retired from our Board of Directors effective March 2009.

Non-employee directors receive an annual retainer of $50,000 which is payable in cash and may be directed to a deferred compensation plan.  There are no matching contributions or minimum or guaranteed returns for the deferred compensation plan.  Participants may direct their contributions through any of the investment options offered, including our common shares.  Effective January 2009, the plan was suspended and no participant contributions or matching contributions will be made.

Additional fees paid to each committee chairperson are:

•	$10,000 for Audit Committee;
•	$5,000 for Compensation Committee;
•	$5,000 for Corporate Governance and Nominating Committee and
•	$5,000 for Finance Committee.

In addition to the payment of an annual retainer, non-employee directors receive annual share grants with an approximate value of $50,000, based on the closing price of our common shares on the day of grant.  The share grants are restricted from trading for six months.  In 2007, there were not enough shares left in the 2004 Incentive and Performance Plan to pay directors their full $50,000 worth of shares.  As a result, our directors received $45,000 worth of shares and $5,000 in cash for 2007.

Each director is entitled to reimbursement for reasonable out-of-pocket expenses incurred in connection with travel and attendance at meetings of the Board of Directors or its committees as well as related activities, including director education courses and materials.

All other compensation includes:

•	at the Director’s discretion:
▪	$5,000 contribution to a charitable organization and
▪	$1,000 matching contribution to an educational organization
•	as well as approximately $200 of premiums for accidental death and dismemberment insurance policy.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table displays ownership of our common shares by beneficial owners, named executive officers and directors.  Beneficial owners are those shareholders owning more than 5% of our common shares as determined by information provided to us and reported to the Securities and Exchange Commission.  The percentage of share ownership is based on 29,732,742 shares outstanding as of April 10, 2009.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in the table has sole voting and investment power with respect to the shares listed.

Beneficial Ownership Table
	Shares	As a Percent of Shares Outstanding
Beneficial Owners:
Schneider Capital Management Corporation (1)	2,873,930	9.7%
460 E. Swedesford Rd., Ste 2000
Wayne, PA 19087

Howard H. Leach (2)	1,956,700	6.6%
Leach Capital LLC
101 California Street, Ste 4310
San Francisco, CA 94111

Royce & Associates, LLC (3)	1,832,244	6.2%
1414 Avenue of the Americas
New York, NY 10019

Officers: (4),(5),(6)
Robert E. Mellor – Chairman of the Board and Chief Executive Officer	1,478,775	5.0%

William M. Smartt – Senior Vice President, Chief Financial Officer	113,378	*

Stanley M. Wilson – President and Chief Operating Officer	263,627	*

Paul S. Street – Senior Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary	265,363
Directors:
Sara L. Beckman	34,894	*

James K. Jennings, Jr.	37,500	*

Norman J. Metcalfe	17,119	*

R. Scott Morrison, Jr.	53,512	*

Peter S. O’Neill	34,195	*

Richard G. Reiten	63,467	*

Norman R. Walker	15,504	*

All directors and named executive officers as a group (11 persons):	2,377,334	8.0%

*      Represents holdings of less than 1%.

(1)
Based on the Schedule 13G filed by Schneider Capital Management Corporation with the Securities and Exchange Commission on February 13, 2009.  Includes sole dispositive power over 2,873,930 shares and sole voting power over 2,163,255 shares.

(2)
Based on the Schedule 13G filed by Howard H. Leach with the Securities and Exchange Commission on February 11, 2009.  Includes sole dispositive power over 1,956,700 shares and sole voting power over 1,956,700 shares.

(3)
Based on the Schedule 13G filed by Royce & Associates, LLC with the Securities and Exchange Commission on January 23, 2009.  Includes sole dispositive power over 1,832,244 shares and sole voting power over 1,832,244 shares.

(4)
Includes the following shares purchased through our reitrement and savings plan and held indirectly during 2008:  906 shares for Mr. Mellor; 0 shares for Mr. Smartt; 2,023 shares for Mr. Wilson and 261 shares for Mr. Street.

(5)
Includes the following shares that certain directors and named executive officers have the right to acquire within 60 days after the date of this table pursuant to outstanding options:  1,182,750 shares for Mr. Mellor; 66,500 shares for Mr. Smartt; 191,312 shares for Mr. Wilson and 172,500 shares for Mr. Street.  All directors and executive officers as a group have the right to acquire 1,440,562 shares within 60 days after the date of this table pursuant to outstanding options.

(6)	Includes the following restricted shares: 57,000 shares for Mr. Mellor; 0 shares for Mr. Smartt; 5,000 shares for Mr. Wilson and 5,000 shares for Mr. Street.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions
Any future transactions between BMHC and our executive officers, directors and affiliates will be on terms no less favorable to BMHC than can be obtained from anyone else, and any significant transactions must be pre-approved by our Audit Committee.  We adopted a written policy regarding related party transactions in 2006.

Christopher Reiten is the son of Richard G. Reiten, a former member of our Board of Directors who resigned from our Board of Directors in March 2009.  Christopher is not an officer of BMHC and his compensation is not approved by the Compensation Committee of the Board of Directors.  As Vice President, Director of Business Development and Fleet Operations for BMC West, Christopher Reiten received compensation of:

•	$310,313 for 2008,
•	$412,083 for 2007 which included $115,296 for reimbursement of non-recurring moving expense and
•	$283,345 for 2006.

Director Independence
In accordance with Securities and Exchange Commission rules, our Board of Directors determines the independence of each director and nominee for election as a director.  At their February 2009 meeting, our Board of Directors determined that each of the following non-employee directors is independent:

•	Sara L. Beckman	•	Peter S. O’Neill
•	James K. Jennings, Jr.	•	Richard G. Reiten
•	Norman J. Metcalfe	•	Norman R. Walker
•	R. Scott Morrison, Jr.

The Board considered the following transactions, relationships or arrangement in determining the independence of the directors:

•	As described in the section “Certain Relationships and Related Party Transactions” including employment of Richard G. Reiten’s son by BMC West and
•	R. Scott Morrison, Jr.’s son was employed by BMC West in a non-executive role until September 2008.

Robert E. Mellor, the President and Chief Executive Officer of the Company, is not an independent director.

ITEM 14.  Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm
Aggregate fees(1) for professional services rendered by KPMG LLP for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Audit Fees(2)	$2,418,000	$2,211,762	$3,116,153
Audit Related Fees(3)	71,213	534,745	120,245
Tax Fees(4)	—	65,000	260,000
All Other Fees(5)	—	—	104,749
Total Fees	$2,489,213	$2,811,507	$3,601,147

(1)
The aggregate fees included in Audit Fees are fees billed or incurred for the fiscal years for the audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements.  The aggregate fees included in each of the other categories are fees billed in the fiscal years.

(2)
Fees were for the audits of our annual consolidated financial statements, including internal controls over financial reporting, reviews of unaudited condensed consolidated interim financial statements and assistance with review of public filings.

(3)	Audit Related Fees were for assurance and other related services for the employee benefit plans, due diligence and accounting consultations.

(4)	Tax Fees were for services related to tax compliance, including the preparation of tax returns and claims for refund, tax planning and advice.

(5)	All Other Fees were for professional service in connection with public filings.

Audit Committee Pre-Approval Policies and Procedures
Our Audit Committee pre-approves all non-audit related services provided by the independent registered public accounting firm.  Pre-approval is generally provided for up to one year, is detailed as to the particular service or category of services and is generally subject to an estimated budget.  Our Audit Committee may also pre-approve particular services on a case-by-case basis.  In assessing requests for services by the independent registered public accounting firm, our Audit Committee considers whether such services are consistent with the independent registered public accounting firm’s independence, whether the independent registered public accounting firm is likely to provide the most effective and efficient service based on their familiarity with us and whether the service would enhance our ability to control risk or improve audit quality.  All of the audit related, tax and other services provided by KPMG LLP in fiscal years 2008, 2007 and 2006, described under “Fees Paid to Independent Registered Public Accountant Firm” were approved in advance by our Audit Committee.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

	1.	Financial Statements as filed under Item 8 – Financial Statements and Supplementary Data:
• Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006
• Consolidated Balance Sheets as of December 31, 2008 and 2007
• Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006
• Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2008, 2007 and 2006
• Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
• Notes to Consolidated Financial Statements
• Management’s Report on Internal Control Over Financial Reporting
• Reports of Independent Registered Public Accounting Firm

	2.	Financial Statement Schedules:
• Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006

• Report of Independent Registered Public Accounting Firm

Schedules other than those listed are omitted because they are not applicable or the required information is presented in the financial statements and related disclosures.

	3.	Exhibits:
A list of the exhibits required to be filed as part of this report is presented in the Exhibit Index.

Schedule II
Valuation and Qualifying Accounts
(thousands)

Deductions to Accounts Receivable:  Allowance for Returns, Discounts and Doubtful Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions(1)	Balance at End of Year

Year Ended December 31, 2008	$4,656	$17,104	$—	$(9,669)	$12,091
Year Ended December 31, 2007	$3,796	$2,628	$—	$(1,768)	$ 4,656
Year Ended December 31, 2006	$3,173	$1,051	$—	$ (428)	$ 3,796

(1)	Represents write-offs of uncollectible receivables, net of recoveries.

Please refer to accompanying report of independent registered public accounting firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Building Materials Holding Corporation:

Under date of April 14, 2009, we reported on the consolidated balance sheets of Building Materials Holding Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2008, which report and consolidated financial statements are included in this annual report on Form 10-K.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for the years ended December 31, 2008, 2007 and 2006 listed in Item 15(a)(2) of this Form 10-K.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Our report on the consolidated financial statements of Building Materials Holding Corporation and subsidiaries referred to above contains an explanatory paragraph that states that the Company’s recurring losses from operations and uncertainty whether it will remain in compliance with certain covenants of its bank credit agreement during 2009 raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statement schedule does not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

San Francisco, California
April 14, 2009

Exhibit Index Filed with the Annual Report on Form 10-K
For the Year Ended December 31, 2008

		Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.50	Amended Certificate of Incorporation Filed with the Delaware Secretary of State on September 23, 1997	8-K12G3	000-23135	3.(i) 1	September 24, 1997

3.50.1	Certificate of Amendment to Certificate of Incorporation of Building Materials Holding Corporation	10-K	000-23135	3.50.1	February 27, 2006

3.60	Amended and Restated By-laws	10-Q	000-23135	3.70	November 14, 2001

10.10	Second Amended and Restated Credit Agreement Dated as of November 10, 2006 among Building Materials Holding Corporation, BMC West Corporation and other Subsidiary Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Joint Lead Arranger, Joint Book Manager Swingline Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Document Agent, Suntrust Bank as Joint Lead Arranger and Co-Syndication Agent, BNP Paribas as Joint Lead Arranger and Co-Syndication Agent and other Financial Institutions Party Hereto	8-K	000-23135	10.10	November 14, 2006

10.10.1	First Amendment to Second Amended and Restated Credit Agreement and Waiver Dated as of February 29, 2008 among Building Materials Holding Corporation, BMC West Corporation and other Subsidiary Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Joint Lead Arranger, Joint Book Manager Swingline Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Documentation Agent and the other Financial Institutions Party Hereto	8-K	001-33192	10.10.1	March 3, 2008

		Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.10.2	Second Amendment to Second Amended and Restated Credit Agreement and Waiver Dated as of September 30, 2008 among Building Materials Holding Corporation, BMC West Corporation and other Subsidiary Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Joint Lead Arranger, Joint Book Manager Swingline Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Documentation Agent and the other Financial Institutions Party Hereto	8-K	001-33192	10.10.2	October 1, 2008

10.10.2.1
Limited Waiver Agreement to Second Amended and Restated Credit Agreement Dated as of March 11, 2009 among Building Materials Holding Corporation and other Subsidiary Grantors, Wells Fargo Bank, National Association, as L/C Issuer, Swingline Lender and Administrative Agent for the Lenders
					Filed with this Form

10.10.2.2
Limited Waiver Agreement to Second Amended and Restated Credit Agreement Dated as of April 13, 2009 among Building Materials Holding Corporation and other Subsidiary Grantors, Wells Fargo Bank, National Association, as L/C Issuer, Swingline Lender and Administrative Agent for the Lenders
					Filed with this Form

10.20*	Amended and Restated 1993 Employee Stock Option Plan	10-K	000-23135	10.34	March 28, 1997

10.20.1*	Non-Statutory Stock Option Agreement Pursuant to the Amended and Restated 1993 Employee Stock Option Plan	10-K	000-23135	10.21.1	February 27, 2006

10.21*	Building Materials Holding Corporation 2000 Stock Incentive Plan	S-8	333-44260	4	August 22, 2000

10.21.1*	Non-Statutory Stock Option Agreement Pursuant to the 2000 Stock Incentive Plan	10-K	000-23135	10.23.1	February 27, 2006

10.22*	Building Materials Holding Corporation Amended and Restated Employee Stock Purchase Plan	S-8	333-15095	4	May 14, 2008

10.23*	Building Materials Holding Corporation 2004 Amended Incentive and Performance Plan	10-Q	001-33192	10.25	May 7, 2007

10.23.1*	Stock Option Agreement Pursuant to the 2004 Amended Incentive and Performance Plan	10-K	000-23135	10.25.1	February 27, 2006

10.23.2*	Restricted Stock Agreement Pursuant to the 2004 Amended Incentive and Performance Plan	10-K	001-33192	10.25.2	February 21, 2007

10.24*	Cash Equity Plan	10-K	000-23135	10.26	February 27, 2006

10.25	Building Materials Holding Corporation 2008 Stock Incentive Plan	S-8	333-15096	4	May 14, 2008

		Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.40*	Building Materials Holding Corporation 2008 Annual Incentive Program for Certain Employees of BMHC	10-Q	001-33192	10.40	May 12, 2008

10.41*	Building Materials Holding Corporation 2007 Annual Incentive Program BMC West Officers and Key Staff	10-Q	001-33192	10.41	May 7, 2007

10.46*	Building Materials Holding Corporation General Terms and Conditions BMC West Corporation Key Management 2007 Long-Term Cash Incentive Plan	10-Q	001-33192	10.46	July 31, 2007

10.47*	Building Materials Holding Corporation General Terms and Conditions BMHC Officers and BMHC Key Management 2006 Long-Term Cash Incentive Plan	10-Q	000-23135	10.45	August 1, 2006

10.48*	Building Materials Holding Corporation General Terms and Conditions BMHC Officers and BMHC Key Management 2005 Long-Term Cash Incentive Plan	10-K	000-23135	10.47	February 27, 2006

10.50*	Building Materials Holding Corporation 2005 Deferred Compensation Plan for Directors as Amended and Restated 2007	10-K	000-33192	10.50	March 11, 2008

10.51*	Building Materials Holding Corporation 1999 Deferred Compensation Plan for Directors	10-K	001-33192	10.44	February 21, 2007

10.52*	Building Materials Holding Corporation 2005 Deferred Compensation Plan for Executives as Amended and Restated 2007	10-K	001-33192	10.52	March 11, 2008

10.53*	Building Materials Holding Corporation 1999 Deferred Compensation Plan for Executives	10-K	001-33192	10.46	February 21, 2007

10.60*	Building Materials Holding Corporation 2005 Executives Supplemental Retirement Income Plan as Amended and Restated 2007	8-K	001-33192	10.60	November 21, 2007

10.61*	Building Materials Holding Corporation 2002 Executives Supplemental Retirement Income Plan as Amended and Restated December 31, 2002	10-K	000-23135	10.60	February 27, 2006

		Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.70*	Change in Control Severance Plan for Certain Executive Officers, Senior Management and Key Employees of the Company and its Subsidiaries as Amended and Restated Effective May 1, 2008	10-Q	000-33192	10.70	May 12, 2008

10.71	Change in Control Severance Plan for Non-Officer Employees of Building Materials Holding Corporation Effective May 1, 2008				Filed with this Form

10.80	Amended Form of Indemnity Agreement Between Building Materials Holding Corporation and its Officers and Directors	10-K	000-23135	10.7.1	March 26, 2003

10.90*	Amended and Restated Employment Agreement by and Between Robert E. Mellor and Building Materials Holding Corporation as of December 26, 2007	10-K	000-33192	10.90	March 11, 2008

10.91*	Employment Agreement by and Between William M. Smartt and Building Materials Holding Corporation as of April 1, 2006	10-Q	000-23135	10.91	August 1, 2006

10.91.1*	First Amendment to Employment Agreement by and Between William M. Smartt and Building Materials Holding Corporation as of February 19, 2008	10-K	001-33192	10.91.1	March 11, 2008

10.92*	Employment Agreement by and Between Stanley M. Wilson and Building Materials Holding Corporation as of February 19, 2008	10-K	001-33192	10.92	March 11, 2008

10.95*	Management Retention Unit Agreement by and Between Robert E. Mellor and Building Materials Holding Corporation as of February 19, 2008	10-Q	001-33192	10.95	May 12, 2008

10.96*	Management Retention Unit Agreement by and Between Stanley M. Wilson and Building Materials Holding Corporation as of February 19, 2008	10-Q	001-33192	10.96	May 12, 2008

10.97*	Management Retention Unit Agreement by and Between Paul S. Street and Building Materials Holding Corporation as of February 19, 2008	10-Q	001-33192	10.97	May 12, 2008

Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

21.0	Subsidiaries of Building Materials Holding Corporation				Filed with this Form

23.1	Consent of KPMG LLP				Filed with this Form

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed with this Form

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed with this Form

32.1	CEO and CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed with this Form

* Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Building Materials Holding Corporation

Date: April 14, 2009	/s/ Robert E. Mellor
Robert E. Mellor
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Mellor	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 14, 2009
Robert E. Mellor

/s/ William M. Smartt	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 14, 2009
William M. Smartt

/s/ Eric R. Beem	Vice President and Controller (Principal Accounting Officer)	April 14, 2009
Eric R. Beem

/s/ Sara L. Beckman	Director	April 14, 2009
Sara L. Beckman

/s/ James K. Jennings, Jr.	Director	April 14, 2009
James K. Jennings, Jr.

/s/ Norman J. Metcalfe	Director	April 14, 2009
Norman J. Metcalfe

/s/ R. Scott Morrison, Jr.	Director	April 14, 2009
R. Scott Morrison, Jr.

/s/ Peter S. O’Neill	Director	April 14, 2009
Peter S. O’Neill

/s/ Norman R. Walker	Director	April 14, 2009
Norman R. Walker

List of Exhibits Filed

Exhibit
Number	Exhibit Description

21.0	Subsidiaries of Building Materials Holding Corporation

23.1	Consent of KPMG LLP

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Indicates a management contract or compensatory plan