Form 10-Q
period 2009-03-31
BUILDING MATERIALS HOLDING Corp
filed 2009-05-15
CIK 1046356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐

Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No  ☒

The number of shares outstanding of the registrant’s common stock as of May 14, 2009 was 29,856,508.

BUILDING MATERIALS HOLDING CORPORATION

FORM 10-Q

For the Period Ended March 31, 2009

INDEX

Item 1. Financial Statements

Building Materials Holding Corporation
Consolidated Statements of Operations
(thousands, except per share data)
(unaudited)

	Three Months Ended March 31		Year Ended December 31
	2009	2008	2008
Sales
Building products	$99,174	$179,886	$693,664
Construction services	68,325	163,062	631,015
Total sales	167,499	342,948	1,324,679

Costs and operating expenses
Cost of goods sold
Building products	77,267	130,683	514,222
Construction services	66,839	150,795	576,087
Impairment of assets	365	—	53,015
Selling, general and administrative expenses	61,952	84,256	349,417
Other income, net	(5,999)	(4,430)	(5,059)
Total costs and operating expenses	200,424	361,304	1,487,682

Loss from operations	(32,925)	(18,356)	(163,003)

Interest expense	12,155	11,638	52,925
Loss from continuing operations before income taxes	(45,080)	(29,994)	(215,928)

Income tax benefit (expense)	12	(3,849)	23,409

Loss from continuing operations	(45,068)	(33,843)	(192,519)

Loss from discontinued operations	(152)	(3,513)	(12,680)
Impairment of assets	—	—	(7,813)
Income tax benefit (expense)	—	3,456	(1,860)
Loss from discontinued operations	(152)	(57)	(22,353)

Net loss	(45,220)	(33,900)	(214,872)

Noncontrolling interests loss	—	39	63
Net loss attributable to common shareholders	$(45,220)	$(33,861)	$(214,809)

Net loss per share:
Continuing operations	$(1.53)	$(1.17)	$(6.62)
Discontinued operations	—	—	(0.77)
Basic	$(1.53)	$(1.17)	$(7.39)

Continuing operations	$(1.53)	$(1.17)	$(6.62)
Discontinued operations	—	—	(0.77)
Diluted	$(1.53)	$(1.17)	$(7.39)

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Balance Sheets
(thousands)
(unaudited)

	March 31	December 31		March 31	December 31
	2009	2008		2009	2008
Assets			Liabilities and (Deficit) Equity
Cash and cash equivalents	$6,323	$11,484
Receivables, net of allowances			Accounts payable	$26,189	$19,021
of $14,487 and $12,091	89,703	118,245	Accrued compensation	19,452	17,274
Inventory	70,605	78,676	Insurance deductible reserves	16,788	17,527
Unbilled receivables	10,571	13,112	Other accrued liabilities	24,524	26,981
Income tax receivable	49,977	50,304	Billings in excess of costs and estimated
Deferred income taxes	—	—	earnings	19,696	24,054
Prepaid expenses and other	4,940	4,864	Current portion of long-term debt	316,309	39,443
Assets of discontinued operations	5,073	5,659	Liabilities of discontinued operations	502	773
Current assets	237,192	282,344	Current liabilities	423,460	145,073

Property and equipment			Insurance deductible reserves	25,466	26,208
Land	34,188	33,996	Long-term debt	381	287,009
Buildings and improvements	120,727	120,814	Other long-term liabilities	32,007	37,163
Equipment	144,385	153,843	Total liabilities	481,314	495,453
Construction in progress	3,444	3,440
Accumulated depreciation	(144,460)	(148,032)	Commitments and contingent liabilities	—	—
Assets held for sale	41,451	46,300
Deferred income taxes	—	—	(Deficit) equity
Deferred loan costs	4,100	4,485	Common shares, $0.001 par value:
Other long-term assets	20,696	23,303	authorized 50 million shares; issued and
Other intangibles, net	18,425	19,222	outstanding 29.7 and 29.7 million shares	29	29
Goodwill	—	—	Additional paid-in capital	168,545	169,146
	$480,148	$539,715	Deferred compensation common shares obligation	80	878
			Deferred compensation common shares held	(80)	(878)
			Accumulated deficit	(165,547)	(120,327)
			Accumulated other comprehensive loss, net	(4,193)	(4,586)
			Shareholders’ (deficit) equity	(1,166)	44,262
			Noncontrolling interests	—	—
			Total (deficit) equity	(1,166)	44,262
				$480,148	$539,715

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of (Deficit) Equity
(thousands)
(unaudited)

	Three Months Ended March 31		Year Ended December 31
	2009	2008	2008
Common shares – beginning balance	$29	$29	$29
Shares issued from Incentive and Performance Plans	—	—	—
Shares issued upon exercise of warrants	—	—	—
Common shares	$29	$29	$29

Additional paid-in capital – beginning balance	$169,146	$164,043	$164,043
Shares issued from Incentive and Performance Plans
Options exercised – Management	—	9	9
Tax benefit for share options exercised	—	(27)	—
Restricted shares – Management	(377)	(106)	(2,119)
Unearned compensation	377	106	2,119
Shares – Directors	—	—	402
Earned compensation
Options – Management	154	998	2,780
Restricted shares – Management	(19)	694	1,044
Tax benefit for vested restricted shares	—	(704)	—
Shares issued from Employee Stock Purchase Plan	46	—	86
Warrants
Fair value of warrants issued	—	—	782
Warrants exercised	—	—	—
Reclassified to other accrued liabilities	(782)	—	—
Additional paid-in capital	$168,545	$165,013	$169,146

Deferred compensation common shares obligation – beginning balance	$878	$1,427	$1,427
Deferred compensation	—	45	292
Dividends on common shares held	—	11	11
Distributions	(798)	(262)	(852)
Deferred compensation common shares obligation	$80	$1,221	$878

Deferred compensation common shares held – beginning balance	$(878)	$(1,427)	$(1,427)
Cost of shares purchased with deferred compensation and dividends	—	(56)	(303)
Cost of shares distributed	798	262	852
Deferred compensation common shares held	$(80)	$(1,221)	$(878)

(Accumulated deficit) retained earnings – beginning balance	$(120,327)	$94,482	$94,482
Net loss attributable to common shareholders	(45,220)	(33,861)	(214,809)
Cash dividends on common shares	—	—	—
(Accumulated deficit) retained earnings	$(165,547)	$60,621	$(120,327)

Accumulated other comprehensive loss, net – beginning balance	$(4,586)	$(4,812)	$(4,812)
Interest rate swap contracts – active:
Amortization of unrealized loss	384	—	—
Unrealized (loss) gain	—	(8,419)	226
Notional reduction settlement payments	—	—	3,835
Tax benefit for unrealized loss	(146)	(3,266)	(1,556)
Interest rate swap contracts – terminated:
Notional reduction settlement payments	—	—	(3,835)
Amortization of payments	250	—	926
(Tax benefit) taxes for unamortized payments	(95)	—	1,106
Marketable securities:
Unrealized gain (loss)	—	700	(721)
(Tax benefit) taxes for unrealized (loss) gain	—	(238)	245
Accumulated other comprehensive loss, net	$(4,193)	$(16,035)	$(4,586)

Noncontrolling interests – beginning balance	$—	$8,591	$8,591
Noncontrolling interests loss	—	(39)	(63)
Purchase of noncontrolling interests	—	(8,407)	(8,528)
Noncontrolling interests	$—	$145	$—

Total (deficit) equity	$(1,166)	$209,773	$44,262

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Comprehensive Loss
(thousands)
(unaudited)

	Three Months Ended March 31		Year Ended December 31
	2009	2008	2008

Net loss	$(45,220)	$(33,900)	$(214,872)
Less: Reclassifications from Accumulated other comprehensive loss, net for:
Unrealized gain (loss) on interest rate swap contracts:
Interest rate swap contracts – active:
Amortization of unrealized loss	$384	$—	$—
Unrealized (loss) gian	—	(8,419)	226
Notional reduction settlement payments	—	—	3,835
(Taxes) tax benefit for unrealized gain (loss)	(146)	(3,266)	(1,556)
Interest rate swap contracts – terminated:
Notional reduction settlement payments	—	—	(3,835)
Amortization of payments	250	—	926
(Taxes) tax benefit for unamortized payments	(95)	—	1,106
	$393	$(11,685)	$702
Unrealized gain (loss) on marketable securities:
Unrealized gain (loss)	$—	$700	$(721)
(Taxes) tax benefit for unrealized gain (loss)	—	(238)	245
	$—	$462	$(476)

Comprehensive loss	$(44,827)	$(45,123)	$(214,646)

Noncontrolling interests loss	$—	$39	$63

Comprehensive loss attributable to common shareholders	$(44,827)	$(45,084)	$(214,583)

The accompanying notes are an integral part of these consolidated financial statements.

Building Materials Holding Corporation
Consolidated Statements of Cash Flows
(thousands)
(unaudited)

	Three Months Ended March 31		Year Ended December 31
	2009	2008	2008
Operating Activities
Net loss attributable to common shareholders	$(45,220)	$(33,861)	$(214,809)
Noncontrolling interests loss, net	—	(39)	(63)
Net loss	(45,220)	(33,900)	(214,872)
Items in net loss not using (providing) cash:
Depreciation and amortization	6,141	10,522	37,611
Deferred loan cost amortization	385	2,739	1,621
Deferred loan cost write off	—	—	7,099
Amortization of unrealized loss related to interest rate swap contracts previously accounted for as cash flow hedge	384	—	—
Amortization of terminated interest rate swap contracts notional reduction settlement payments	250	—	926
Unrealized ineffective portion of interest rate swap contracts	—	—	3,022
Amortization of warrant discount	62	—	62
Impairment of assets	365	—	60,828
Share-based compensation	249	1,846	4,276
Gain on sale of assets, net	(5,338)	(3,435)	(2,225)
Realized gain on marketable securities	—	(186)	(542)
Deferred income tax (benefit) expense	(241)	13,896	22,534
Changes in assets and liabilities, net of effects of acquisitions and divestitures of business units:
Receivables, net	29,155	15,435	85,424
Inventory	8,042	7,670	38,190
Unbilled receivables	2,541	8,271	26,804
Income tax receivable	327	—	(40,492)
Prepaid expenses and other current assets	(73)	(7,276)	4,298
Accounts payable	6,951	4,909	(32,836)
Accrued compensation	(258)	(3,306)	(14,724)
Insurance deductible reserves	(739)	(1,756)	(10,961)
Other accrued liabilities	(1,852)	(2,540)	(8,028)
Billings in excess of costs and estimated earnings	(4,358)	1,434	275
Other long-term assets and liabilities	(3,343)	(2,610)	8,789
Other, net	(241)	(3,504)	(205)
Cash flows (used) provided by operating activities	(6,811)	8,209	(23,126)

Investing Activities
Purchases of property and equipment	(570)	(7,176)	(16,509)
Acquisitions and investments in businesses, net of cash acquired	—	(2,450)	(8,575)
Proceeds from dispositions of property and equipment	10,828	5,187	14,871
Purchase of marketable securities	—	(13,854)	(28,589)
Proceeds from sales of marketable securities	—	10,339	70,221
Other, net	(26)	(2,797)	(2,123)
Cash flows provided (used) by investing activities	10,232	(10,751)	29,296

Financing Activities
Net borrowings under revolver	2,300	—	—
Principal payments on term notes	(11,986)	(3,522)	(19,866)
Interest rate swap contracts notional reduction settlement payments	(1,220)	—	(3,835)
Net payments on other notes	(138)	(418)	(2,261)
Increase (decrease) in book overdrafts	2,418	(4,413)	(17,616)
Proceeds from share options exercised	—	9	8
Income tax benefit for share-based compensation	—	(731)	—
Dividends paid	—	(2,938)	(2,938)
Deferred financing costs	—	(4,927)	(8,847)
Other, net	44	—	82
Cash flows used by financing activities	(8,582)	(16,940)	(55,273)

Decrease in Cash and Cash Equivalents	(5,161)	(19,482)	(49,103)

Cash and cash equivalents, beginning of period	11,484	60,587	60,587
Cash and cash equivalents, end of period	$6,323	$41,105	$11,484

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$8,407	$8,876	$41,863
Cash paid for income taxes	$9	$78	$3,141

Supplemental Schedule of Investing Activities
Liabilities of acquisitions (extinguished)	$—	$(2,450)	$(8,525)
Cash paid for acquisitions made this period	$—	$2,450	$8,525
Cash paid for acquisitions made in prior period	$—	$—	$50

Supplemental Schedule of Financing Activities
Fair value of warrants issued	$—	$—	$782
Discount on term note for warrants issued	$—	$—	$(782)

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Nature of Operations
Building Materials Holding Corporation (BMHC) provides building products and construction services to professional homebuilders and contractors in western and southern regions of the United States.  We distribute building products, manufacture building components (millwork, floor and roof trusses and wall panels) and provide construction services to professional builders and contractors through a network of 31 distribution facilities, 43 manufacturing facilities and 5 regional construction services facilities.  Based on National Association of Home Builders building permit activity, we provide building products and construction services in 9 of the top 25 single-family construction markets.

Principles of Consolidation
The consolidated financial statements include the accounts of BMHC and its subsidiaries.  All significant intercompany balances and transactions are eliminated.

Basis of Presentation

•	Interim consolidated financial statements
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

Beginning with the fourth quarter of 2007 and continuing through the first quarter of 2009, we have incurred losses from operations and, during 2008 and the first quarter of 2009, restructuring costs as we downsized our business to match the current environment.  We have managed our liquidity during this time with closure and consolidation of underperforming business units and cost reduction initiatives as well as sales of assets.  However, the downturn in the housing industry has been deepened by an increase in home foreclosures and reduced consumer confidence from tightened lending standards and rising unemployment, which have created a difficult business environment for homebuilders generally.  Our operating performance and liquidity were negatively affected by these economic and industry conditions, which are beyond our control.

These business conditions have not improved during 2009.  As of March 2009, single-family housing starts for the U.S. as a whole fell to an annualized rate below 0.4 million and single-family permits in our markets remained at a depressed annualized rate of 0.1 million.  We do not believe these business conditions will improve significantly during 2009.

Our actions to align our cost structure with anticipated sales may not be sufficient to fund our operating costs, restructuring costs and debt service requirements.  When funds from operations are insufficient, our primary source of funding has been the revolver component of our credit facility.  Our amended credit facility provides a $200 million revolver and a $340 million term note maturing in November 2011.  Our revolver is subject to borrowing base limitations based on certain accounts receivable, inventory, property and equipment and real estate and may not provide adequate liquidity.  As of March 31, 2009, there were $2.3 million borrowings outstanding under the revolver and $313.8 million was outstanding under the term note.

Our credit agreement requires monthly compliance with financial covenants, including minimum liquidity and adjusted earnings before interest, taxes, depreciation and amortization (monthly Adjusted EBITDA).  Operating results, particularly income from continuing operations, are a primary factor for these covenants, and our ability to comply with these covenants depends on our operating performance.  Lack of compliance with these covenants would constitute an event of default under the credit agreement which, absent any waiver, forbearance or modification, would enable the lenders under our credit agreement to cause all amounts borrowed to become due and payable immediately and to prohibit further borrowings by us under the revolver.

Based on financial information for February 2009, we were not in compliance with the monthly Adjusted EBITDA requirement of our credit agreement.  In March 2009, we obtained a limited waiver through April 15, 2009 for lack of compliance with the monthly Adjusted EBITDA requirement and we preserved access to limited liquidity permitting us to borrow up to $20 million under the revolver.  Previously, we had obtained waivers for financial covenants due to lower than planned operating performance as of both June 2008 and December 2007.

Due to the difficulty of reliably projecting our operating results within the depressed business conditions of the homebuilding industry, we believe that it is likely that we will not be able to meet the financial covenants of our credit agreement during 2009.  Also, our independent registered public accounting firm included a going concern explanatory paragraph in their report on our financial statements for 2008, citing among other things, the uncertainty that we would remain in compliance with these financial covenants.  The going concern explanatory paragraph constitutes a default under our credit agreement.  In April 2009, we obtained a waiver for the going concern explanatory paragraph.

In April 2009, our lenders also agreed to extend the limited waiver through June 1, 2009.  In May 2009, the limited waiver was extended through June 29, 2009.  This limited waiver continues to waive compliance with the monthly Adjusted EBITDA, forecast and projection requirements of our credit agreement.  The limited waiver limits borrowings under the revolver to $20 million and limits capital expenditures to $0.1 million from the date of the extended limited waiver.  Lenders approving each of the March, April and May 2009 limited waivers were paid a fee of 0.10% of their revolver commitment and their portion of the outstanding principal amount of the term note.

For March 2009, we were not in compliance with the monthly Adjusted EBITDA requirement of our credit agreement.  Additionally, as the limited waiver for these financial covenants is less than a year, it is probable we will not be in compliance with these financial covenants within the next year and given there is no amendment or other financing agreement currently in place, the revolver and term note are classified as a current liability in the consolidated balance sheet.

We are anticipating tax refunds of $56 million as a result of net operating losses for 2008.  These refunds will be applied to reduce the amount outstanding under our term loan facility to approximately $275 million.  The remaining portion of the tax refund will be available for working capital needs after payment of any borrowings under the revolver.  We filed for our federal tax refund in April 2009 and our professional advisors have advised us that receipt of the refund is anticipated in mid- to late May 2009.

We are currently negotiating with our lenders to develop debt and capital structures to support our long-term strategic plan and business objectives.  We expect that these negotiations may lead to a bankruptcy filing which we anticipate would reflect the agreement of our lenders and would provide for the payment in full of all amounts owing to key vendors and the uninterrupted supply of goods and services to our customers.  Equity holders may be substantially diluted or be eliminated in a bankruptcy filing.

There can be no assurance these negotiations will result in debt and capital structures acceptable to us and the lenders or an agreement that would achieve our goals.  If these negotiations fail, we would not be able to continue as a going concern and would be forced to seek relief through bankruptcy filing without an agreement of our lenders.  We also continue to pursue alternative financing arrangements as well as evaluate other financing options.

We may not be able to meet near-term working capital and scheduled interest and debt payment requirements if cash flows are inadequate from our reduced operating activities or if our access to the revolver portion of our credit facility is restricted because we are unable to reach an agreement with our lenders.  Absent any waiver, forbearance or modification to our current credit agreement, we believe our recurring losses from operations, interest and debt burden amid declining sales and potential inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern.

Additionally, our long-term future is dependent on more normal levels of single-family housing starts and our ability to implement and maintain cost structures, including reduced interest and debt that align with single-family housing trends.  If this fails to transpire or if we cannot obtain a waiver, forbearance or modification to our current credit agreement or other financing options, we may not be able to continue as a going concern and may be forced to seek relief through a bankruptcy filing.

•	Discontinued operations
These consolidated financial statements present separately the financial information for discontinued operations as follows:

•	concrete block masonry, concrete services and truss manufacturing in Florida (June 2008) and
•	framing services in Virginia (March 2008).

As a result of these transactions:

•	these operations are presented separately from continuing operations within the caption of discontinued operations and
•	related assets and liabilities are separately classified in the consolidated balance sheet.

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

Receivables
Receivables consist primarily of amounts due from customers and are net of an allowance for doubtful accounts.  The allowance for doubtful accounts reflects our best estimate of probable losses of accounts receivable.  We determine the allowance based on known troubled accounts, historical experience and other available evidence.

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

Property and Equipment
Property and equipment are recorded at cost.  Cost includes expenditures for major improvements and replacements that extend useful life.  Certain costs of software are capitalized provided those costs are not research and development and certain other criteria are met.  Capitalized interest was not significant for the period ended March 31, 2009, $0.3 million for the period ended March 31, 2008 and $0.9 million for 2008.  Expenditures for other maintenance and repairs are expensed as incurred.  Gains and losses from sales and retirements are included in Other expense (income), net as they occur.  Depreciation is calculated using the straight-line method over the economic useful lives of the assets.  The estimated useful lives of depreciable assets are generally:

•	ten to thirty years for buildings and improvements,
•	seven to ten years for machinery and fixtures,
•	three to ten years for handling and delivery equipment and
•	three to ten years for software development costs.

To improve financial returns, we periodically evaluate our investments in property and equipment.  As a result, property and equipment may be consolidated, leased or sold.  For continuing operations, we recognized a gain of $5.3 million for the period ended March 31, 2009, $3.4 million for the period ended March 31, 2008 and $3.2 million for 2008 from the sales of property and equipment.

Assets Held for Sale
Assets held for sale are measured at the lower of carrying amount or fair value less costs to sell and are no longer depreciated.  These assets are being actively marketed for sale at a price that is reasonable in relation to their carrying amounts.  Any gain or loss arising from the sale of these assets is included in Other expense (income), net.  Assets held for sale are as follows (thousands):

	March 31 2009	December 31 2008
Property and equipment
Land	$23,611	$26,211
Buildings and improvements	17,840	20,089
	$41,451	$46,300

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

The fair value of derivative instruments is based on pricing models using current market rates.  The fair value of interest rate swap contracts is recorded as an asset or liability and the effective portion of the gain or loss is recorded as a component of Accumulated other comprehensive (loss) income, net, a separate component of equity, and is subsequently reclassified into Interest expense as interest expense is recognized on the term note.  The ineffective portion, if any, of the change in the value of the interest rate swap contracts is immediately recognized as a component of interest expense.

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

Shipping and Handling
Shipping and handling costs for manufactured building components and construction services are included as a component of cost of goods sold.  Shipping and handling costs for building products are included as a component of selling, general and administrative expenses and were $10.2 million for the period ended March 31, 2009, $14.6 million for the period ended March 31, 2008 and $57.9 million for 2008.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This accounting principle eliminates noncomparable accounting for noncontrolling interests.  Specifically, noncontrolling interests are presented as a component of equity; consolidated net income includes amounts attributable to both the parent and noncontrolling interest and is disclosed on the face of the income statement; changes in the ownership interest are accounted for as equity transactions if ownership remains controlling; purchase accounting for acquisitions of noncontrolling interests and acquisitions of additional interests is eliminated; and deconsolidated controlling interests are recognized based on fair value consistent with Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations.  The accounting requirements were adopted January 2009 and had no impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations.  This accounting principle requires acquisition accounting (purchase accounting) be applied to all business combinations in which control is obtained regardless of consideration and for an acquirer to be identified for each business combination.  Additionally, this accounting principle requires acquisition-related costs and restructuring costs at the date of acquisition to be expensed rather than allocated to the assets acquired and the liabilities assumed; noncontrolling interests, including goodwill, to be recorded at fair value at the acquisition date; recognition of the fair value of assets and liabilities arising from contingent consideration (payments conditioned on the outcome of future events) at the acquisition date; recognition of bargain purchase (acquisition-date fair value exceeds consideration plus any noncontrolling interest) as a gain; and recognition of changes in deferred taxes.  This accounting principle was adopted January 2009 and had no impact on our consolidated financial position, results of operations or cash flows.

2.    Restructuring

In May 2008, we initiated a comprehensive analysis of our businesses operations to improve cash flow and profitability as well as rationalize our operations for the current conditions of the homebuilding industry.  The plan places a priority on positive cash flow, efficient use of capital and higher returns and focuses on closing or consolidating business units in underperforming markets as well as improving business processes.  The results of the plan were as follows:

•	for the period ended March 31, 2009:
▪	closed 6 business units and
▪	consolidated 1 business unit with other business units.

•	for the period ended March 31, 2008:
▪	no restructuring activity as the plan was not initiated until May 2008.

•	for 2008:
▪	closed 42 business units,
▪	consolidated 15 business units with other business units and
▪	consolidated administrative functions of information systems, reporting, accounts payable and human resources.

Our restructuring plans do not include formal severance plans for employees affected by the closures and consolidations of business units or enhancements to administrative functions.

As of March 31, 2009, the estimated cumulative charges expected to be incurred and recognized in (loss) from continuing operations and resulting liability were as follows (thousands):

	Impairment of assets	Operating lease obligations	Total
Estimated charges	$8,967	$11,387	$20,354
Changes in estimates, net	—	(753)	(753)
Cash payments	—	(535)	(535)
Non-cash charges	(8,967)	(3,051)	(12,018)
	$—	$7,048	$7,048

Impairments of assets were determined based on available market data and are recognized in Impairment of assets.  Operating lease obligations represent the present value of contractual rental payments offset by estimated sublease income and are recognized in Selling, general and administrative expenses.  The liability for restructuring is recorded in the consolidated balance sheet as follows:

•	$4.1 million in Other accrued liabilities and $2.9 million in Other long-term liabilities as of March 31, 2009 and
•	$5.6 million in Other accrued liabilities and $4.0 million in Other long-term liabilities as of December 31, 2008.

Activity related to restructuring plans and the resulting liability were as follows (thousands):

	Three Months Ended March 31, 2009
	Impairment of assets	Operating lease obligations	Total
Balance at beginning of period	$—	$9,644	$9,644
Estimated charges	365	—	365
Change in estimates, net	—	(753)	(753)
Cash payments	—	(145)	(145)
Non-cash charges	(365)	(1,698)	(2,063)
	$—	$7,048	$7,048

	Year Ended December 31, 2008
	Impairment of assets	Operating lease obligations	Total
Balance at beginning of period	$—	$—	$—
Estimated charges	8,602	11,387	19,989
Change in estimates, net	—	—	—
Cash payments	—	(390)	(390)
Non-cash charges	(8,602)	(1,353)	(9,955)
	$—	$9,644	$9,644

Due to uncertainties in the markets of certain business units and inherent in the estimation process, it is possible the actual costs of restructuring may vary from estimates.  Revisions of these costs are recognized in the period such revisions are known.

3.    Impairment of Assets

Long-lived assets such as property, equipment and intangibles are evaluated for impairment whenever events and circumstances indicate the carrying amount may not be recoverable.  An impairment for these assets is recognized if the carrying amount exceeds their fair value and when the carrying amount is not recoverable based on the estimated future operating cash flows on an undiscounted basis.

Similarly, goodwill is evaluated for impairment in the fourth quarter and whenever events and circumstances indicate the carrying amount may not be recoverable.  An impairment for goodwill is recognized if the carrying amount is more than the estimated future operating cash flows as measured by fair value techniques.

As a result of our ongoing evaluations of underperforming business units, certain property and equipment specific to these business units were identified as impaired.  Impairments recognized in loss from continuing operations were as follows:

•	for the period ended March 31, 2009:
▪	$0.4 million for certain property and equipment held for sale.

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

For impairment testing of customer relationships and covenants not to compete, the carrying amounts exceeded the estimated future operating cash flows on an undiscounted basis.  The impairment testing for goodwill indicated the carrying amount exceeded our estimate of enterprise value.  Impairments recognized in loss from continuing operations were as follows:

•	for the period ended March 31, 2008:
▪	no impairments were recognized.

•	for 2008:
▪	$30.2 million for certain customer relationships and covenants not to compete,
▪	$14.2 million for goodwill,
▪	$6.3 million for certain property and equipment held for sale and
▪	$2.3 million for leasehold improvements.

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

Assets, liabilities, sales and loss after related income tax expense (benefit) for these operations are separately reported from continuing operations and were as follows (thousands):

	March 31	December 31
	2009	2008
Assets	$5,073	$5,659
Liabilities	$502	$773

	Three Months Ended March 31		Year Ended December 31
	2009	2008	2008
Sales
Building products	$—	$485	$2,021
Construction services	$17	$12,206	$38,624

Loss from discontinued operations	$(152)	$(57)	$(22,353)

5.    Net Loss Per Share

Net loss per share was determined using the following information (thousands, except per share data):

	Three Months Ended March 31		Year Ended December 31
	2009	2008	2008
Loss from continuing operations	$(45,068)	$(33,804)	$(192,456)
Loss from discontinued operations	(152)	(57)	(22,353)
Net loss attributable to common shareholders	$(45,220)	$(33,861)	$(214,809)

Weighted average shares - basic	29,508	28,972	29,081
Effect of dilutive:
Share options	—	—	—
Restricted shares	—	—	—
Warrants	—	—	—
Weighted average shares - assuming dilution	29,508	28,972	29,081

Net loss per share:
Continuing operations	$(1.53)	$(1.17)	$(6.62)
Discontinued operations	—	—	(0.77)
Basic	$(1.53)	$(1.17)	$(7.39)

Continuing operations	$(1.53)	$(1.17)	$(6.62)
Discontinued operations	—	—	(0.77)
Diluted	$(1.53)	$(1.17)	$(7.39)

Cash dividends declared per share	$—	$—	$—

Potential common shares for options, restricted shares and warrants are generally excluded from the computation of diluted net loss per share if there is a loss from continuing operations for the period.  Additionally, certain share options, restricted shares and warrants are excluded from the computation of diluted net loss per share:

•	options and warrants with exercise prices greater than the average market value of the common shares (out-of-the-money) and
•	unrecognized compensation expense for restricted shares with after-tax proceeds greater than the average market value of the common shares.

Options, restricted shares and warrants excluded from the computation of diluted net loss per share will change based on additional grants as well as the average market value of the common shares for the period.  These options, restricted shares and warrants that are not dilutive and therefore excluded from the computation of diluted net loss per share were as follows (thousands, except share price data):

	Three Months Ended March 31		Year Ended December 31
	2009	2008	2008
Average market value of shares	$0.38	$5	$3
Share options:
Exercise price range	$5 to $38	$5 to $38	$5 to $38
Not dilutive	2,472	2,964	2,627
Restricted shares:
Grant price range	$15 to $18	$14 to $42	$15 to $38
Not dilutive	103	297	214
Warrants:
Exercise price	$0.47	—	$0.47
Not dilutive	2,825	—	2,825

6.    Noncontrolling Interests

Noncontrolling interests reflects the other owners’ proportionate share in the assets and liabilities of business ventures as of the date of purchase, adjusted by the proportionate share of post-acquisition income or loss.  As the operating results of entities with noncontrolling interests are consolidated, noncontrolling interests loss represents the loss attributable to the other owners.

•
In June 2008, we acquired the remaining 40% interest in SelectBuild Mechanical for $0.2 million in cash.  In October 2004, we formed this venture for an initial 60% interest for $0.3 million in cash.  SelectBuild Mechanical provides heating, ventilation and air conditioning services in Las Vegas, Nevada.

•
In January 2008, we were required to purchase the remaining 49% interest in SelectBuild Illinois (RCI Construction) for $8.3 million in cash of which $2.4 million was paid in January 2008 and $5.9 million was paid in July 2008.  The fair value of SelectBuild Illinois did not exceed its net book value.  As a result, the $5.5 million excess of the purchase price for the noncontrolling interest over the recorded amount for the noncontrolling interest in SelectBuild Illinois was recognized as an expense in Other income, net in December 2007.  In January 2005, we acquired an initial 51% interest for $4.9 million in cash.  SelectBuild Illinois provides framing services to production homebuilders in the greater Chicago area.

Assets and liabilities acquired in acquisitions, including payments of amounts retained for settlement periods, were as follows (thousands):

	March 31	December 31		March 31	December 31
	2009	2008		2009	2008
Receivables	$—	$—	Other accrued liabilities	$—	$(47)
Prepaid expenses and other	—	—
Current assets	—	—	Current liabilities	—	(47)

Property and equipment	—	—	Deferred income taxes	—	—
Other intangibles, net	—	—	Noncontrolling interests	—	(8,528)
Goodwill	—	—
	$—	$—		$—	$(8,575)

7.    Intangible Assets and Goodwill

Intangible assets represent the values assigned to customer relationships, covenants not to compete, trade names and favorable leases.  Intangible assets are amortized on a straight-line basis over their expected useful lives.  Customer relationships are amortized over 7 years and covenants not to compete over 3 years.  Amortization expense for intangible assets was $0.8 million for the period ended March 31, 2009, $2.4 million for the period ended March 31, 2008 and $8.9 million for 2008.  Intangible assets consist of the following (thousands):

	March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$25,300	$(7,730)	$17,570
Covenants not to compete	1,900	(1,045)	855
	$27,200	$(8,775)	$18,425

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$29,074	$(10,802)	$18,272
Covenants not to compete	4,089	(3,139)	950
Favorable leases	382	(382)	—
	$33,545	$(14,323)	$19,222

Estimated amortization expense for intangible assets is $2.4 million for the remainder of 2009, $3.2 million for 2010, $3.0 million for 2011, $2.8 million for 2012, $2.8 million for 2013 and $4.2 million thereafter.

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

Changes in the carrying amount of goodwill were as follows:

	Three Months Ended		Year Ended
	March 31		December 31
	2009	2008	2008
Balance at beginning of period	$—	$14,196	$14,196
Impairment	—	—	(14,196)
	$—	$14,196	$—

While goodwill is tested for impairment annually and not amortized for financial statement purposes, goodwill may be deductible for income tax purposes.  Certain goodwill is non-deductible.  Changes to non-deductible goodwill were as follows (thousands):

	Three Months Ended		Year Ended
	March 31		December 31
	2009	2008	2008
Balance at beginning of period	$—	$3,460	$3,460
Impairment	—	—	(3,460)
	$—	$3,460	$—

8.    Debt

Long-term debt consists of the following (thousands):

As of March 31, 2009			Notional	Effective Interest Rate
	Balance	Stated Interest Rate	Amount of Interest Rate Swaps	Average for Quarter	As of March 31
Revolver	$2,300	LIBOR (minimum of 3%) plus 5.25% OR Prime plus 3.25% and 0.50% commitment fee	$—	7.0%	7.0%
Term note	313,773	LIBOR (minimum of 3%) plus 5.25% OR Prime plus 3.25%	123,019	11.5%	11.5%
Other	1,275	Various	—	—	—
	317,348		$123,019

Less: Current portion	316,309
Less: Unamortized discount	658
	$381

As of December 31, 2008			Notional	Effective Interest Rate
	Balance	Stated Interest Rate	Amount of Interest Rate Swaps	Average for Year	As of December 31
Revolver	$—	LIBOR (minimum of 3%) plus 5.25% OR Prime plus 3.25% and 0.50% commitment fee	$—	12.9%	n/a
Term note	325,759	LIBOR (minimum of 3%) plus 5.25% OR Prime plus 3.25%	135,124	9.6%	11.5%
Other	1,412	Various	—	—	—
	327,171		$135,124

Less: Current portion	39,443
Less: Unamortized discount	719
	$287,009

In September 2008, we entered into an amendment to our credit agreement with our lenders.  The amended credit facility continues to provide a $200 million revolver subject to borrowing base limitations and a $340 million term note maturing in November 2011.  However, the April 2009 limited waiver limits borrowings under the revolver to $20 million and may not provide adequate liquidity.

•	Revolver
The $200 million revolver is subject to borrowing base limitations and matures in November 2011.  The revolver may consist of both LIBOR and Prime based borrowings.  In the September 2008 amendment, the variable interest rate for the revolver was increased to LIBOR plus 5.25% or Prime plus 3.25%.  Minimum LIBOR interest is 3.0%.  Additionally, a commitment fee for the unused portion is 0.50%.  LIBOR interest is paid quarterly and Prime interest is paid monthly.  As of March 31, 2009, $2.3 million was outstanding under the revolver.

The effective interest rate is based on interest rates for the period as well as the commitment fee for the unused portion of the revolver.

Letters of credit outstanding that guaranteed performance or payment to third parties were $109.0 million as of March 31, 2009.  These letters of credit reduce the $200 million revolver commitment.

Total availability under the revolver is subject to a monthly borrowing base calculation that includes:

•	70% of certain accounts receivable,
•	50% of certain inventory,
•	25% of certain other inventory,
•	approximately 75% of the appraised value of certain property and equipment and
•	50% of the appraised value of real estate.

As of March 31, 2009, the unused borrowing base under the revolver was $49.2 million, however the April 2009 limited waiver limits borrowings under the revolver to $20 million.

•	Term Note
The term note matures in November 2011 and is payable in quarterly installments of $0.9 million with the remaining principal of $270.0 million payable in November 2011.  In the September 2008 amendment, the variable interest rate for the term note was increased to LIBOR plus 5.25% or Prime plus 3.25%.  Minimum LIBOR interest is 3.0%.  LIBOR interest is paid quarterly and Prime interest is paid monthly.  In addition to the LIBOR and Prime interest rates, the term note includes an additional annual payment-in-kind interest or fee of 2.75% that is payable on the earlier of payoff or maturity.  As of March 31, 2009, $313.8 million was outstanding under this term note.

•	Other
Other long-term debt consists of term notes, equipment notes and capital leases for equipment.  Interest rates vary and dates of maturity are through March 2021.  As of March 31, 2009, other long-term debt was $1.3 million.

Covenants and Maturities
Our credit agreement requires monthly compliance with financial covenants, including minimum liquidity and adjusted earnings before interest, taxes, depreciation and amortization (monthly Adjusted EBITDA).  Operating results, particularly income from continuing operations, are a primary factor for these covenants, and our ability to comply with these covenants depends on our operating performance.  Lack of compliance with these covenants would constitute an event of default under the credit agreement which, absent any waiver, forbearance or modification, would enable the lenders under our credit agreement to cause all amounts borrowed to become due and payable immediately and to prohibit further borrowings by us under the revolver.

Based on financial information for February 2009, we were not in compliance with the monthly Adjusted EBITDA requirement of our credit agreement.  In March 2009, we obtained a limited waiver through April 15, 2009 for lack of compliance with the monthly Adjusted EBITDA requirement and we preserved access to limited liquidity permitting us to borrow up to $20 million under the revolver.  Previously, we had obtained waivers for financial covenants due to lower than planned operating performance as of both June 2008 and December 2007.

Due to the difficulty of reliably projecting our operating results within the depressed business conditions of the homebuilding industry, we believe that it is likely that we will not be able to meet the financial covenants of our credit agreement during 2009.  Also, our independent registered public accounting firm included a going concern explanatory paragraph in their report on our financial statements for 2008, citing among other things, the uncertainty that we would remain in compliance with these financial covenants.  The going concern explanatory paragraph constitutes a default under our credit agreement.  In April 2009, we obtained a waiver for the going concern explanatory paragraph.

In April 2009, our lenders also agreed to extend the limited waiver through June 1, 2009.  In May 2009, the limited waiver was extended through June 29, 2009.  This limited waiver continues to waive compliance with the monthly Adjusted EBITDA, forecast and projection requirements of our credit agreement.  The limited waiver limits borrowings under the revolver to $20 million and limits capital expenditures to $0.1 million from the date of the extended limited waiver.  Lenders approving each of the March, April and May 2009 limited waivers were paid a fee of 0.10% of their revolver commitment and their portion of the outstanding principal amount of the term note.

For March 2009, we were not in compliance with the monthly Adjusted EBITDA requirement of our credit agreement.  Additionally, as the limited waiver for these financial covenants is less than a year, it is probable we will not be in compliance with these financial covenants within the next year and given there is no amendment or other financing agreement currently in place, the revolver and term note are classified as a current liability in the consolidated balance sheet.

We are anticipating tax refunds of $56 million as a result of net operating losses for 2008.  These refunds will be applied to reduce the amount outstanding under our term loan facility to approximately $275 million.  The remaining portion of the tax refund will be available for working capital needs after payment of any borrowings under the revolver.  We filed for our federal tax refund in April 2009 and our professional advisors have advised us that receipt of the refund is anticipated in mid- to late May 2009.

We are currently negotiating with our lenders to develop debt and capital structures to support our long-term strategic plan and business objectives.  We expect that these negotiations may lead to a bankruptcy filing which we anticipate would reflect the agreement of our lenders and would provide for the payment in full of all amounts owing to key vendors and the uninterrupted supply of goods and services to our customers.  Equity holders may be substantially diluted or be eliminated in a bankruptcy filing.

There can be no assurance these negotiations will result in debt and capital structures acceptable to us and the lenders or an agreement that would achieve our goals.  If these negotiations fail, we would not be able to continue as a going concern and would be forced to seek relief through bankruptcy filing without an agreement of our lenders.  We also continue to pursue alternative financing arrangements as well as evaluate other financing options.

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

Proceeds from tax refunds and certain dispositions are retained in a separate cash account.  Cash in excess of $25 million in this separate cash account is to be applied to the revolver or term note.  There was no amount in this separate cash account as of March 31, 2009.  In the event of default, this cash is restricted and not available for our operating needs.

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

Scheduled maturities of long-term debt are as follows (thousands):

2009	$316,246
2010	223
2011	66
2012	65
2013	70
Thereafter	678
$317,348

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

Hedging Activities
In addition to the amendment to our credit facility in September 2008, we amended our interest rate swap contracts to lower amounts and a maturity matching the credit facility.  As of March 2009, the interest rate swap contracts effectively converted $123.0 million of variable rate borrowings to a fixed interest rate of 10.6% plus any difference between minimum LIBOR interest of 3.0% and LIBOR, thus reducing the impact of increases in interest rates on future interest expense.  Additionally, the notional amount of the interest rate swap contracts will be ratably reduced to zero through the maturity of November 2011.

As of March 2009, approximately 39% of the outstanding variable rate borrowings have been hedged with these interest rate swap contracts.  After giving effect to the interest rate swap contracts, total borrowings were 61% variable and 39% fixed.  The fair value of the interest rate swap contracts was a liability of $6.4 million as of March 31, 2009.  Management may choose not to swap variable rates to fixed rates or may terminate a previously executed swap if the variable rate positions are more beneficial.

Hedge accounting was discontinued in January 2009, as it is not probable future LIBOR interest rates for the remaining term of the interest rate swap contracts will be at or above the minimum LIBOR interest of 3.0% of the term note.  In September 2008, we amended our interest rate swap contracts.  Monthly settlements are made to ratably reduce the notional amount of the interest rate swap contracts through November 2011.  As a result, the following amounts were recognized as Interest expense:

•
$0.1 million for the period ended March 31, 2009 for an increase in the fair value of the interest rate swap contracts rather than recorded in Accumulated other comprehensive loss, net, a component of equity.  This increase in the fair value was after $1.2 million of notional reduction settlement payments for the period ended March 31, 2009.  There were no notional reduction settlement payments for the period ended March 31, 2008.

•
$0.4 million for the period ended March 31, 2009 for amortization of unrealized loss due to increases in fair value of interest rate swap contracts previously accounted for as a cash flow hedge and recorded in Accumulated other comprehensive loss, net.  The remaining unrealized loss of $4.1 million in Accumulated other comprehensive loss, net as of March 31, 2009 will be subsequently amortized to Interest expense over the remaining term of our term note.

•
$0.2 million for the period ended March 31, 2009 and $0.9 million for 2008 for amortization of the notional reduction settlement payments previously accounted for as a cash flow hedge and recorded in Accumulated other comprehensive loss, net.  The remaining unrealized loss of $2.7 million for notional reduction settlement payments previously accounting for cash flow hedged for 2008 recorded in Accumulated other comprehensive loss, net as of March 31, 2009 will be subsequently amortized to Interest expense over the remaining term of our term note.

In December 2008, we determined the interest rate swap contracts were not an effective hedge of variable interest due to the recent significant reductions in LIBOR interest rates.  As a result of the estimated difference between the LIBOR interest of the interest rate swap contracts and the minimum LIBOR interest of 3.0% of the term note, we recognized $3.0 million of interest expense for the ineffective portion of these interest rate swap contracts for 2008.  The effective portion of the interest rate swap contracts of $4.5 million was recorded as an unrealized loss and an unrealized tax benefit of $1.7 million in Accumulated other comprehensive loss, net, a component of equity.  A corresponding deferred tax asset for the unrealized tax benefit was eliminated with a valuation allowance as there may be an inability to utilize this deferred tax asset.  The remaining unrealized loss of $4.1 million in Accumulated other comprehensive loss, net as of March 31, 2009 will be subsequently amortized to Interest expense over the remaining term of our term note.

The fair value and gains and losses on interest rate swap contracts are as follows (thousands):

	March 31		December 31
	2009		2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Classification	Value	Classification	Value
Interest rate swap contracts –
not designated as cash flow hedge	Other long-term
	liabilities	$6,411		$—
Interest rate swap contracts – designated as cash flow hedge			Other long-term
		$—	liabilities	$7,514

The effect of interest rate swap contracts on the consolidated statement of operations is as follows (thousands):

	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss, Net
	Three Months Ended March 31		Year Ended December 31
	2009	2008	2008
Unrealized (loss) gain	$—	$(8,419)	$226

	Loss Reclassified from Accumulated Other Comprehensive Loss, Net to Interest Expense
	Three Months Ended March 31		Year Ended December 31
	2009	2008	2008
Effective cash flow hedge
Interest rate swap contracts – active
Amortization of unrealized loss	$384	$—	$—
Interest rate swap contracts – terminated
Notional reduction settlement payments
Amortization of payments	250	—	926

Ineffective cash flow hedge
Interest rate swap contracts – active Ineffective portion	—	—	3,022
	$634	$—	$3,948

9.    Shareholders’ (Deficit) Equity

Preferred Shares
We are authorized to issue 2 million preferred shares, however none of these shares are issued.  Under the terms of our Restated Certificate of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the preferred shares.

Common Shares
Our common shares have a par value of $0.001.  We have 50 million shares authorized, of which 29.7 million are issued and outstanding as of March 31, 2009.

Of the unissued shares, 6.0 million shares were reserved for the following:

Employee Stock Purchase Plan	1.3 million
2008 Stock Incentive Plan	1.9 million
Warrants	2.8 million

Warrants
In connection with the amendment of our credit facility in September 2008, we issued warrants that entitle the lenders to purchase approximately 8.75% or 2.8 million of our common shares at a purchase price of $0.47 per common share, the closing price on the NYSE on September 30, 2008.  These warrants may be exercised through September 2015.

The fair value of these warrants was estimated on the date of grant using the modified Black-Scholes-Merton model.  The following table presents the assumptions used in the valuation and the resulting fair value as of the date of grant:

Expected term (years)	5.5
Expected volatility	64.6%
Expected dividend yield	0.0%
Risk-free interest rate	3.0%
Exercise price	$0.47
Weighted average fair value	$0.28

These assumptions to determine fair value are based principally on historical experience.  Due to uncertainties inherent in these assumptions, it is possible that actual value received by the warrant holders may vary from the estimate of the fair value of these warrants.

The fair value of the warrants of $0.8 million was recorded as a discount on our term note.  Amortization of the discount will be recognized ratably through November 2011, the remaining term of our credit facility.

No warrants have been exercised and all 2.8 million warrants are outstanding and exercisable as of March 31, 2009.  Warrants exercised are settled with newly issued common shares.  The common shares for warrants are not included in the calculation of basic income per share until exercised, however the common shares for warrants may be included in the calculation of diluted income per share.

Dividends
Cash dividends per common share were as follows:

	2009	2008
First quarter	$—	$—
Second quarter	—	—
Third quarter	—	—
Fourth quarter	—	—
	$—	$—

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

Prior to 2009, our matching contributions ranged from 25% of the first 4% to 50% of the first 6% of the participant’s contribution.  Matching contributions are established at the discretion of the Compensation Committee of our Board of Directors in the first quarter.  Vesting in matching contributions occurs at the rate of 20% per year of service, upon reaching normal or early retirement date, or upon death, disability or certain other circumstances.  Matching contributions were temporarily suspended for 2009 and matching contributions of $1.0 million for the period ended March 31, 2008 and $2.9 million for 2008 were made to the trusts based on a percentage of the contributions made by participants.

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

Matching contributions were the same as the savings and retirement plan matching contribution percentage.  Matching contributions were established at the discretion of the Compensation Committee of our Board of Directors in the first quarter.  There were no matching contributions for the period ended March 31, 2009 and matching contributions of less than $0.1 million for the period ended March 31, 2008 and $0.1 million for 2008 were made to the trust based on a percentage of the contributions made by participants.

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

•
Compensation deferred and invested in third-party investment options is recorded in Other long-term assets and Other long-term liabilities.  As the obligation is settled for the value of the underlying investments, changes in the fair value of the investments are recognized in Other income and changes in the fair value of the liability are recognized in Selling, general and administrative expenses.  Fair value is based on market quotes.  The fair value of these investments was $1.3 million at March 31, 2009 and $4.0 million at December 31, 2008.

•
Compensation deferred and invested in our common shares is recorded as a component of shareholders’ equity.  As the obligation is settled for the fixed number of common shares purchased, changes in fair value are not recognized.  Rather, purchases and distributions of the common shares are recorded at historical cost.  The historical cost of these common shares was $0.1 million or 15,116 common shares at March 31, 2009 and $0.9 million or 107,757 common shares at December 31, 2008.

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

The Compensation Committee decided to make:
•	no contribution or return to participants and no contribution or return was required for the employment agreements of certain executives for the period ended March 31, 2009.

•	no contribution or return to participants and no contribution or return was required for the employment agreements of certain executives for the period ended March 31, 2008.
•	no contributions or return to participants and no contribution or return was required for the employment agreements of certain executives for 2008.

The cash surrender value of the company-owned life insurance policies approximates the obligation, however the returns, if any, are not fully funded as these returns are dependent upon years of service and payment elections.  These life insurance policies fund the obligation to the participants or their beneficiaries over a 5, 10 or 15-year period.

•      Management Retention Compensation
In February 2008, the Compensation Committee of our Board of Directors approved management retention agreements for certain executives and key employees.  Participants receive common share equivalent units which may be exchanged for the market value of those shares upon vesting two years from the date of grant.  Compensation expense recognized for these agreements was not significant for the period ended March 31, 2009, for the period ended March 31, 2008 and for 2008.

Employee Stock Purchase Plan
In February 2008, our Board of Directors adopted the Employee Stock Purchase Plan, as approved by our shareholders in May 2008.  The plan amended an employee share purchase plan originally effective October 2000.  The plan permits eligible employees to purchase common shares through payroll deductions of up to 10% of an employee’s compensation limited to $25,000 each year.  The purchase price of the shares may be 85% or more of the lowest market price on either the first or last day of each three month period ending January, April, July and October.  A total of 2 million shares were authorized for issuance, however 0.4 million shares were issued under the previous employee share purchase plan resulting in 1.6 million shares remaining available for this plan.  Unissued shares were 1.3 million for the period ended March 31, 2009 and 1.4 million as of December 31, 2008.  Compensation expense recognized was not significant for the period ended March 31, 2009, for the period ended March 31, 2008 and for 2008.

Incentive and Performance Plans
In February 2008, our Board of Directors adopted the 2008 Stock Incentive Plan, as approved by our shareholders in May 2008.  A total of 2 million common shares were reserved for issuance under the plan.

In addition to the payment of an annual retainer, non-employee directors receive annual share grants with an approximate value of $50,000, based on the closing price of our common shares on the day of grant.  There were no grants of equity for the period ended March 31, 2009 and shares of 0.1 million that were restricted from trading for six months were granted to directors for 2008.

There were no grants of equity awards to employees, including all executives, for the period ended March 31, 2009 or 2008.  Grants of equity awards are approved by our Compensation Committee at regularly scheduled meetings.  Unissued shares were 1.9 million as of March 31, 2009 and December 31, 2008.

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

Share-based compensation expense includes the fair value of share options, restricted shares and other share awards and is recognized over the requisite service period.  Additionally, tax benefits for share-based compensation payments are reported as a financing activity for the statement of cash flows.

The fair value of each option is estimated on the date of grant using the modified Black-Scholes-Merton model.  These assumptions are based principally on historical experience.  Due to uncertainties inherent in these assumptions, it is possible that actual share-based compensation may vary from the estimate of the fair value of these options.  There were no grants of share options, restricted shared or other awards for the period ended March 31, 2009, for the period ended March 31, 2008 and for 2008.

Activity for option awards was as follows (thousands, except per share data):

	Three Months Ended March 31			Three Months Ended March 31		Year Ended December 31
	2009			2008		2008
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	2,627	$14	3.2	2,978	$15	2,978	$15
Granted	—	$—		—	$—	—	$—
Exercised	—	$—		(1)	$6	(1)	$6
Forfeited	(155)	$21		(6)	$26	(350)	$20
Outstanding at end of the period	2,472	$14	2.8	2,971	$15	2,627	$14

Exercisable at end of the period	2,305	$13	2.6	2,414	$13	2,245	$13

	March 31		Year Ended December 31
	2009	2008	2008
Weighted average grant-date fair value	—	—	—
Intrinsic value of options exercised	$—	$1	$1
Fair value of options vested	$1,957	$4,120	$3,767

The intrinsic value (the difference between our share price on the date of exercise and the exercise price) for options exercised represents the value received by option holders who exercised their options.

As of March 31, 2009, option awards outstanding and exercisable were as follows (thousands, except per share data):

	Options Outstanding				Options Exercisable
Exercise Price	Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life (years)	Shares	Weighted Average Exercise Price	Intrinsic Value
$5	534	$5		1.2	534	$5
$7	563	$7		3.0	563	$7
$8	179	$8		4.1	179	$8
$9	260	$9		1.9	260	$9
$17 to $18	351	$18		4.7	184	$18
$23	317	$23		2.7	317	$23
$38	268	$38		3.4	268	$38
	2,472				2,305
In-the-money:
Outstanding	—				—
Exercisable			$—				$—

The intrinsic value (the difference between our share price on the last day of trading in March 2009 and the exercise price) for in-the-money options represents the value that would have been received by option holders had they exercised their options.  These values change based on the fair market value of our shares.

The fair value of compensation expense recognized for options was $0.2 million for the period ended March 31, 2009, $1.0 million for the period ended March 31, 2008 and $2.8 million for 2008.  The common shares for options are not included in the calculation of basic income per share, however the common shares for options may be included in the calculation of diluted income per share.

As of March 31, 2009, there was $1.2 million of unrecognized compensation expense related to these options.  This compensation expense is recognized as the requisite services are rendered and is expected to be recognized ratably through March 2011.

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

Activity for restricted share awards was as follows (thousands, except per share data):

	Three Months Ended March 31				Year Ended December 31
	2009		2008		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of the period	214	$26	410	$26	410	$26
Granted	—	$—	—	$—	—	$—
Vested	(90)	$38	(110)	$23	(118)	$23
Forfeited	(21)	$18	(3)	$38	(78)	$27
Nonvested at end of the period	103	$18	297	$27	214	$26

	Three Months Ended March 31		Year Ended December 31
	2009	2008	2008
Weighted average grant-date fair value	$—	$—	$—
Fair value of restricted shares granted	$—	$—	$—
Fair value of restricted shares vested	$3,391	$2,516	$2,761

The fair value of compensation expense recognized for restricted shares was not significant for the period ended March 31, 2009, $0.7 million for the period ended March 31, 2008 and $1.0 million for 2008.  The common shares for restricted shares are not included in the calculation of basic income per share until these shares vest, however the common shares for restricted shares may be included in the calculation of diluted income per share.

As of March 31, 2009, there was $0.6 million of unrecognized compensation expense related to these restricted shares.  This compensation expense is recognized as the requisite services are rendered and is expected to be recognized ratably through March 2010.

Shares
We issue shares to non-employee directors of our Board of Directors for their services.  These shares vest immediately, however trading is restricted for six months from the date of grant.  We issued 99,200 shares in May 2008 and recognized compensation expense of $0.1 million for the period ended March 31, 2009, $0.1 million for the period ended March 31, 2008 and $0.4 million for 2008.

The following table summarizes equity compensation information as of March 31, 2009 (thousands, except per share data):

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	2,575	$13.23	1,901
Equity compensation plans not approved by security holders	2,825(1)	$0.47	—
Total	5,400	$6.55	1,901

(1)      In connection with the amendment of our credit facility in September 2008, our Board of Directors authorized issuance of these warrants that entitle the lenders to purchase approximately 8.75% or 2.8 million of our common shares at a purchase price of $0.47 per common share, the closing price on the NYSE on September 30, 2008.  These warrants may be exercised through September 2015.

Share-based compensation expense is included in Selling, general and administrative expenses since it is incentive compensation issued primarily to our executives and senior management.  Share-based compensation expense for options, restricted shares and other share awards was $0.2 million for the period ended March 31, 2009, $1.8 million for the period ended March 31, 2008 and $4.3 million for 2008.

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

Income tax benefit (expense) and effective rates were as follows (thousands):

Three Months Ended March 31	Year Ended December 31
2009	2008	2008
Effective Rate	Effective Rate	Effective Rate
Continuing operations:
Income tax benefit (expense)	$12	0.0%	$(3,849)	(12.8)%	$23,409	10.8%
Discontinued operations:
Income tax benefit (expense)	$—	0.0%	$3,456	98.4%	$(1,860)	(9.1)%

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

There was no tax benefit associated with exercised options and vested restricted shares for the period ended March 31, 2009 and the tax benefit associated with exercised options and vested restricted share increased taxes receivable $0.3 million for the period ended March 31, 2008 and $0.3 million for 2008.  The tax impact for the difference between the fair value and the exercised value for options exercised and the difference between the grant-date value and vest-date value for vested restricted shares are recognized in additional paid-in capital, a component of equity.

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

Our amended credit facility provides a $200 million revolver subject to borrowing base limitations and a $340 million term note maturing in November 2011.  However, the April 2009 limited waiver limits borrowings under the revolver to $20 million and may not provide adequate liquidity.  As of March 31, 2009, there were $2.3 million borrowings outstanding under the revolver and $313.8 million outstanding under the term note.  After giving effect to the interest rate swap contracts, the interest for our debt is 61% variable and 39% fixed.

Quoted market prices are not available for our debt.  Given the significant downturn in the homebuilding industry and tightening credit from lenders as well as our current negotiations to develop debt and capital structures acceptable to us and our lenders, it is not practicable to estimate the fair value of our debt.

Changes in interest rates expose us to financial market risk.  We currently utilize interest rate swap contracts to hedge variable interest rates.  As of March 2009, the interest rate swap contracts effectively converted $123.0 million of variable rate debt to a fixed interest rate of 10.6% plus any difference between minimum LIBOR interest of 3.0% and LIBOR.  The notional amount of the interest rate swap contracts will be ratably reduced to zero through the maturity of November 2011.

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

Operating Leases
We lease certain real property, vehicles and office equipment under operating leases.  Operating lease expense was as follows (thousands):

	Three Months Ended March 31		Year Ended December 31
	2009	2008	2008
Operating lease expense	$7,082	$7,553	$29,907
Less: Sublease income	(591)	(326)	(1,741)
	$6,491	$7,227	$28,166

Certain of these leases are non-cancelable and have minimum lease payment requirements as follows (thousands):

	Operating Leases	Sublease Income	Operating Leases, net
2009	$19,477	$(1,172)	$18,305
2010	19,514	(817)	18,697
2011	12,747	(385)	12,362
2012	7,573	(110)	7,463
2013	4,684	(113)	4,571
Thereafter	3,461	(9)	3,452
	$67,456	$(2,606)	$64,850

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

	Three Months Ended		Year Ended
	March 31	March 31	December 31
	2009	2008	2008
Balance at beginning of period	$5,701	$6,805	$6,805
Provision for warranties	(232)	275	(492)
Warranty charges	(65)	(563)	(612)
	$5,404	$6,517	$5,701

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

The following assets and liabilities are measured at fair value on a recurring basis (thousands):

		Fair Value Measurements at Reporting Date Using
	March 31 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Interest rate swap contracts	$(6,411)	$—	$(6,411)	$—

		Fair Value Measurements at Reporting Date Using
	December 31 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Interest rate swap contracts	$(7,514)	$—	$(7,514)	$—

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

•	Other intangibles with a carrying amount of $49.4 million were written down to their implied fair value of $19.2 million, resulting in an impairment charge of $30.2 million for 2008.

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

•	Goodwill with a carrying amount of $14.2 million was written down to its implied fair value of zero, resulting in an impairment charge of $14.2 million for 2008.

15.  Quarterly Results of Operations (unaudited)

Operating results by quarter for 2009 and 2008 were as follows (thousands, except per share data):

	First	Second	Third	Fourth
2009
Sales	$167,499	$—	$—	$—

Loss from continuing operations(1)	$(45,068)	$—	$—	$—
Loss from discontinued operations(1) (2)	(152)	—	—	—
Net loss attributable to common shareholders	$(45,220)	$—	$—	$—

Net loss per share:
Continuing operations	$(1.53)	$—	$—	$—
Discontinued operations	—	—	—	—
Diluted	$(1.53)	$—	$—	$—

Common share prices:
High	$0.61	$—	$—	$—
Low	$0.22	$—	$—	$—

Cash dividends declared per share	$—	$—	$—	$—

2008
Sales	$342,948	$384,620	$364,430	$232,681

Loss from continuing operations(1)	$(33,843)	$(41,350)	$(35,569)	$(81,757)
(Loss) income from discontinued operations(1) (2)	(57)	9,385	(9,637)	(22,044)
Noncontrolling interests loss	39	24	—	—
Net loss attributable to common shareholders	$(33,861)	$(31,941)	$(45,206)	$(103,801)

Net loss per share:
Continuing operations	$(1.17)	$(1.42)	$(1.22)	$(2.78)
Discontinued operations	—	0.32	(0.33)	(0.76)
Diluted	$(1.17)	$(1.10)	$(1.55)	$(3.54)

Common share prices:
High	$7.22	$5.09	$2.65	$0.94
Low	$3.78	$1.77	$0.47	$0.21

Cash dividends declared per share	$—	$—	$—	$—

(1) Includes the following impairments:
	First	Second	Third	Fourth
2009
Continuing operations	$365	$—	$—	$—
Discontinued operations	$—	$—	$—	$—
2008
Continuing operations	$—	$8,469	$3,856	$40,690
Discontinued operations	$—	$6,212	$873	$728

(2)   Discontinued operations were as follows:

•	concrete block masonry and concrete services in Florida in June 2008,
•	framing services in Virginia in March 2008 and
•	three Western Colorado building materials distribution businesses sold in September 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes that appear in Item 1 of this Form 10-Q as well as the caption under this item entitled Business Risks and Forward-Looking Statements.

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

Business Environment and Executive Overview

Already under contraction, single-family housing starts declined further in the first quarter of 2009 as home foreclosures increased, lending standards tightened and rising unemployment sapped consumer confidence.  According to the U.S. Census Bureau as of February 2009, single-family housing starts for the U.S. as a whole fell below an annualized rate of 0.4 million.  Excluding the boom years of 2006 through 2003, single-family housing starts for the U.S. as a whole averaged 1.1 million starts per year since 1990.

Similarly, as of February 2009 annualized single-family permits in our markets fell 46% to 0.1 million from the prior year.  The decline was widespread across all our markets for both building products and construction services.  Lower sales from weakening buyer demand and increased competition for fewer contracts led to declines in our margins, particularly for construction services.  As of March 2009, single-family housing starts for the U.S. as a whole fell to an annualized rate below 0.4 million and single-family permits in our markets remained at an annualized rate of 0.1 million.

This suggests 2009 will be more challenging than 2008 as the decline in housing starts will cause competition to sharpen.  As a result, we continue to assess the operating performance of business units and eliminate cost inefficiencies.  We continue to believe our employees’ efforts to maintain customer relationships and focus on cost efficiencies are distinguishing factors in our ability to weather this unprecedented downturn in the basic necessity of housing.

Uncertainty of Liquidity
Beginning with the fourth quarter of 2007 and continuing through the first quarter of 2009, we have incurred losses from operations and, during 2008 and the first quarter of 2009, restructuring costs as we downsized our business to match the current environment.  We have managed our liquidity during this time with closure and consolidation of underperforming business units and cost reduction initiatives as well as sales of assets.  However, the downturn in the housing industry has been deepened by an increase in home foreclosures and reduced consumer confidence from tightened lending standards and rising unemployment, which have created a difficult business environment for homebuilders generally.  Our operating performance and liquidity were negatively affected by these economic and industry conditions, which are beyond our control.

These business conditions have not improved during 2009.  As of March 2009, single-family housing starts for the U.S. as a whole fell to an annualized rate below 0.4 million and single-family permits in our markets remained at a depressed annualized rate of 0.1 million.  We do not believe these business conditions will improve significantly during 2009.

Our actions to align our cost structure with anticipated sales may not be sufficient to fund our operating costs, restructuring costs and debt service requirements.  When funds from operations are insufficient, our primary source of funding has been the revolver component of our credit facility.  Our amended credit facility provides a $200 million revolver and a $340 million term note maturing in November 2011.  Our revolver is subject to borrowing base limitations based on certain accounts receivable, inventory, property and equipment and real estate and may not provide adequate liquidity.  As of March 31, 2009, there were $2.3 million borrowings outstanding under the revolver and $313.8 million was outstanding under the term note.

Our credit agreement requires monthly compliance with financial covenants, including minimum liquidity and adjusted earnings before interest, taxes, depreciation and amortization (monthly Adjusted EBITDA).  Operating results, particularly income from continuing operations, are a primary factor for these covenants, and our ability to comply with these covenants depends on our operating performance.  Lack of compliance with these covenants would constitute an event of default under the credit agreement which, absent any waiver, forbearance or modification, would enable the lenders under our credit agreement to cause all amounts borrowed to become due and payable immediately and to prohibit further borrowings by us under the revolver.

Based on financial information for February 2009, we were not in compliance with the monthly Adjusted EBITDA requirement of our credit agreement.  In March 2009, we obtained a limited waiver through April 15, 2009 for lack of compliance with the monthly Adjusted EBITDA requirement and we preserved access to limited liquidity permitting us to borrow up to $20 million under the revolver.  Previously, we had obtained waivers for financial covenants due to lower than planned operating performance as of both June 2008 and December 2007.

Due to the difficulty of reliably projecting our operating results within the depressed business conditions of the homebuilding industry, we believe that it is likely that we will not be able to meet the financial covenants of our credit agreement during 2009.  Also, our independent registered public accounting firm included a going concern explanatory paragraph in their report on our financial statements for 2008, citing among other things, the uncertainty that we would remain in compliance with these financial covenants.  The going concern explanatory paragraph constitutes a default under our credit agreement.  In April 2009, we obtained a waiver for the going concern explanatory paragraph.

In April 2009, our lenders also agreed to extend the limited waiver through June 1, 2009.  In May 2009, the limited waiver was extended through June 29, 2009.  This limited waiver continues to waive compliance with the monthly Adjusted EBITDA, forecast and projection requirements of our credit agreement.  The limited waiver limits borrowings under the revolver to $20 million and limits capital expenditures to $0.1 million from the date of the extended limited waiver.  Lenders approving each of the March, April and May 2009 limited waivers were paid a fee of 0.10% of their revolver commitment and their portion of the outstanding principal amount of the term note.

For March 2009, we were not in compliance with the monthly Adjusted EBITDA requirement of our credit agreement.  Additionally, as the limited waiver for these financial covenants is less than a year, it is probable we will not be in compliance with these financial covenants within the next year and given there is no amendment or other financing agreement currently in place, the revolver and term note are classified as a current liability in the consolidated balance sheet.

We are anticipating tax refunds of $56 million as a result of net operating losses for 2008.  These refunds will be applied to reduce the amount outstanding under our term loan facility to approximately $275 million.  The remaining portion of the tax refund will be available for working capital needs after payment of any borrowings under the revolver.  We filed for our federal tax refund in April 2009 and our professional advisors have advised us that receipt of the refund is anticipated in mid- to late May 2009.

We are currently negotiating with our lenders to develop debt and capital structures to support our long-term strategic plan and business objectives.  We expect that these negotiations may lead to a bankruptcy filing which we anticipate would reflect the agreement of our lenders and would provide for the payment in full of all amounts owing to key vendors and the uninterrupted supply of goods and services to our customers.  Equity holders may be substantially diluted or be eliminated in a bankruptcy filing.

There can be no assurance these negotiations will result in debt and capital structures acceptable to us and the lenders or an agreement that would achieve our goals.  If these negotiations fail, we would not be able to continue as a going concern and would be forced to seek relief through bankruptcy filing without an agreement of our lenders.  We also continue to pursue alternative financing arrangements as well as evaluate other financing options.

We may not be able to meet near-term working capital and scheduled interest and debt payment requirements if cash flows are inadequate from our reduced operating activities or if our access to the revolver portion of our credit facility is restricted because we are unable to reach an agreement with our lenders.  Absent any waiver, forbearance or modification to our current credit agreement, we believe our recurring losses from operations, interest and debt burden amid declining sales and potential inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern.

Additionally, our long-term future is dependent on more normal levels of single-family housing starts and our ability to implement and maintain cost structures, including reduced interest and debt that align with single-family housing trends.  If this fails to transpire or if we cannot obtain a waiver, forbearance or modification to our current credit agreement or other financing options, we may not be able to continue as a going concern and may be forced to seek relief through a bankruptcy filing.

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

RESULTS OF OPERATIONS

FIRST QUARTER OF 2009 COMPARED TO FIRST QUARTER OF 2008

The following table sets forth the amounts and percentage relationship to sales of certain costs, expenses and income items (millions, except per share data):

	Three Months Ended March 31
	2009		2008
Sales
Building products	$99	59%	$180	52%
Construction services	68	41%	163	48%
Total sales	167	100%	343	100%

Costs and operating expenses
Cost of goods sold
Building products	77	78%	131	73%
Construction services	67	99%	151	93%
Impairment of assets	—	—	—	—
Selling, general and administrative expenses	62	37%	84	24%
Other income, net	(6)	(4)%	(4)	(1)%
Total costs and operating expenses	200	120%	361	105%

Loss from operations	(33)	(20)%	(18)	(5)%

Interest expense	12	7%	12	3%

Loss from continuing operations before income taxes	(45)	(27)%	(30)	(9)%

Income tax benefit (expense)	—	—	(4)	(1)%
Loss from continuing operations	(45)	(27)%	(34)	(10)%

Loss from discontinued operations	—	—	(4)	(1)%
Impairment of assets	—	—	—	—
Income tax expense	—	—	4	1%
Loss from discontinued operations	—	—	—	—

Net loss	(45)	(27)%	(34)	(10)%
Noncontrolling interest loss	—	—	—	—
Net loss attributable to common shareholders	$(45)	(27)%	$(34)	(10)%

Note: Certain amounts and percentages may not sum to totals due to rounding.

Consolidated Financial Results
Selected financial results were as follows (millions):

	2009	2008	% Change
Sales
Building products	$99	$180	(45)%
Construction services	68	163	(58)%
	$167	$343	(51)%

Loss from operations	$(33)	$(18)	83%

Sales decreased 51% to $167 million from $343 million in the same quarter a year ago.  Sales were lower in all our regions, particularly sales of construction services.  National trends in single-family home construction continue to be at depressed levels as annualized single-family housing starts for the U.S. as a whole were 64% lower or 0.4 million starts as of February 2009 compared to an average of 1.1 million starts per year since 1990 excluding the boom years of 2006 through 2003.  Increased home foreclosures, tightening lending standards and rising unemployment have driven housing starts to their lowest level in the 50 years of available housing data.  Similarly, as of February 2009 annualized single-family permits in our markets fell 46% to 0.1 million from the prior year.  The depth and duration of the current housing downturn remains uncertain.

Loss from operations was $33 million compared to a loss of $18 million in the same quarter a year ago and included the following:

•	Gross margins declined to 14% from 18% for the same quarter a year ago. Lower margins resulted from intensified competition for building products and construction services for fewer housing starts.
•	We recognized $0.4 million for the impairments of certain property and equipment held for sale.

•
Partially offsetting lower gross margins, selling and general administrative expenses decreased 27% or $22 million from the same quarter a year ago.  These expenses were lower due to employee reductions resulting in a decrease of $16 million or 51% in our operations and 10% in our administrative operation as well as $4 million of reductions in occupancy and shipping and handling expenses and $4 million of reductions in other costs.  These reductions were partially offset by $2 million increase in the allowance for doubtful accounts receivable as our customers struggle with fewer construction projects and financing.

•
Nonrecurring expenses associated with closure and consolidation of underperforming business units classified in selling, general and administrative expenses included $5 million of payroll and related expenses and other administrative operating expenses.  As a percent of sales, selling, general and administrative expenses increased to 37% from 24%.  In addition to the nonrecurring expenses, the increase was the result of:

▪	a substantial decline in sales volume, particularly construction services and
▪	a shift in sales mix to building products from construction services.

Interest Expense
Interest expense was 4% or $0.5 million more than the same quarter a year ago.  Excluding $2.4 million of deferred loan cost write off in the first quarter of 2008, interest expense was 32% or $2.9 million more than the same quarter a year ago.  The increase was due to:

•	$1.6 million for higher interest rates,
•
$0.8 million for amortization of unrealized loss and notional reduction settlement payments as well as an unrealized loss for an increase in the fair value of the interest rate swap contracts no longer accounted for as a cash flow hedge and

•	$0.4 million for fees associated with the limited waiver of our credit facility in March 2009.

Income Taxes
Our effective income tax rate was zero and is lower than statutory federal and state tax rates due to uncertainty in our ability to realize deferred tax assets resulting from operating losses and impairments.  To the extent taxable income is generated in future periods, these tax benefits may be realized and reduce our effective tax rate in future periods.

Discontinued Operations
In June 2008 and as a consequence of the significant and ongoing correction in single-family home construction, we discontinued our concrete block masonry and concrete services business as well as our truss manufacturing business in Florida.  For 2008, we incurred a loss from these operations of $12 million and recognized impairments of $8 million for customer relationships and assets held for sale.  These operations represented approximately 6% of sales.

In March 2008, we discontinued framing services in Virginia.  These operations represented less than 1% of sales.

LIQUIDITY AND CAPITAL RESOURCES

Uncertainty of Liquidity
Beginning with the fourth quarter of 2007 and continuing through the first quarter of 2009, we have incurred losses from operations and, during 2008 and the first quarter of 2009, restructuring costs as we downsized our business to match the current environment.  We have managed our liquidity during this time with closure and consolidation of underperforming business units and cost reduction initiatives as well as sales of assets.  However, the downturn in the housing industry has been deepened by an increase in home foreclosures and reduced consumer confidence from tightened lending standards and rising unemployment, which have created a difficult business environment for homebuilders generally.  Our operating performance and liquidity were negatively affected by these economic and industry conditions, which are beyond our control.

These business conditions have not improved during 2009.  As of March 2009, single-family housing starts for the U.S. as a whole fell to an annualized rate below 0.4 million and single-family permits in our markets remained at a depressed annualized rate of 0.1 million.  We do not believe these business conditions will improve significantly during 2009.

Our actions to align our cost structure with anticipated sales may not be sufficient to fund our operating costs, restructuring costs and debt service requirements.  When funds from operations are insufficient, our primary source of funding has been the revolver component of our credit facility.  Our amended credit facility provides a $200 million revolver and a $340 million term note maturing in November 2011.  Our revolver is subject to borrowing base limitations based on certain accounts receivable, inventory, property and equipment and real estate and may not provide adequate liquidity.  As of March 31, 2009, there were $2.3 million borrowings outstanding under the revolver and $313.8 million was outstanding under the term note.

Our credit agreement requires monthly compliance with financial covenants, including minimum liquidity and adjusted earnings before interest, taxes, depreciation and amortization (monthly Adjusted EBITDA).  Operating results, particularly income from continuing operations, are a primary factor for these covenants, and our ability to comply with these covenants depends on our operating performance.  Lack of compliance with these covenants would constitute an event of default under the credit agreement which, absent any waiver, forbearance or modification, would enable the lenders under our credit agreement to cause all amounts borrowed to become due and payable immediately and to prohibit further borrowings by us under the revolver.

Based on financial information for February 2009, we were not in compliance with the monthly Adjusted EBITDA requirement of our credit agreement.  In March 2009, we obtained a limited waiver through April 15, 2009 for lack of compliance with the monthly Adjusted EBITDA requirement and we preserved access to limited liquidity permitting us to borrow up to $20 million under the revolver.  Previously, we had obtained waivers for financial covenants due to lower than planned operating performance as of both June 2008 and December 2007.

Due to the difficulty of reliably projecting our operating results within the depressed business conditions of the homebuilding industry, we believe that it is likely that we will not be able to meet the financial covenants of our credit agreement during 2009.  Also, our independent registered public accounting firm included a going concern explanatory paragraph in their report on our financial statements for 2008, citing among other things, the uncertainty that we would remain in compliance with these financial covenants.  The going concern explanatory paragraph constitutes a default under our credit agreement.  In April 2009, we obtained a waiver for the going concern explanatory paragraph.

In April 2009, our lenders also agreed to extend the limited waiver through June 1, 2009.  In May 2009, the limited waiver was extended through June 29, 2009.  This limited waiver continues to waive compliance with the monthly Adjusted EBITDA, forecast and projection requirements of our credit agreement.  The limited waiver limits borrowings under the revolver to $20 million and limits capital expenditures to $0.1 million from the date of the extended limited waiver.  Lenders approving each of the March, April and May 2009 limited waivers were paid a fee of 0.10% of their revolver commitment and their portion of the outstanding principal amount of the term note.

For March 2009, we were not in compliance with the monthly Adjusted EBITDA requirement of our credit agreement.  Additionally, as the limited waiver for these financial covenants is less than a year, it is probable we will not be in compliance with these financial covenants within the next year and given there is no amendment or other financing agreement currently in place, the revolver and term note are classified as a current liability in the consolidated balance sheet.

We are anticipating tax refunds of $56 million as a result of net operating losses for 2008.  These refunds will be applied to reduce the amount outstanding under our term loan facility to approximately $275 million.  The remaining portion of the tax refund will be available for working capital needs after payment of any borrowings under the revolver.  We filed for our federal tax refund in April 2009 and our professional advisors have advised us that receipt of the refund is anticipated in mid- to late May 2009.

We are currently negotiating with our lenders to develop debt and capital structures to support our long-term strategic plan and business objectives.  We expect that these negotiations may lead to a bankruptcy filing which we anticipate would reflect the agreement of our lenders and would provide for the payment in full of all amounts owing to key vendors and the uninterrupted supply of goods and services to our customers.  Equity holders may be substantially diluted or be eliminated in a bankruptcy filing.

There can be no assurance these negotiations will result in debt and capital structures acceptable to us and the lenders or an agreement that would achieve our goals.  If these negotiations fail, we would not be able to continue as a going concern and would be forced to seek relief through bankruptcy filing without an agreement of our lenders.  We also continue to pursue alternative financing arrangements as well as evaluate other financing options.

We may not be able to meet near-term working capital and scheduled interest and debt payment requirements if cash flows are inadequate from our reduced operating activities or if our access to the revolver portion of our credit facility is restricted because we are unable to reach an agreement with our lenders.  Absent any waiver, forbearance or modification to our current credit agreement, we believe our recurring losses from operations, interest and debt burden amid declining sales and potential inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern.

Additionally, our long-term future is dependent on more normal levels of single-family housing starts and our ability to implement and maintain cost structures, including reduced interest and debt that align with single-family housing trends.  If this fails to transpire or if we cannot obtain a waiver, forbearance or modification to our current credit agreement or other financing options, we may not be able to continue as a going concern and may be forced to seek relief through a bankruptcy filing.

Cash Flows
Historically, our primary needs for capital resources were to fund working capital and acquisitions as well as finance capital expenditures.  In the future we expect to fund working capital requirements and necessary capital expenditures with cash flow from operations and seasonal borrowings under our credit facility.

If we are unable to implement and maintain cost structures, including debt and interest, that align with single-family housing trends or if we cannot obtain a waiver, forbearance or similar amendment to our current credit agreement or other financing options, we may not be able to continue as a going concern and we may be forced to seek relief by altering our capital structure or through a bankruptcy filing.

Operations
Operating activities used $7 million of cash compared to $8 million provided in the same period a year ago.  Net loss adjusted for non-cash items increased $34 million from the same period a year ago due to lower sales and reduced profitability as a result of the significant downturn in home construction.  Our working capital requirements were $17 million less than the same period a year ago.  Cash provided by working capital requirements was $40 million compared to cash provided of $23 million in the same period a year ago, as our working capital requirements decreased despite an increase in our cash conversion cycle as days payable outstanding decreased, inventory turns slowed and there was no significant change in days sales outstanding.

Capital Investment and Acquisitions
Cash provided by investing activities was $10 million compared to $11 million used in the same period a year ago.  Cash of $11 million was provided principally from the sale of real property due to the consolidation of building distribution facilities in Nevada, Washington and Colorado.  Cash used for investing activities also included capital expenditures of $0.6 million or $6.6 million less than the same period a year ago.  Capital expenditures were principally for consolidation of building component operations with existing building product distribution facilities in Idaho, California and Colorado and lease buyout requirements for certain equipment.

Financing
Cash used by financing activities was $9 million compared to $17 million used in the same period a year ago.  Borrowings under the revolver were $2 million compared to no borrowings in the same period a year ago.  Cash for operating needs and payments on the term note were funded by reductions in working capital requirements, proceeds from dispositions and existing cash.  In addition to the $0.9 million scheduled principal payment, $11 million was paid on the term note as a result of proceeds from dispositions.

Financing Arrangements
Our debt structure consists of a revolver, term note and other borrowings.

In September 2008, we entered into an amendment to our credit agreement with our lenders.  The amended credit facility continues to provide a $200 million revolver subject to borrowing base limitations and a $340 million term note maturing in November 2011.  However, the April 2009 limited waiver limits borrowings under the revolver to $20 million and may not provide adequate liquidity.

•	Revolver
The $200 million revolver is subject to borrowing base limitations and matures in November 2011.  The revolver may consist of both LIBOR and Prime based borrowings.  In the September 2008 amendment, the variable interest rate for the revolver was increased to LIBOR plus 5.25% or Prime plus 3.25%.  Minimum LIBOR interest is 3.0%.  Additionally, a commitment fee for the unused portion is 0.50%.  LIBOR interest is paid quarterly and Prime interest is paid monthly.  As of March 31, 2009, $2.3 million was outstanding under the revolver.

The effective interest rate is based on interest rates for the period as well as the commitment fee for the unused portion of the revolver.

Letters of credit outstanding that guaranteed performance or payment to third parties were $109.0 million as of March 31, 2009.  These letters of credit reduce the $200 million revolver commitment.

Total availability under the revolver is subject to a monthly borrowing base calculation that includes:

•	70% of certain accounts receivable,
•	50% of certain inventory,
•	25% of certain other inventory,
•	approximately 75% of the appraised value of certain property and equipment and
•	50% of the appraised value of real estate.

As of March 31, 2009, the unused borrowing base under the revolver was $49.2 million, however the April 2009 limited waiver limits borrowings under the revolver to $20 million.

•	Term Note
The term note matures in November 2011 and is payable in quarterly installments of $0.9 million with the remaining principal of $270.0 million payable in November 2011.  In the September 2008 amendment, the variable interest rate for the term note was increased to LIBOR plus 5.25% or Prime plus 3.25%.  Minimum LIBOR interest is 3.0%.  LIBOR interest is paid quarterly and Prime interest is paid monthly.  In addition to the LIBOR and Prime interest rates, the term note includes an additional annual payment-in-kind interest or fee of 2.75% that is payable on the earlier of payoff or maturity.  As of March 31, 2009, $313.8 million was outstanding under this term note.

•	Other
Other long-term debt consists of term notes, equipment notes and capital leases for equipment.  Interest rates vary and dates of maturity are through March 2021.  As of March 31, 2009, other long-term debt was $1.3 million.

Covenants and Maturities
Our credit agreement requires monthly compliance with financial covenants, including minimum liquidity and adjusted earnings before interest, taxes, depreciation and amortization (monthly Adjusted EBITDA).  Operating results, particularly income from continuing operations, are a primary factor for these covenants, and our ability to comply with these covenants depends on our operating performance.  Lack of compliance with these covenants would constitute an event of default under the credit agreement which, absent any waiver, forbearance or modification, would enable the lenders under our credit agreement to cause all amounts borrowed to become due and payable immediately and to prohibit further borrowings by us under the revolver.

Based on financial information for February 2009, we were not in compliance with the monthly Adjusted EBITDA requirement of our credit agreement.  In March 2009, we obtained a limited waiver through April 15, 2009 for lack of compliance with the monthly Adjusted EBITDA requirement and we preserved access to limited liquidity permitting us to borrow up to $20 million under the revolver.  Previously, we had obtained waivers for financial covenants due to lower than planned operating performance as of both June 2008 and December 2007.

Due to the difficulty of reliably projecting our operating results within the depressed business conditions of the homebuilding industry, we believe that it is likely that we will not be able to meet the financial covenants of our credit agreement during 2009.  Also, our independent registered public accounting firm included a going concern explanatory paragraph in their report on our financial statements for 2008, citing among other things, the uncertainty that we would remain in compliance with these financial covenants.  The going concern explanatory paragraph constitutes a default under our credit agreement.  In April 2009, we obtained a waiver for the going concern explanatory paragraph.

In April 2009, our lenders also agreed to extend the limited waiver through June 1, 2009.  In May 2009, the limited waiver was extended through June 29, 2009.  This limited waiver continues to waive compliance with the monthly Adjusted EBITDA, forecast and projection requirements of our credit agreement.  The limited waiver limits borrowings under the revolver to $20 million and limits capital expenditures to $0.1 million from the date of the extended limited waiver.  Lenders approving each of the March, April and May 2009 limited waivers were paid a fee of 0.10% of their revolver commitment and their portion of the outstanding principal amount of the term note.

For March 2009, we were not in compliance with the monthly Adjusted EBITDA requirement of our credit agreement.  Additionally, as the limited waiver for these financial covenants is less than a year, it is probable we will not be in compliance with these financial covenants within the next year and given there is no amendment or other financing agreement currently in place, the revolver and term note are classified as a current liability in the consolidated balance sheet.

We are anticipating tax refunds of $56 million as a result of net operating losses for 2008.  These refunds will be applied to reduce the amount outstanding under our term loan facility to approximately $275 million.  The remaining portion of the tax refund will be available for working capital needs after payment of any borrowings under the revolver.  We filed for our federal tax refund in April 2009 and our professional advisors have advised us that receipt of the refund is anticipated in mid- to late May 2009.

We are currently negotiating with our lenders to develop debt and capital structures to support our long-term strategic plan and business objectives.  We expect that these negotiations may lead to a bankruptcy filing which we anticipate would reflect the agreement of our lenders and would provide for the payment in full of all amounts owing to key vendors and the uninterrupted supply of goods and services to our customers.  Equity holders may be substantially diluted or be eliminated in a bankruptcy filing.

There can be no assurance these negotiations will result in debt and capital structures acceptable to us and the lenders or an agreement that would achieve our goals.  If these negotiations fail, we would not be able to continue as a going concern and would be forced to seek relief through bankruptcy filing without an agreement of our lenders.  We also continue to pursue alternative financing arrangements as well as evaluate other financing options.

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

Proceeds from tax refunds and certain dispositions are retained in a separate cash account.  Cash in excess of $25 million in this separate cash account is to be applied to the revolver or term note.  There was no amount in this separate cash account as of March 31, 2009.  In the event of default, this cash is restricted and not available for our operating needs.

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

Scheduled maturities of long-term debt are as follows (thousands):

2009	$316,246
2010	223
2011	66
2012	65
2013	70
Thereafter	678
$317,348

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

Hedging Activities
In addition to the amendment to our credit facility in September 2008, we amended our interest rate swap contracts to lower amounts and a maturity matching the credit facility.  As of March 2009, the interest rate swap contracts effectively converted $123.0 million of variable rate borrowings to a fixed interest rate of 10.6% plus any difference between minimum LIBOR interest of 3.0% and LIBOR, thus reducing the impact of increases in interest rates on future interest expense.  Additionally, the notional amount of the interest rate swap contracts will be ratably reduced to zero through the maturity of November 2011.

As of March 2009, approximately 39% of the outstanding variable rate borrowings have been hedged with these interest rate swap contracts.  After giving effect to the interest rate swap contracts, total borrowings were 61% variable and 39% fixed.  The fair value of the interest rate swap contracts was a liability of $6.4 million as of March 31, 2009.  Management may choose not to swap variable rates to fixed rates or may terminate a previously executed swap if the variable rate positions are more beneficial.

Hedge accounting was discontinued in January 2009, as it is not probable future LIBOR interest rates for the remaining term of the interest rate swap contracts will be at or above the minimum LIBOR interest of 3.0% of the term note.  In September 2008, we amended our interest rate swap contracts.  Monthly settlements are made to ratably reduce the notional amount of the interest rate swap contracts through November 2011.  As a result, the following amounts were recognized as Interest expense:

•
$0.1 million for the period ended March 31, 2009 for an increase in the fair value of the interest rate swap contracts rather than recorded in Accumulated other comprehensive loss, net, a component of equity.  This increase in the fair value was after $1.2 million of notional reduction settlement payments for the period ended March 31, 2009.  There were no notional reduction settlement payments for the period ended March 31, 2008.

•
$0.4 million for the period ended March 31, 2009 for amortization of unrealized loss due to increases in fair value of interest rate swap contracts previously accounted for as a cash flow hedge and recorded in Accumulated other comprehensive loss, net.  The remaining unrealized loss of $4.1 million in Accumulated other comprehensive loss, net as of March 31, 2009 will be subsequently amortized to Interest expense over the remaining term of our term note.

•
$0.2 million for the period ended March 31, 2009 and $0.9 million for 2008 for amortization of the notional reduction settlement payments previously accounted for as a cash flow hedge and recorded in Accumulated other comprehensive loss, net.  The remaining unrealized loss of $2.7 million for notional reduction settlement payments previously accounting for cash flow hedged for 2008 recorded in Accumulated other comprehensive loss, net as of March 31, 2009 will be subsequently amortized to Interest expense over the remaining term of our term note.

In December 2008, we determined the interest rate swap contracts were not an effective hedge of variable interest due to the recent significant reductions in LIBOR interest rates.  As a result of the estimated difference between the LIBOR interest of the interest rate swap contracts and the minimum LIBOR interest of 3.0% of the term note, we recognized $3.0 million of interest expense for the ineffective portion of these interest rate swap contracts for 2008.  The effective portion of the interest rate swap contracts of $4.5 million was recorded as an unrealized loss and an unrealized tax benefit of $1.7 million in Accumulated other comprehensive loss, net, a component of equity.  A corresponding deferred tax asset for the unrealized tax benefit was eliminated with a valuation allowance as there may be an inability to utilize this deferred tax asset.  The remaining unrealized loss of $4.1 million in Accumulated other comprehensive loss, net as of March 31, 2009 will be subsequently amortized to Interest expense over the remaining term of our term note.

Equity
Equity Repurchases
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

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships often referred to as structured finance or special purpose entities which might be established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.  As of March 31, 2009, we were not involved in any transactions with unconsolidated entities.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual obligations as of March 31, 2009 (millions):

	Payments Due by Period
Contractual Obligations	2009	2010 - 2012	2013 - 2015	Thereafter	Total
Long-term debt(1)	$316.2	$0.4	$0.2	$0.5	$317.3
Capital lease obligations	—	—	—	—	—
Interest on long-term debt and capital leases(2)	6.9	0.2	0.1	0.1	7.3
Operating lease obligations(3)	18.3	38.5	7.2	0.9	64.9
Unconditional purchase obligations	—	—	—	—	—
Other long-term commitments	—	—	—	—	—
	$341.4	$39.1	$7.5	$1.5	$389.5

Interest rate swap contracts
Notional principal amount of interest rate exchange agreements					$123.0
Variable to fixed
Average pay rate					5.3%
Average receive rate					2.7%

(1)	Long-term debt obligations may differ due to potential changes in our debt and capital structures or future refinancing of debt.
(2)
Interest obligations may differ due to potential changes in our debt and capital structures or future refinancing of debt.  Interest on our variable rate debt was calculated for all years using the rates in effect as of March 31, 2009.

(3)
Operating lease obligations may differ due to potential changes in our debt and capital structures or changes in operating plans and sublease arrangements.  Operating lease obligations are net of sublease arrangements of $1.2 million for remainder of 2009, $1.3 million for 2010-2012 and $0.1 million for 2013-2015.

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

We have $109.0 million in letters of credit outstanding principally for the deductible portion of automobile, general liability and workers’ compensation claims.  These obligations are not required to be recorded as liabilities on our balance sheet and renew automatically on their various anniversary dates or until released by their respective beneficiaries.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inventory Price Risk
Prices of commodity wood products, which are subject to significant volatility, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time.  We do not use derivative financial instruments to hedge commodity wood product prices.

Interest Rate Risk
Changes in interest expense occur when market interest rates change.  Changes in the amount of debt could also increase interest rate risks.  We currently utilize interest rate swap contracts to hedge variable interest rates.  As of March 2009, the interest rate swap contracts effectively converted $123.0 million of variable rate debt to a fixed interest rate of 10.6% plus any difference between minimum LIBOR interest of 3.0% and LIBOR.  The notional amount of the interest rate swap contracts will be ratably reduced to zero through the maturity of November 2011.

Approximately 39% of the outstanding variable rate borrowings have been hedged with interest rate swap contracts.  After giving effect to the interest rate swap contracts, total borrowings are 61% variable and 39% fixed.  Based on debt outstanding as of March 31, 2009, a 0.25% increase in interest rates would result in approximately $0.5 million of additional interest expense annually.

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

At March 31, 2009, the reserve for these estimated losses was $0.1 million.  These reserves are established by assessing estimated costs to complete, change orders and claims.  Assumptions for estimated costs to complete include material prices, labor costs, labor productivity and contract claims.  Such estimates are inherently uncertain and therefore it is possible that actual completion costs may vary from these estimates.  We have a history of making reasonable estimates of the extent of progress towards completion, contract revenue and contract completion costs.  However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.

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

At March 31, 2009, the valuation allowance was $177.7 million.  The valuation allowance was recognized due to the potential inability to realize these deferred tax assets.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The scheduled reversal of deferred tax liabilities, loss carryback and carryforward abilities, projected future taxable income, tax planning strategies, cumulative earnings and our industry are considered in making this assessment.  Our ability to realize the deferred tax assets could change if estimates of future taxable income change.  To the extent taxable income is generated in future periods, these tax benefits may be realized and reduce our effective tax rate in future periods.

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

At March 31, 2009, there was no goodwill remaining due to impairments in 2008 and 2007.  The impairment assessment includes determining the estimated fair value of reporting units based on discounting the future operating cash flows using a discount rate reflecting our estimated average cost of funds.  Future operating cash flows are derived from our annual plan and forecast information, which includes assumptions of future volumes, pricing of commodity products and labor costs.  Prices for commodity products are inherently volatile.  Due to the variables associated with prices of commodity products and the effects of changes in circumstances, both the precision and reliability of the estimates of future operating cash flows are subject to uncertainty.  As additional information becomes known, we may change our estimates.

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

At March 31, 2009, the reserve for automobile, general liability and workers’ compensation claims was $42.3 million.  The estimated cost of claims is determined by actuarial methods.  Actual loss experience may differ substantially from the actuarial assumptions.  Future estimates of the cost of claims are subject to the nature and frequency of claims, medical cost inflation and changes in the insurance deductibles of the applicable insurance policies.

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

At March 31, 2009, the reserve for warranties was $5.4 million.  Specific terms and conditions for warranties vary from one year to ten years and are based on geographic market and state regulations.  The reserve for these claims is susceptible to change based on the estimated cost of the claim.  We have a history of making reasonable estimates of warranties.  However, due to uncertainties inherent in the estimation process, it is possible that actual warranty costs may vary from estimates.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This accounting principle eliminates noncomparable accounting for noncontrolling interests.  Specifically, noncontrolling interests are presented as a component of equity; consolidated net income includes amounts attributable to both the parent and noncontrolling interest and is disclosed on the face of the income statement; changes in the ownership interest are accounted for as equity transactions if ownership remains controlling; purchase accounting for acquisitions of noncontrolling interests and acquisitions of additional interests is eliminated; and deconsolidated controlling interests are recognized based on fair value consistent with Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations.  The accounting requirements were adopted January 2009 and had no impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations.  This accounting principle requires acquisition accounting (purchase accounting) be applied to all business combinations in which control is obtained regardless of consideration and for an acquirer to be identified for each business combination.  Additionally, this accounting principle requires acquisition-related costs and restructuring costs at the date of acquisition to be expensed rather than allocated to the assets acquired and the liabilities assumed; noncontrolling interests, including goodwill, to be recorded at fair value at the acquisition date; recognition of the fair value of assets and liabilities arising from contingent consideration (payments conditioned on the outcome of future events) at the acquisition date; recognition of bargain purchase (acquisition-date fair value exceeds consideration plus any noncontrolling interest) as a gain; and recognition of changes in deferred taxes.  This accounting principle was adopted January 2009 and had no impact on our consolidated financial position, results of operations or cash flows.

BUSINESS RISKS AND FORWARD-LOOKING STATEMENTS

There are a number of business risks and uncertainties that affect our operations and therefore could cause future results to differ from past performance or expected results.  Additional information regarding business risks and uncertainties is contained in Part II Item 1A of this Form 10-Q.  These risks and uncertainties may include, however are not limited to:

•	substantial doubt about our ability to continue as a going concern;
•	our existing common equity may have no value;
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

Interest Rate Risk
Changes in interest expense occur when market interest rates change.  Changes in the amount of debt could also increase interest rate risks.  We currently utilize interest rate swap contracts to hedge variable interest rates.  As of March 2009, the interest rate swap contracts effectively converted $123.0 million of variable rate debt to a fixed interest rate of 10.6% plus any difference between minimum LIBOR interest of 3.0% and LIBOR.  The notional amount of the interest rate swap contracts will be ratably reduced to zero through the maturity of November 2011.

Approximately 39% of the outstanding variable rate borrowings have been hedged with interest rate swap contracts.  After giving effect to the interest rate swap contracts, total borrowings are 61% variable and 39% fixed.  Based on debt outstanding as of March 31, 2009, a 0.25% increase in interest rates would result in approximately $0.5 million of additional interest expense annually.

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

PART II – OTHER INFORMATION

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

Additionally, our long-term future is dependent on more normal levels of single-family housing starts and our ability to implement and maintain cost structures, including reduced interest and debt that align with single-family housing trends.  If this fails to transpire or if we cannot obtain a waiver, forbearance or modification to our current credit agreement or other financing options, we may not be able to continue as a going concern and may be forced to seek relief through a bankruptcy filing.  Such actions would have an adverse impact on the holders of our common shares.

Our existing common equity may have no value.
Given our current debt and capital structure, including our significant amount of debt and accumulated deficit, our existing common equity may have little or no value.  Even if we successfully modify our credit agreement and restructure our debt and capital structure, the terms of the restructuring and any new financing that we may be able to raise could be expected to substantially dilute our current shareholders, including resulting in potential loss of the entire value of their investment.  In addition, our long-term future is dependent on more normal levels of single-family housing starts and our ability to implement and maintain cost structures, including reduced interest and debt that align with single-family housing trends.  If this fails to transpire or if we cannot obtain a waiver, forbearance or modification to our current credit agreement or other financing options, we may not be able to continue as a going concern and may be forced to seek relief through a bankruptcy filing.  Such actions would have an adverse impact on the holders of our common shares.

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

Our ability to maintain adequate liquidity, reduce operating costs and increase market share in an industry experiencing a 64% reduction in average annual housing starts may not be fully realized or may take longer to realize than expected.
Already under contraction, single-family housing starts declined further in the first quarter of 2009 as home foreclosures increased, lending standards tightened and rising unemployment sapped consumer confidence.  According to the U.S. Census Bureau as of February 2009, single-family housing starts for the U.S. as a whole fell below an annualized rate of 0.4 million.  Excluding the boom years of 2006 through 2003, single-family housing starts for the U.S. as a whole averaged 1.1 million starts per year since 1990.

Similarly, as of February 2009 annualized single-family permits in our markets fell 46% to 0.1 million from the prior year.  The decline was widespread across all our markets for both building products and construction services.  Lower sales from weakening buyer demand and increased competition for fewer contracts led to declines in our margins, particularly for construction services.  As of March 2009, single-family housing starts for the U.S. as a whole fell to an annualized rate below 0.4 million and single-family permits in our markets remained at an annualized rate of 0.1 million.  We expect market conditions to be challenging and may apply further pressure to our sales, margins and operating results.

•	Our liquidity is dependent on operating performance, an efficient cash conversion cycle and compliance with financial covenants.
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

We may not be able to meet near-term working capital and scheduled interest and debt payment requirements if cash flows are inadequate from our reduced operating activities or if our access to the revolver portion of our credit facility is restricted because we are unable to reach an agreement with our lenders.  Absent any waiver, forbearance or modification to our current credit agreement, we believe our recurring losses from operations, interest and debt burden amid declining sales and potential inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern.

Additionally, our long-term future is dependent on more normal levels of single-family housing starts and our ability to implement and maintain cost structures, including reduced interest and debt that align with single-family housing trends.  If this fails to transpire or if we cannot obtain a waiver, forbearance or modification to our current credit agreement or other financing options, we may not be able to continue as a going concern and may be forced to seek relief through a bankruptcy filing.

Based on financial information for February 2009, we were not in compliance with the monthly Adjusted EBITDA requirement of our credit agreement.  In March 2009, we obtained a limited waiver through April 15, 2009 for lack of compliance with the monthly Adjusted EBITDA requirement and we preserved access to limited liquidity permitting us to borrow up to $20 million under the revolver.  Previously, we had obtained waivers for financial covenants due to lower than planned operating performance as of both June 2008 and December 2007.

Due to the difficulty of reliably projecting our operating results within the depressed business conditions of the homebuilding industry, we believe that it is likely that we will not be able to meet the financial covenants of our credit agreement during 2009.  Also, our independent registered public accounting firm included a going concern explanatory paragraph in their report on our financial statements for 2008, citing among other things, the uncertainty that we would remain in compliance with these financial covenants.  The going concern explanatory paragraph constitutes a default under our credit agreement.  In April 2009, we obtained a waiver for the going concern explanatory paragraph.

In April 2009, our lenders also agreed to extend the limited waiver through June 1, 2009.  In May 2009, the limited waiver was extended through June 29, 2009.  This limited waiver continues to waive compliance with the monthly Adjusted EBITDA, forecast and projection requirements of our credit agreement.  The limited waiver limits borrowings under the revolver to $20 million and limits capital expenditures to $0.1 million from the date of the extended limited waiver.  Lenders approving each of the March, April and May 2009 limited waivers were paid a fee of 0.10% of their revolver commitment and their portion of the outstanding principal amount of the term note.

For March 2009, we were not in compliance with the monthly Adjusted EBITDA requirement of our credit agreement.  Additionally, as the limited waiver for these financial covenants is less than a year, it is probable we will not be in compliance with these financial covenants within the next year and given there is no amendment or other financing agreement currently in place, the revolver and term note are classified as a current liability in the consolidated balance sheet.

We are anticipating tax refunds of $56 million as a result of net operating losses for 2008.  These refunds will be applied to reduce the amount outstanding under our term loan facility to approximately $275 million.  The remaining portion of the tax refund will be available for working capital needs after payment of any borrowings under the revolver.  We filed for our federal tax refund in April 2009 and our professional advisors have advised us that receipt of the refund is anticipated in mid- to late May 2009.

We are currently negotiating with our lenders to develop debt and capital structures to support our long-term strategic plan and business objectives.  We expect that these negotiations may lead to a bankruptcy filing which we anticipate would reflect the agreement of our lenders and would provide for the payment in full of all amounts owing to key vendors and the uninterrupted supply of goods and services to our customers.  Equity holders may be substantially diluted or be eliminated in a bankruptcy filing.

There can be no assurance these negotiations will result in debt and capital structures acceptable to us and the lenders or an agreement that would achieve our goals.  If these negotiations fail, we would not be able to continue as a going concern and would be forced to seek relief through bankruptcy filing without an agreement of our lenders.  We also continue to pursue alternative financing arrangements as well as evaluate other financing options.

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

•
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

•	Loss of customers as well as changes in the business models of customers may have an adverse impact on our operating results.
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

While market and regulatory changes seek to reduce excess unsold home inventory and stabilize housing affordability, we may experience losses of and changes in customers.  Many homebuilders are experiencing business and financial challenges in the current housing environment.  Our 5 largest customers represent 14% of consolidated sales.  Additionally, diversification of our sales to more products and services for multi-family and commercial projects may result in changes in our customer mix.  The loss of one or more of our significant customers or changes in customer mix may adversely affect our financial condition, results of operations or cash flows.

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
Already under contraction, single-family housing starts declined further in the first quarter of 2009 as home foreclosures increased, lending standards tightened and rising unemployment sapped consumer confidence.  According to the U.S. Census Bureau as of February 2009, single-family housing starts for the U.S. as a whole fell below an annualized rate of 0.4 million.  Excluding the boom years of 2006 through 2003, single-family housing starts for the U.S. as a whole averaged 1.1 million starts per year since 1990.

Similarly, as of February 2009 annualized single-family permits in our markets fell 46% to 0.1 million from the prior year.  The decline was widespread across all our markets for both building products and construction services.  Lower sales from weakening buyer demand and increased competition for fewer contracts led to declines in our margins, particularly for construction services.  As of March 2009, single-family housing starts for the U.S. as a whole fell to an annualized rate below 0.4 million and single-family permits in our markets remained at an annualized rate of 0.1 million.

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
Competition for employees is especially intense in both building products distribution and construction services.  Weak operating results may limit our ability to offer competitive compensation and benefits and may result in shortages of qualified labor and key personnel and in turn, may limit our ability to complete contracts as well as obtain additional contracts with builders.  Also, as a result of the downturn in the homebuilding industry, many qualified individuals have sought and may continue to seek employment in other industries.  Additional employment and eligibility requirements as well as enhanced and perceived enforcement from state and federal authorities could also limit the availability of qualified labor.  We cannot guarantee that we will be successful in recruiting and retaining qualified employees in the future.

Our success is also dependent on our ability to profitably implement evolving employment legislation.  For example, potential legislation easing union organizing activities and limiting arbitration options may significantly increase costs and may reduce or eliminate our ability to provide building products or construction services in certain markets.  Increases in health care and unemployment benefits, holidays and various job protections increase costs.  Likewise, changes required to reasonably balance employment levels and profitability are difficult to obtain under binding arbitration provisions.  There is no assurance we will be successful in balancing a changing sense of entitlement with shareholder value.  Employment legislation may adversely affect our financial condition, results of operations or cash flows.

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

The fair value of each common share for these warrants was estimated on the date of grant using the modified Black-Scholes-Merton model.  The following table presents the assumptions used in the valuation and the resulting fair value as of the date of grant:

Expected term (years)	5.5
Expected volatility	64.6%
Expected dividend yield	0.0%
Risk-free interest rate	3.0%
Exercise price	$0.47
Weighted average fair value	$0.28

These assumptions to determine fair value are based principally on historical experience.  Due to uncertainties inherent in these assumptions, it is possible that actual value received by the warrant holders may vary from the estimate of the fair value of these common shares.

No warrants have been exercised and all 2.8 million warrants are outstanding and exercisable as of March 31, 2009.  Warrants exercised are settled with newly issued common shares.

The warrants were issued without registration on the exemption provided by Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

	Number	Description

	10.10.2.3	Limited Waiver Agreement to Second Amended and Restated Credit Agreement Dated as of May 14, 2009 among Building Materials Holding Corporation and other Subsidiary Grantors, Wells Fargo Bank, National Association, as L/C Issuer, Swingline Lender and Administrative Agent for the Lenders

	31.1	Section 302 Certification

	31.2	Section 302 Certification

	32.0	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDING MATERIALS HOLDING CORPORATION
Date: May 14, 2009	/s/ Robert E. Mellor
Robert E. Mellor Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: May 14, 2009	/s/ William M. Smartt
William M. Smartt Senior Vice President and Chief Financial Officer (Principal Financial Officer)